Form 10-Q
period 1998-12-31
GOUVERNEUR BANCORP INC
filed 1999-02-12
CIK 1063942

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _________ to _____________

                         Commission File Number 0-24761
                                                -------

                            GOUVERNEUR BANCORP, INC.
             (Exact name of registrant as specified in its charter)

      United States                              Not yet issued
      -------------                              --------------

   (State or other jurisdiction of         (I.R.S. Employer Identification
   incorporation or organization)                 Identification Number)

        42 Church Street, Gouverneur, New York           13642
        --------------------------------------           -----
       (Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code: (315) 287-2600

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     As of December 31, 1998 and February 10, 1999, there were no shares of the Registrant's common stock issued and outstanding.

                            GOUVERNEUR BANCORP, INC.
                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX


                                                                            Page
                                                                          Number

PART I.  FINANCIAL INFORMATION

         Item 1.                                                               1

         Item 2.                                                               1

PART II. OTHER INFORMATION                                                     1

SIGNATURES                                                                     2

                          PART I. FINANCIAL INFORMATION

Item 1.

     Financial statements for the Company at December 31, 1998 are omitted because at that date the Company had no material assets or liabilities and had not conducted any material operations. See Item 2 below.

Item 2.

     Gouverneur Bancorp, Inc. (the"Company") is being created in connection with the reorganization of Gouverneur Savings and Loan Association (the "Bank") into the mutual holding company form of organization. The reorganization is conditioned, among other things, on the sale of a minimum amount of common stock of the Company and the use of at least 50% of the net proceeds of that sale to capitalize the Bank. The members of the Bank approved the reorganization on September 24, 1998. The Company is continuing to offer its shares of common stock pursuant to a prospectus dated August 12, 1998 and a prospectus supplement dated December 23, 1998. Prior subscribers must confirm their subscriptions or the subscriptions will be canceled. The offering period for the stock is currently scheduled to expire on February 26, 1999. The Company does not know whether the offering will be successful.

     Financial statements for the Company at December 31, 1998 are omitted because at that date the Company had no material assets or liabilities and had not conducted any material operations.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings: None.

Item 2.  Changes in Securities: None.

Item 3.  Defaults Upon Senior Securities: None.

Item 4.  Submission of Matters to a Vote of Security Holders: None.

Item 5.  Other Information: None

Item 6.  Exhibits and Reports on Form 8-K

a)  Exhibits

Exhibit No.  Description

27           Financial Data Schedule as of December 31, 1998.

b)           Reports on Form 8-K: None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      GOUVERNEUR BANCORP, INC.

Date:   February 12, 1999             /s/ RICHARD F. BENNETT
                                      --------------------------------------
                                      Richard F. Bennett
                                      President and Chief Executive Officer
                                      (Principal Executive, Financial and
                                      Accounting Officer)

                  GOUVERNEUR BANCORP,CNY FINANCIAL CORPORATION
                                    FORM 10-Q
                                  EXHIBIT INDEX

Exhibit No.     Description

27              Financial Data Schedule as of December 31, 1998.