Form 10-Q
period 1999-03-31
GOUVERNEUR BANCORP INC
filed 1999-05-17
CIK 1063942

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the quarterly period ended March 31,1999

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from _______________ to ___________________

                        Commission file number 000-24761

                            GOUVERNEUR BANCORP, INC.
             (Exact name of registrant as specified in its charter)

             UNITED STATES                         04-3429966
             -------------                         ----------
      (State or other jurisdiction of            (I.R.S. Employer
       incorporation or organization)            Identification No.)


                        42Church Street, Gouverneur, New York 13642
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (315) 287-2600

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 dutring the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

          As of April 30, 1999 there were 2,384,040 shares outstanding.

                            GOUVERNEUR BANCORP, INC.
                                    FORM 10-Q
                                TABLE OF CONTENTS


PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements - Unaudited

             Consolidated  Statements  of Financial  Condition at March 31,
             1999 and September 30, 1998                                       4

             Consolidated  Statements of Income for the three and six month
             periods ended March 31, 1999 and March 31, 1998                   5

             Consolidated    Statements   of   Shareholders'   Equity   and
             Comprehensive Income for the six months ended March 31, 1999      6

             Consolidated Statements of Cash Flows for the six months ended
             March 31, 1999 and 1998                                           7

             Notes to Consolidated Financial Statements                        8

Item 2.      Management's  Discussion  and Analysis of Financial  Condition
             and Results of Operations.                                       10

Item 3.      Quantitative and Qualitative Disclosure About Market Risk        19

PART II - OTHER INFORMATION

Item 1.      Legal Proceedings                                                22

Item 2.      Changes in Securities and Use of Proceeds                        22

Item 6.      Exhibits and Reports on Form 8-K                                 23

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial statements presented in this Form 10-Q beginning on the following page reflect the consolidated financial condition and results of operations of the Gouverneur Bancorp, Inc. ("We" or the "Company") and its subsidiary Gouverneur Savings and Loan Association (the "Bank") for periods on and after March 23, 1999. Financial statements presented for periods before March 23, 1999 are for the Bank.

                     GOUVERNEUR BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                        (In thousands, except share data)
                                  (Unaudited)

                                                              MARCH 31  SEPTEMBER 30
                                                                1999        1998
                                                              --------   ---------
ASSETS

Cash and due from banks                                       $  1,033    $  1,179
Interest-bearing deposits with other financial institutions      1,765       3,255
Securities available for sale, at fair value                    12,982      10,546
Securities held to maturity, fair value of
  $7,002 in 1999 and $7,787 in 1998                              7,009       7,717
Loans, net of deferred fees                                     39,217      35,691
Allowance for loan losses                                         (533)       (484)
                                                              --------    --------

Loans, net                                                      38,684      35,207

Bank premises and equipment, net                                   269         288
Federal Home Loan Bank stock, at cost                              386         379
Accrued interest receivable                                        359         346
Real estate owned                                                   70          51
Other assets                                                        55         369
                                                              --------    --------

Total assets                                                  $ 62,612    $ 59,337
                                                              ========    ========

LIABILITIES

Deposits:  Non-interest bearing                               $    222    $    210
           Interest bearing                                     44,731      46,172
                                                              --------    --------
Total deposits                                                  44,953      46,382

Advance payments by borrowers for property taxes
  and insurance                                                    189         105
Other liabilities                                                1,589       1,382
                                                              --------    --------

Total liabilities                                               46,731      47,869
                                                              --------    --------

SHAREHOLDERS' EQUITY

Preferred stock, $.01 par value per share;
 authorized 1,000,000 shares, issued: none                          --          --
Common stock, $.01 par value per share;
 authorized 9,000,000 shares, issued:2,384,040                      24          --
Additional paid in capital                                       4,555          --
Retained earnings                                               11,145      10,929
Accumulated other comprehensive income                             586         539
Unallocated shares of Employee Stock Ownership Plan
  (ESOP) 85,825 shares in 1999                                    (429)         --
                                                              --------    --------

Total shareholders' equity                                      15,881      11,468
                                                              --------    --------

Total liabilities & shareholders' equity                      $ 62,612    $ 59,337
                                                              ========    ========

          See accompanying notes to consolidated financial statements.

                     GOUVERNEUR BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                        (In thousands, except share data)
                                  (Unaudited)

                                          THREE MONTHS ENDED          SIX MONTHS ENDED
                                                MARCH 31                  MARCH 31
INTEREST INCOME                            1999         1998         1999         1998
---------------                         ----------   ----------   ----------   ----------

Loans                                   $      871   $      811   $    1,699   $    1,622
Securities                                     272          235          551          483
Other short-term investments                    16           22           46           38
                                        ----------   ----------   ----------   ----------

Total interest income                        1,159        1,068        2,296        2,143
                                        ----------   ----------   ----------   ----------

INTEREST EXPENSE

Deposits                                       489          460        1,003          936
Borrowings                                       4           --            4           --
                                        ----------   ----------   ----------   ----------

Total interest expense                         493          460        1,007          936
                                        ----------   ----------   ----------   ----------

Net interest income                            666          608        1,289        1,207
Provision for loan losses                       11           42           44           85
                                        ----------   ----------   ----------   ----------

Net interest income after
provision for loan losses                      655          566        1,245        1,122

Non-interest income:
  Service charges                               14           10           31           24
  Net gain on sale of securities                 4           --            4           --
  Other                                         37           30           79           60
                                        ----------   ----------   ----------   ----------
    Total non-interest income                   55           40          114           84

Non-interest expenses:
  Salaries and employee benefits               191          149          391          312
  Directors fees                                16           16           35           30
  Building, occupancy and equipment             59           46          113           89
  Data processing                               23           21           46           41
  Postage and supplies                          23           16           41           38
  Professional fees                             13           12           34           23
  Deposit insurance premium                      7            7           14           14
  Real estate owned                             16           31           47           51
  Other                                         59           47          130           94
                                        ----------   ----------   ----------   ----------
Total non-interest expenses                    407          345          851          692

Income before income taxes                     303          261          508          514
Income taxes                                   114           98          192          208
                                        ----------   ----------   ----------   ----------

NET INCOME                              $      189   $      163   $      316   $      306
                                        ==========   ==========   ==========   ==========

BASIC EARNINGS PER SHARE (See Note 3)          N/A          N/A          N/A          N/A

Weighted average shares outstanding      2,298,215          N/A    2,298,215          N/A

          See accompanying notes to consolidated financial statements.

                                 GOUVERNEUR BANCORP, INC. AND SUBSIDIARY
                             CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                       AND COMPREHENSIVE INCOME (In
                                      thousands, except share data)
                                               (Unaudited)

                                                                                   Accumulated
                                            Additional              Other          Unallocated
                                  Common     Paid-in    Retained    Comprehensive     ESOP
                                  Stock      Capital    Earnings    Income           Shares       Total

Balances at
September 30, 1998               $     --    $     --    $ 10,929    $    539        $    --    $ 11,468

Net proceeds from issuance
 of 1,072,818 shares of
 common stock                          11       4,568                                              4,579
Common stock acquired by
    ESOP (85,825 shares)                                                                (429)       (429)
Initial capital contribution
 and issuance of shares
 to Cambray MHC
 (1,311,222 shares)                    13         (13)       (100)                                  (100)

Comprehensive Income:
 Change in net unrealized gain
 (Loss) on available-for-sale
 securities, net of tax                                                    47                         47
 Net Income                                                   316                                    316
                                                                                                --------
Total Comprehensive Income                                                                           363
                                 --------    --------    --------    --------        -------    --------

Balances at
March 31, 1999                   $     24    $  4,555    $ 11,145    $    586        ($  429)   $ 15,881
                                 ========    ========    ========    ========        =======    ========

                      See accompanying notes to consolidated financial statements.

                     GOUVERNEUR BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (In thousands, except share data)
                                   (Unaudited)

                                                             SIX MONTHS ENDED
                                                                 MARCH 31

                                                              1999       1998
                                                            -------    -------
OPERATING ACTIVITIES

Net income                                                  $   316    $   306

Adjustments to  reconcile  net  income  to  net  cash
 provided  by  operating activities:
  Depreciation and amortization                                  33         29
  Increase in accrued interest receivable                       (13)        (6)
  Provision for loan losses                                      44         85
  Net gains on sales of securities                               (4)        --
  Net (gain) loss on sale of real estate owned                  (12)         2
  Net amortization (accretion) of premiums/discounts              3          3
  Decrease other liabilities                                    176         (7)
  Decrease in other assets                                      314         90
                                                            -------    -------

         Net cash provided by operating activities              857        502
                                                            -------    -------

INVESTING ACTIVITIES

  Net (increase) decrease in loans                           (3,573)       405
  Proceeds from sales of securities available-for-sale          504        836
  Proceeds from maturities and principal reductions of
    securities available-for-sale                             1,500      1,000
  Purchases of securities available-for-sale                 (4,358)    (2,353)
  Purchases of securities held-to-maturity                     (695)      (714)
  Proceeds from maturities and principal reductions of
    securities held-to-maturity                               1,400      2,249
  Proceeds from sale of real estate owned                        45         47
  Additions to premises and equipment                           (14)       (49)
  (Purchase) of FHLB stock                                       (7)        (4)
                                                            -------    -------

         Net cash (used) provided by investing activities    (5,198)     1,417
                                                            -------    -------


FINANCING ACTIVITIES

  Net decrease in deposits                                   (1,429)      (658)
  Net increase in advance payments by
    borrowers for property taxes and insurance                   84         71
  Net proceeds from issuance of common stock                  4,579         --
  Purchase of shares of common stock by ESOP                   (429)        --
  Initial capital contribution to Cambray MHC                  (100)        --
                                                            -------    -------

         Net cash provided (used) by financing activities     2,705       (587)
                                                            -------    -------

  Net (decrease) increase in cash and
    cash equivalents                                         (1,636)     1,332
  Cash and cash equivalents at beginning of period            4,434      2,486
                                                            -------    -------

  Cash and cash equivalents at end of period                $ 2,798    $ 3,818
                                                            =======    =======

Supplemental disclosure of cash flow information

  Non-cash investing activities:
         Additions to real estate owned                          52         68
  Cash paid during the period for:
         Interest                                             1,007        936
         Income taxes                                           404         --

           See accompanying notes to consolidated financial statements

                     GOUVERNEUR BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       BUSINESS

                  Gouverneur Bancorp, Inc. (the Company) operates as a savings and loan holding company. Its only subsidiary is Gouverneur Savings and Loan Association (the Bank). The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, the Bank. All material intercompany accounts and transactions have been eliminated in the consolidation.


2.       BASIS OF PRESENTATION

                  The consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, of a normal recurring nature and necessary to present fairly the Company's financial position as of March 31, 1999 and September 30, 1998, and results of operations for the three and six month periods ended March 31, 1999 and 1998. The statements of shareholders' equity and cash flows are for the six months ended March 31, 1999 and 1998.

3.       EARNINGS PER SHARE

                  Basic earnings per share is calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period. Prior to the mutual holding company reorganization of the Bank, which occurred on March 23, 1999, earnings per share are not applicable as neither the Company nor the Bank had shares outstanding. Earnings per share was $0.01 for earnings from March 23, 1999, to the end of the reporting period based upon the weighted average number of shares outstanding for the period. The income included in the computation is based on the actual results of operations only for the post-conversion period. Unallocated shares held by the Company's ESOP are not included in the weighted average number of shares outstanding.

4.       IMPACT OF NEW ACCOUNTING STANDARDS

                  On October 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 130, REPORTING COMPREHENSIVE INCOME. This statement establishes standards for reporting and display of comprehensive income and its components. At the Company, comprehensive income represents net income plus other comprehensive income, which consists of the net change in unrealized gains or losses on securities available for sale for the period. Accumulated other comprehensive income represents the net unrealized gains or losses on securities available for sale as of the balance sheet dates, net of the related tax effect. Prior year consolidated financial statements have been reclassified to conform to the requirements of SFAS 130.

                  A   summary   of   unrealized   gains   and   reclassification
                  adjustments, net of tax, of available-for-sale securities for the six-month periods ended March 31, 1999 and 1998 follows:

                                                                  1999      1998
                                                                  ----      ----

         Unrealized holding gains arising during
         the period net of tax (pre-tax
            amount of $82,000 and $213,000)                       $  49     $128

            Reclassification adjustment for gains
            realized in net income during the
            period, net of tax (pre-tax amount of $4,000 and $0)     (2)      --
                                                                  -----     ----

               Change in net unrealized gains on securities       $  47     $128

Effective October 1, 1998, the Company adopted the provisions of SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS No. 131 requires publicly-held companies to report financial and other information about key revenue-producing segments of the entity for which such information is available and is utilized by the chief operation decision maker. Specific information to be reported for individual segments includes profit or loss, certain revenue and expense items and total assets. A reconciliation of segment financial information to amounts reported in the financial statements is also provided. The Company has determined that it has no reportable segments and therefore the adoption of SFAS No. 131 caused no significant change in the Company's reporting.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         We were formally chartered by the Office of Thrift Supervision (the "OTS") on March 23, 1999. On that date, the Bank completed a mutual holding company reorganization so that it became our wholly owned subsidiary. We then sold 45% of our common stock (1,072,818 shares) to the public for $5.00 per share and issued 55% of our common stock (1,311,222 shares) to Cambray Mutual Holding Company ("Cambray MHC") without any cash payment. Cambray MHC is a mutual holding company also chartered by the OTS. As part of the reorganization, the Bank contributed $100,000 to Cambray MHC as its initial capital. We received $4.8 million of net proceeds from the sale of our stock. We used one half of the net proceeds to acquire all the Bank's common stock.

         OTS regulations require that Cambray MHC own a majority of our outstanding stock. In order to dispose of that stock, OTS regulations require, in most instances, that the depositors of the Bank must approve the transaction in which the sale will occur, and then the shares must first be offered to those depositors.

         The Bank has been and continues to be a community oriented financial institution offering a variety of financial services. The Bank attracts deposits from the general public and uses those deposits, together with other funds, to make loans and other investments. Most of the loans are one to four family residential mortgages. The Bank also makes consumer (including home equity lines of credit), commercial, and multi-family real estate and other loans. Most of the loans are in the Bank's primary market area, which is southern St. Lawrence and northern Jefferson and Lewis counties in New York State. The Bank's deposit accounts are insured by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC"), and the Bank is subject to regulation by the FDIC and the OTS.

         Our profitability depends, to a large extent, on our net interest income, which is the difference between the interest we receive on our interest earning assets, such as loans and investments, and the interest we pay on interest bearing liabilities. Other categories of expenses generally include the provision for loan losses, salaries and employee benefits costs, net expenses on real estate owned and various other categories of operational expenses. External factors, such as general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities, can also have a substantial effect on profitability.

ANALYSIS OF NET INTEREST INCOME

         Net  interest  income,  the  Bank's  primary  income  source,   depends
principally upon (i) the amount of interest-earning assets that the Bank can maintain based upon its funding sources; (ii) the relative amounts of interest-earning assets versus interest-bearing liabilities; and (iii) the difference between the yields earned on those assets and the rates paid on those liabilities. Non-performing loans adversely affect net interest income because they must still be funded by interest-bearing liabilities, but they do not provide interest income. Furthermore, when the Bank designates an asset as non-performing, all interest which has been accrued but not actually received is deducted from current period income, further reducing net interest income.

AVERAGE BALANCES, INTEREST RATES AND YIELDS

         The following tables present, for the periods indicated, the average interest-earning assets and average interest-bearing liabilities by principal categories, the interest income or expense for each category, and the resultant average yields earned or rates paid. No tax equivalent adjustments were made. All average balances are daily average balances. Non-interest-bearing checking accounts are included in the tables as a component of non-interest-bearing liabilities.

                                                               For the Six Months Ended March 31,
                                               ---------------------------------------------------------------
                                                            1999                            1998
                                               -------------------------------  ------------------------------

                                                                      Average                          Average
                                               Average                 Yield/   Average                 Yield/
                                               Balance   Interest     Cost (6)  Balance   Interest    Cost (6)
                                               -------   --------     --------  -------   --------    --------

                                                                    (Dollars in thousands)
Loans (1)                                      $36,824   $ 1,699        9.25%   $34,763   $ 1,622       9.36%
Securities (2)                                  18,361       551        6.02%    15,555       483       6.23%
Other short-term investments                     1,943        46        4.75%     1,499        38       5.08%
                                               -------   -------                -------   -------
     Total interest-earning assets              57,128     2,296        8.06%    51,817     2,143       8.29%
Non-interest-earning assets                      2,905                            2,223
                                               -------                          -------
     Total assets                              $60,033                          $54,040
                                               =======                          =======

Savings and club accounts (3)                  $17,482       299        3.43%   $14,630       254       3.48%
Time certificates                               23,722       647        5.47%    22,454       628       5.61%
NOW and money market accounts                    5,777        57        1.98%     5,446        54       1.99%
Borrowings                                         159         4        5.05%        --        --         --
                                               -------   -------                -------   -------
     Total interest-bearing liabilities         47,140     1,007        4.28%    42,530       936       4.41%
Non-interest-bearing liabilities                 1,313                            1,003
                                               -------                          -------
     Total liabilities                          48,453                           43,533
Equity                                          11,580                           10,507
                                               -------                          -------
     Total liabilities and equity              $60,033                          $54,040
                                                                                =======
Net interest income/spread (4)                           $ 1,289        3.78%             $ 1,207       3.88%
                                               -------   =======    ========    =======   =======       ====
Net earning assets/net interest margin (5)     $ 9,988                  4.53%   $ 9,287                 4.67%
                                               =======              ========    =======                 ====
Ratio of average interest-earning assets
     to average interest-bearing liabilities               1.21x                            1.22x



                                                                                NOTES APPEAR ON FOLLOWING PAGE.

                                                                For the Three Months Ended March 31,
                                               ---------------------------------------------------------------
                                                            1999                            1998
                                               -------------------------------  ------------------------------

                                                                      Average                          Average
                                               Average                 Yield/   Average                 Yield/
                                               Balance   Interest     Cost (6)  Balance   Interest    Cost (6)
                                               -------   --------     --------  -------   --------    --------

                                                                    (Dollars in thousands)
Loans (1)                                      $37,541       871        9.41%   $34,540   $   811       9.52%
Securities (2)                                  19,365       272        5.70%    15,273       235       6.24%
Other short-term investments                     1,483        16        4.38%     1,755        22       5.08%
                                               -------   -------                -------   -------
     Total interest-earning assets              58,389     1,159        8.05%    51,568     1,068       8.40%
Non-interest-earning assets                      2,296                            2,161
                                               -------                          -------
     Total assets                              $60,685                          $53,729
                                               =======                          =======

Savings and club accounts (3)                  $17,532       147        3.40%   $14,410       125       3.52%
Time certificates                               23,696       314        5.37%    22,330       308       5.59%
NOW and money market accounts                    5,786        28        1.96%     5,388        27       2.03%
Borrowings                                         322         4        5.04%        --        --         --
                                               -------   -------                -------   -------
     Total interest-bearing liabilities         47,336       493        4.22%    42,530       460       4.43%
Non-interest-bearing liabilities                 1,519                              864
                                               -------                          -------
     Total liabilities                          48,855                           42,992
Equity                                          11,830                           10,737
                                               -------                          -------
     Total liabilities and equity              $60,685                          $53,729
                                                                                =======
Net interest income/spread (4)                           $   666        3.83%             $   608       3.97%
                                               -------   =======    ========    =======   =======       ====
Net earning assets/net interest margin (5)     $11,053                  4.63%   $ 9,440                 4.78%
                                               =======              ========    =======                 ====
Ratio of average interest-earning assets
     to average interest-bearing liabilities               1.23x                            1.22x


(1) Shown net of the allowance for loan losses.  Average loan balances include non-accrual loans.  Interest is recognized on non-accrual loans only as and when received.
(2) Securities are included at amortized cost, with net unrealized gains or losses on securities available for sale included as a component of non-earning assets.  Securities include Federal Home Loan Bank of New York stock.
(3) Includes advance payments by borrowers for taxes and insurance (mortgage escrow deposits).
(4) The spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(5) The net interest margin, also known as the net yield on average  interest-earning  assets,  represents net interest income as a percentage of average interest-earning assets.
(6) Yields and related ratios for the six month periods have been annualized when appropriate.

RATE/VOLUME ANALYSIS OF NET INTEREST INCOME

         One method of analyzing net interest income is to consider how changes in average balances and average rates from one period to the next affect net interest income. The following table shows changes in the dollar amount of interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. It shows the amount of the change in interest income or expense caused by either changes in outstanding balances (volume) or changes in interest rates. The effect of a change in volume is measured by applying the average rate during the first period to the volume change between the two periods. The effect of changes in rate is measured by applying the change in rate between the two periods to the average volume during the first period. Changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate.

                                         Six Months Ended            Three Months Ended
                                             March 31,                    March 31,
                                   ---------------------------  ---------------------------
                                           1999 VS. 1998               1999 VS. 1998
                                           -------------               -------------
                                   Increase (Decrease) Due To:  Increase (Decrease) Due To:

                                     Volume  Rate    Total       Volume    Rate     Total

                                                       (In thousands)

INTEREST-EARNING ASSETS:
Loans                                $  95   $ (18)   $  77       $  69    $  (9)   $  60
Securities                              85     (17)      68          59      (22)      37
Other short-term investments            11      (3)       8          (3)      (3)      (6)
                                     -----   -----    -----       -----    -----    -----
Total interest-earning assets          191     (38)     153         125      (34)      91
                                     =====   =====    =====       =====    =====    =====

INTEREST-BEARING LIABILITIES:
Savings and club accounts               49      (4)      45          27       (5)      22
Time certificates                       35     (16)      19          18      (12)       6
NOW and money market accounts            3      --        3           2       (1)       1
Borrowings                               4      --        4           4       --        4
                                     -----   -----    -----       -----    -----    -----
Total interest-bearing liabilities      91     (20)      71          51      (18)      33
                                     =====   =====    =====       =====    =====    =====

Net change in net interest income    $ 100   $ (18)   $  82       $  74    $ (16)   $  58
                                     =====   =====    =====       =====    =====    =====


COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 1999 AND SEPTEMBER 30, 1998.

         Our total assets increased $3.3 million from $59.3 million at September 30, 1998 to $62.6 million at March 31, 1999. The principal reason was the sale of 45% of our common stock as part of the mutual holding company reorganization of the Bank. At September 30, 1998, we held $3.54 million of stock subscriptions for our stock offering, including $1.97 million of funds paid by subscribers and $1.57 million in withdrawal authorizations from existing accounts. From November 1998 through February 1999, part of these subscriptions were canceled and we refunded the related payments. By the end of March, 1999, we received additional stock subscriptions and we completed the stock sale. We received net new funds of approximately $4.2 million, after deducting expenses and our $429,000 loan to our Employee Stock Ownership Plan. The Employee Stock Ownership Plan used the loan to buy 8% of the stock we sold.

         During the six months from September 30, 1998 through March 31, 1999, we actively pursued an increase in our loan portfolio because loans generally have higher yields than securities investments. As a result of our efforts, we were able to increase our loans, net, by $3.5 million. If we had not had the stock offering, our level of securities and other short term investments would have declined because we would have used the proceeds of those investments to fund the new loans. However, the stock subscriptions which we received, and which became part of our capital when we completed the reorganization on March 23, could not be invested immediately in loans. Therefore, during the first six months of this fiscal year, we also had a $2.4 million increase in securities available for sale. We reduced our securities classified as held to maturity by $708,000 because all new securities purchases were classified at available for sale to increase flexibility in dealing with our securities portfolio.

         During the first six months of the fiscal year, we had a $1.4 million decline in deposits. The reason for this decline was that some of our stockholders purchased their stock with deposits which were at the Bank on September 30, 1998. When we completed the reorganization on March 23, 1999, these customers used their deposits to pay for stock, and the funds became capital rather than deposits. In addition, on September 30, 1998, we were holding some stock subscriptions which were later canceled. The subscriptions had been classified as deposits pending the completion of the reorganization, and thus the cancellation of the subscriptions resulted in an additional decrease in deposits. We believe that if we exclude the effect of the deposit inflows and outflows related to the reorganization, total deposits would have increased during the six months ended March 31, 1999.

         We increased our total capital by $4.4 million during the first six months of the fiscal year. This increase was caused almost entirely by $4.2 million of net stock sale proceeds, plus retained earnings of $216,000. During the six month period, we had total earnings of $316,000, but the Bank used $100,000 to capitalize Cambray Mutual Holding Company, which owns 55% of our stock, resulting in the net increase in retained earnings of $216,000.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998.

         GENERAL. Our net income for the three months ended March 31, 1999 was $189,000, an increase of $26,000, or 16%, over our net income for the same period last year. The primary reasons for the increase in net income were an increase in our size, which provided a higher level of average earning assets, and a decrease in our provision for loan losses. However, increases in other operating expenses, primarily salaries and employee benefits expense, offset a portion of the two positive factors.

         INTEREST INCOME. Interest income increased by $91,000, or 8.5%, from the three months ended March 31, 1998 to the three months ended March 31, 1999. We generated the increase entirely as a result of efforts to increase our level of interest-earning assets. Average interest-earning assets increased from $51.6 million for the 1998 quarter to $58.4 million for the 1999 quarter. We were able to generate this increase through the active solicitation of loans and the hiring of additional loan origination staff. The increase in the average balance of loans would have been accompanied by a decrease in the average balance of other interest-earning assets if our total sources of funds had remained level. However, we invested the stock subscriptions we held pending completion of the reorganization, and then the additional capital raised in the reorganization, in securities and other short term investments. Therefore, the average balance of those investments, and the interest earned on them, also increased.

         The average interest rate we earned on our loans and securities was 35 basis points (0.35%) lower in this year's quarter than last year, with the average rate earned on loans decreasing by 11 basis points and the average rate earned on securities decreasing by 54 basis points. The reason for these decreases in average rates was that market interest rates generally declined, so that new loans and securities tended to be originated at lower rates than the existing loans and securities in our portfolios and the rates earned on adjustable rate loans and securities declined. We worked to limit the effect of the decline in interest rates by originating commercial and consumer loans with higher rates than residential mortgage loans. Also adding to the lower average rate earned on our total earning assets was the fact that we received funds to purchase our stock more rapidly than we were able to increase our level of loans. We invested the new funds in lower yielding securities and other short term investments pending redeployment, as opportunities arise, in higher yielding loans. However, we cannot guaranty that we will be able to find acceptable prudent loan opportunities which will allow us to increase our yields earned.

         Overall, we estimate that the increase in the average volume of interest-earning assets caused a $125,000 increase in interest income, while the decrease in interest rates resulted in a $34,000 decrease in interest income.

         It is important to remember that we did not complete the Reorganization until March 23, 1999, so the increase in capital from the Reorganization was present only for nine days in the 1999 quarter. We did not receive a substantial part of the funds used to purchase the stock until late February or March of 1999. Since the funds were only available for investment for part of the quarter, they only had a partial quarter's effect on average assets available for investment.

         INTEREST EXPENSE. As in the case of interest income, interest expense also increased from the 1998 to the 1999 quarter as a result of an increase in the average volume of interest bearing liabilities. The increase in the volume of interest-bearing liabilities was a result of our efforts to increase deposits and thus provide funds so we could grow our assets. However, the increase in interest expense was only $33,000, compared to the $91,000 increase in interest income. The interest expense increase was less than the interest earnings increase because average capital increased by $1.1 million between the two quarters and because the rate earned on the new assets was more than the rate paid on the new liabilities. We estimate that the increase in the volume of interest-bearing liabilities caused a $51,000 increase in interest expense while a decrease in our average cost of funds caused an $18,000 decline in interest expense.

         Please remember that we paid interest on stock subscriptions from the day we received them until we completed the reorganization. They became part of our capital and ceased bearing interest for only the last nine days of March 1999. Capital has no interest cost. In future periods, we anticipate that the percentage of our earning assets that are funded by interest-bearing liabilities should be lower than before the reorganization, until we are able to leverage the new capital through additional growth.

         NET INTEREST INCOME. The net effect of the increase in interest income and the lower increase in interest expense was a $58,000 increase in net interest income. This increase was the result of our growth, partially reduced by a reduction of our interest rate spread, representing the difference between the average rate we earned and the average rate we paid. Our spread decreased by 14 basis points from 3.97% for the 1998 quarter to 3.83% for the 1999 quarter for a number of reasons. The percentage of our assets invested in loans versus securities and other short term investments declined because we were only gradually able to deploy new funds in loans. This reduced spread because loans generally have higher yields than our other investments. In addition, the average yield on our loans declined due to generally declining interest rates and our decision to impose stricter loan underwriting requirements. Our cost of funds declined more slowly because we maintained slightly higher than market interest rates in order to retain and grow deposits. These higher rates were necessary to maintain a competitive edge at a time when other investments, such as the stock market, were perceived by many people, including some of our customers, as providing opportunities for higher yields.

         Our net interest margin (also known as the net yield on average interest-earning assets) declined by 15 basis points for the same reasons and because our increase in average capital between the two periods was at approximately the same rate as the increase in average earning assets. In future periods, until we can leverage our increased capital, we anticipate that our net interest margin will increase because of the increase in the portion of our earning assets that will be funded by non-interest-bearing capital.

         PROVISION FOR LOAN LOSSES. The provision for loan losses results from our analysis of the adequacy of the allowance for loan losses. If we believe that the allowance should be higher, then we increase it with a provision for loan losses which is an expense on our income statement. However, our assessment of the adequacy of the allowance is always speculative, based upon what we expect to occur in the future with our loan portfolio, especially default rates and the level of losses when our customers do not repay their loans. This requires estimates of many future events, such as future interest rates, the health of the local and national economy and the effects of government policies. If our predictions about the future are inaccurate, then increases in the allowance may be necessary in future periods even if the level of our loan portfolio remains the same. Furthermore, the Office of Thrift Supervision may disagree with our judgments regarding the potential risks in our loan portfolio and could require us to increase the allowance in the future.

         For the three months ended March 31, 1999, we provided $11,000 for possible loan losses, compared to $42,000 in the same quarter last year. We reduced the provision principally because we had a net recovery after charge-offs of $2,000 for the 1999 quarter compared to net charge-offs of $3,000 for the same quarter the prior year. We had also had a net recovery during the quarter ended December 31, 1998. Therefore, it was not necessary for us to make a provision for loan losses to replenish the allowance. Furthermore, our level of non-accruing loans (generally loans past due 90 days or more) was $233,000 at March 31, 1999 compared to $348,000 at March 31, 1998. At March 31, 1999, our allowance was $533,000, or 1.36% of total loans, compared to $464,000, or 1.34% of total loans at March 31, 1998.

         NON-INTEREST INCOME. Our non-interest income increased by $15,000 from the 1998 to the 1999 quarter. The increase was principally the result of increased size of our institution as a whole, which generated more transaction fees. We also implemented more rigorous policies regarding the collection and non-waiver of account-related charges.

         NON-INTEREST EXPENSES. Our non-interest expenses increased by $62,000 from the 1998 to the 1999 quarter. The primary reason for this increase was an increase in staff to generate loan growth, which caused a $42,000 increase in salaries and employee benefits expense. By the end of the 1999 quarter, we had 20 full time and one part time employees, compared to 16 full time and 2 part time employees at the end of March 1998. We believe that we have begun to reap the benefits of the increase in the level of employees as the increase in loans shows. However, we believe that our existing employee group can support additional growth. We also believe that the reorganization itself caused a temporary disruption in employee productivity as we allocated employees to tasks necessary to complete the reorganization.

         INCOME TAX EXPENSE. Our income tax expense increased by $16,000, or 16%, from the 1998 to the 1999 quarter. The increase corresponded to a 16% increase in income before taxes.

COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED MARCH 31, 1999 AND 1998.

         GENERAL. Our net income for the six months ended March 31, 1999 was $316,000, an increase of $10,000, or 3.3%, over our net income for the same period last year. The primary reason for the increase in net income was the increase in our size, as discussed above, coupled with a decrease in our provision for loan losses and a slight reduction in our effective tax rate. Partially offsetting these improvements were an increase in salaries and employee benefits expense and an increase in other general operating expenses.

         INTEREST INCOME. Interest income increased by $153,000, or 7.1%, from the six months ended March 31, 1998 to the six months ended March 31, 1999. We generated the increase through our efforts to increase our interest-earning assets. Average interest-earning assets increased from $51.8 million for the 1998 period to $57.1 million for the 1999 period. The factors which enabled us to generate the increase were the same as discussed above in the quarterly comparison. Our $2.1 million increase in the average balance of loans between the 1998 and the 1999 quarters did not cause a decline in the average balance of other interest-earning investments. This was because our growth efforts generated a $4.6 million increase in average interest-bearing deposits and a $1.0 million increase in average capital, which provided funds for investment. As a result, we increased our average securities investments by $2.8 million. The average interest rate we earned on our loans and securities was 23 basis points (0.23%) lower during the first six months of this fiscal year than during the same period last year. The reason for the decrease was the same as discussed above in the quarterly period comparison.

         Overall, we estimate that the increase in the average volume of interest-earning assets caused a $191,000 increase in interest income, while the decrease in interest rates resulted in a decrease in interest income by approximately $38,000.

         INTEREST EXPENSE. As in the case of interest income, interest expense also increased from the 1998 to the 1999 periods as a result of an increase in the average volume of interest-bearing liabilities as we sought funds to grow our assets. However, for the reasons we explained above in the discussion of the three month comparison, the increase in interest expense was only $71,000, compared to a $153,000 increase in interest income. The average rate paid on deposits and other liabilities declined by 13 basis points between the periods as generally lower market interest rates allowed us to decrease our rates on certificates of deposit. At the same time, our average capital increased $1.1 million, which provided us with an increase in zero cost funding sources.

         NET INTEREST INCOME. The net effect of the increase in interest income and the lower increase in interest expense was an $82,000 increase in net interest income. As discussed above, this increase was the result of growth, partially offset by a reduction of our interest rate spread. The spread reduction was generally caused by the same factors discussed above in the quarterly comparison.

         PROVISION FOR LOAN LOSSES. For the six months ended March 31, 1999, we provided $44,000 for possible loan losses, compared to $85,000 in the same period last year. We reduced the provision principally because our level of non-accruing loans had declined as discussed above and because during the 1999 period our recoveries on loans previously charged off exceeded our loan losses by $5,000. This net recovery plus the $44,000 provision allowed us to increase the allowance by $49,000, or 10.1%, during the first six months of fiscal 1999 compared to an increase in our loan portfolio, net of 9.9%.

         NON-INTEREST INCOME. Our non-interest income increased by $30,000 from the 1998 to the 1999 periods. The increase was the result of an increase in account fees for the same reasons discussed above regarding the three month period.

         NON-INTEREST EXPENSES. Our non-interest expenses increased by $159,000 from the 1998 to the 1999 periods. The primary reason for this increase was the increase in staff discussed above, which was the primary cause of a $79,000 increase in salaries and employee benefits expense. A number of other categories of non-interest expense also increased because of our efforts to increase our size.

         INCOME TAX EXPENSE. Our income tax expense decreased by $16,000, or 8%, from the 1998 to the 1999 periods. The decrease was more than the $6,000 decrease in pre-tax income because of a slight shift in our tax accruals and the resolution of uncertainties.

LIQUIDITY AND CAPITAL RESOURCES

         Our primary sources of funds are deposits and proceeds from the principal and interest payments on loans and securities. Maturities and scheduled principal payments on loans and securities are predictable sources of funds. However, general economic conditions and interest rate conditions can cause increases or decreases in deposit outflows and loan prepayments which can also affect the level of funds we have available for investment.

         In general, we manage our liquidity by maintaining a sufficient level of short term investments so that funds are normally available for investment in loans when needed. During the six months ended March 31, 1999, we reduced our cash and cash equivalents by $1.6 million. The primary reason for the reduction was that we invested available funds in loans and securities investments, so that our net increases in those investments exceeded the net cash we received from our stock offering minus a reduction in deposits. We originated $8.9 million of new loans during the six months ended March 31, 1999. However, loans, net, after payments, charge-offs and transfers to real estate owned, increased by $3.5 million during the period.

         Deposits decreased by $1.4 million during the six months ended March 31, 1999. As we discussed above, we believe the decrease was primarily caused by the use of deposits to purchase stock and by the cancellation of some stock subscriptions which had been carried as deposits on September 30, 1998. In addition to factors within our control, such as our deposit pricing strategies and our marketing efforts, deposit flows are affected by the level of general market interest rates, the availability of alternate investment opportunities, general economic conditions, and other factors outside our control.

         We monitor our liquidity regularly. Excess liquidity is invested in overnight federal funds sold and other short term investments. If we need additional funds, we can borrow those funds, although the cost of borrowing money is normally higher than the average cost of deposits. As a member of the Federal Home Loan Bank of New York, the Bank can arrange to borrow in excess of $10 million, but to do so it must provide appropriate collateral and satisfy other requirements for Federal Home Loan Bank borrowings. We have not needed to use borrowings to fund deposit outflows or new loans in the past. However, in the future, we anticipate that we will use borrowed funds to help us leverage the capital we received from our stock sale. In addition to borrowings, we believe that, if we need to do so, we can attract additional deposits by increasing the rates we offer.

         We had $1.9 million of outstanding commitments to make loans at March 31, 1999, along with $435,000 of unused home equity, commercial and overdraft lines of credit. We anticipate that we will have enough funds to meet our current loan commitments and to fund drawn downs on the lines of credit through the normal turnover of our loan and securities portfolios and the re-investment of short term investments in longer term assets when opportunities arise. At March 31, 1999, we had $12.3 million of certificates of deposit which are scheduled to mature in one year. We anticipate that we can retain substantially all of those deposits if we need to do so to fund loans and other investments as part of our efforts to grow and leverage our new capital.

         The OTS has minimum capital ratio requirements which apply to the Bank, but there are no comparable minimum capital requirements that apply to us as a savings and loan holding company. At March 31, 1999, the Bank exceeded all regulatory capital requirements of the OTS applicable to it, with Tier I capital of $13.5 million, or 21.78% of average assets and 47.29% of risk-weighted assets and with total risk-based capital of $13.9 million, or 48.55% of risk-weighted assets. The Bank also had tangible capital of $13.5 million, or 21.79% of average tangible assets. The Bank was classified as "well capitalized" at March 31, 1998 under OTS regulations.

         OTS regulations require that the Bank maintain liquid assets equal to 4% of withdrawable accounts. This ratio is measured on a monthly average basis. The Bank had a liquidity ratio of 35.1% for March 1999.

         YEAR 2000 COMPLIANCE

         Our progress on becoming Year 2000 compliant is continuing as scheduled. We have continued to review and test all our own systems while we also analyze the potential adverse effects on us if major suppliers, such as telephone and electric utility companies, are not Year 2000 compliant. Thus far, we have not identified any material risks in any of our own systems and we have received reasonable assurances that our material outside vendors will be able to continue to provide services to us. We have completed all testing of the primary systems of our principal data processing provider and no problems have been discovered. We have also completed testing of all in house systems and the test results were satisfactory. We have developed contingency plans to move to a manual system in the event of an emergency. Although we would certainly rather not do so, we know from our recent experience with a severe ice storm that shut down power in the area that we can operate for at least five days using entirely manual systems.

         We are also participating in customer awareness programs to let people know that we are Year 2000 compliant in order to avoid large deposit withdrawals in anticipation of year end brought on by customer panic. Although we are working to avoid the adverse effects of such panic, it is substantially out of our control. Non-compliance by a local utility, for example, may not only have an adverse direct effect on our ability to conduct business, but may also create local panic which could affect our liquidity. However, we anticipate that we will be able to satisfy customer demands for cash if necessary through the use of our liquid assets.

         FORWARD-LOOKING STATEMENTS

         When we use words or phrases like "will probably result," "we expect," "will continue," "we anticipate," "estimate," "project," "should cause" or similar expressions in this 10-Q or in any press releases, public announcements, filings with the Securities and Exchange Commission or other disclosures, we are making "forward-looking statements" as described in the Private Securities Litigation Reform Act of 1995. In addition, certain information we will provide in the future on a regular basis, such as analysis of the adequacy of our allowance for loan losses or an analysis of the interest rate sensitivity of our assets and liabilities, is always based on predictions of the future. From time to time, we may also publish other forward-looking statements anticipated financial performance, business prospects, and similar matters.

         The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. We want you to know that a variety of future events could cause our actual results and experience to differ materially from what was anticipated in our forward-looking statements. Some of the risks and uncertainties that may affect our operations, performance, development and results, the interest rate sensitivity of our assets and liabilities, and the adequacy of our allowance for loan losses, include:

o local, regional, national or global economic conditions which could cause an increase in loan delinquencies, a decrease in property values, or a change in the housing turnover rate;

o the failure of our customers or major suppliers to have computers and other systems which are Year 2000 compliant;

o changes in market interest rates or changes in the speed at which market interest rates change;

o   changes in laws and regulations affecting us;

o   changes in competition; and

o   changes in consumer preferences.

         Please do not rely unduly on any forward-looking statements, which are valid only as of the date made. Many factors, including those described above, could affect our financial performance and could cause our actual results or circumstances for future periods to differ materially from what we anticipate or project. We have no obligation to update any forward-looking statements to reflect future events which occur after the statements are made.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         QUALITATIVE ANALYSIS. We try to avoid taking undue interest rate risk while satisfying customer demand for loans. Substantially all of our residential mortgage loans have fixed interest rates and terms of up to 25 years. Adjustable residential mortgage loans are not in demand during the current low interest rate conditions and they represent only a very small part of our residential mortgage loan portfolio. Therefore, in a rising interest rate environment, we expect that the yields on our residential mortgage loan portfolio will increase relatively slowly, as loans are repaid and the payments are reinvested, while our cost of funds will rise more rapidly. In order to reduce this risk, we have adopted a multi-part strategy. First, we are working to originate higher levels of automobile loans, home equity lines of credit, and commercial loans which tend to have shorter terms or adjustable rates. Second, we have concentrated our securities investments in short-term or adjustable-rate securities. U.S. Treasury and federal agency securities are purchased with terms to maturity that generally do not exceed two years. Most of our mortgage-backed securities have adjustable rates or relatively short terms with balloon payments. We also try to cushion our operations against interest rate fluctuations by preserving a loyal customer base through paying above market rates on savings and club account deposits during present periods of low interest rates. We believe this may cause our customers to be less likely to shift their funds to high rate deposit products as interest rates rise.

         Interest rate pricing and interest rate risk strategy objectives are implemented, in the first instance, by an internal committee which meets weekly to review and assess deposit and loan pricing. The OTS prepares a quarterly interest-rate sensitivity report for the Bank based upon its asset and liability profile which seeks to estimate the effect of interest rate changes on the net value of the Bank's assets and liabilities. This report is reviewed with the Board of the Bank quarterly

         QUANTITATIVE ANALYSIS. The OTS report seeks to estimate how changes in interest rates will affect the Bank's "net portfolio value." Net portfolio value, or "NPV," akin to net worth, represents the net present value of the Bank's cash flow from assets, liabilities and off balance sheet items. Each calendar quarter, the OTS calculates the Bank's estimated NPV and the estimated effect on NPV of instantaneous and permanent 1% to 4% (100 to 400 basis point) increases and decreases in market interest rates. The calculations are based upon the OTS's assumptions regarding loan prepayments rates, deposit turnover and other factors affecting the repricing of assets and liabilities. The OTS does not include in its analysis any assets held by Gouverneur Bancorp, Inc. which are not owned by the Bank.

         The following table presents the Bank's estimated NPV at December 31, 1998, and the estimated effect on NPV of the specified interest rate changes, as calculated by the OTS. At December 31, 1998, the portfolio value of the Bank's assets as estimated by the OTS was $62.1 million. The December 31, 1998 report is the most recent OTS report that the Bank has received.

    Hypothetical Change          Estimated            Estimated Change in  Estimated Percentage
     in Interest Rate        Net Portfolio Value      Net Portfolio Value  Change in Npv(1)
     ----------------        -------------------      -------------------  ----------------
                           (Dollars in thousands)



         +4.00%                    $10,886                 $ -2,690            -20%
         +3.00%                     11,776                   -1,799            -13%
         +2.00%                     12,593                     -982             -7%
         +1.00%                     13,222                     -353             -3%
          0.00%                     13,575                       --             --
         -1.00%                     14,072                     +497             +4%
         -2.00%                     14,600                   +1,025             +8%
         -3.00%                     15,299                   +1,724            +13%
         -4.00%                    $15,953                 $ +2,377            +18%


(1) Calculated as the amount of estimated change in NPV divided by the estimated current NPV.

         The above table indicates that in a rising interest rate environment, the Bank's net portfolio value should decrease, while net portfolio value should increase in a declining interest rate environment. These changes in net portfolio value should be accompanied by a decline in net income during periods of rising interest rates and an increase in net income during periods of declining interest rates. However, these expected changes in net income may not occur for many reasons including, among others, the possibility that we may decide not to reduce the rates we offer on our deposits when interest rates decline in order to retain and increase our deposit base.

         We have initially invested the new capital we received in the Reorganization in short term securities and other short term investments. Those short term investments should reduce our exposure to market interest rate increases because as interest rates increase, the short term investments will mature more quickly than long term loans and the proceeds can then be reinvested at the higher market interest rates. However, the short term investments normally earn interest at lower rates than loans. Therefore, we are working to find acceptable loan opportunities to reinvest our capital. Reinvestment in loans, if they have fixed rates and long terms to maturity, would have the effect of increasing our exposure to increases in market interest rates.

         There are shortcomings in the methodology used by the OTS to calculate changes in NPV. In order to estimate changes in NPV, the OTS makes assumptions about repayment and turnover rates which may not turn out to be correct. The NPV table assumes that the composition of the Bank's interest sensitive assets and liabilities existing at the beginning of a period remain constant over the period being measured. So, for example, the NPV analysis assumes that the ratio of adjustable versus fixed-rate loans or short-term loans versus long-term loans remains the same and that interest rates will change equally for both long term and short term assets. Therefore, although the OTS NPV analysis provides the Board of the Bank with an indication of the Bank's interest rate risk exposure, it does not provide a precise forecast of the effect of changes in market interest rates on net interest income.

                           PART II - OTHER INFORMATION

         Item 1. Legal Proceedings

         In the ordinary course of business, the Company and the Bank are subject to legal actions which involve claims for monetary relief. Management, based on advice of counsel, does not believe that any currently known legal actions, individually or in the aggregate, will have a material effect on its consolidated financial condition or results of operation.

         Item 2. Changes in Securities and Use of Proceeds

         We engaged in an offering of our stock, as we have described above, during the period covered by this report. The following is information about that offering.

         Effective date of Registration Statement: August 12, 1998

         Commission File No.: 333-57845

         Date offering commenced: August 17, 1998

         The offering terminated on March 23, 1999. Less than all the securities registered were sold.

         The managing underwriter was First Albany Corporation.

         All securities registered were common stock, par value $0.01 per share.

         The number of shares originally registered was 1,834,969. The number of shares registered was subsequently increased to 2,201,962 shares because of a reduction in the offering price

         The aggregate price of the offering amount registered was $11,009,814.

         1,072,818 shares were sold at $5.00 per share.

         The aggregate price of the 1,072,818 shares sold was $5,364,090.

         Total expenses incurred were approximately $785,000, including $207,000 paid to underwriters (including approximately $72,000 of sales commissions on shares sold through a syndicate of broker-dealers) and $568,000 for other expenses. The amount paid for "other expenses" includes estimates of certain items for which bills have not yet been received. None of these expenses were paid directly or indirectly to our directors or officers or their associates, persons owning ten percent or more of any class of our equity securities, or to our affiliates.

         The net offering proceeds were $4.6 million after deducting expenses.

         We intend to use as working capital in the ordinary course of its business. Initially, we have invested those the net proceeds in short-term liquid assets or deposits with the Bank. We lent $429,000 of the net proceeds to our Employee Stock Ownership Plan to purchase 85,825 shares of our common stock and one-half of the net proceeds was used to purchase all the stock of the Bank.

         Item 6. Exhibits and Reports on Form 8-K
                 (a) Exhibits

                 (3.1) Federal Stock Charter of Gouverneur Bancorp, Inc. as formally issued by the Office of Thrift Supervision on March 23, 1999 (incorporated by reference to Exhibit
                          3.1 to the pre-effective amendment no. 1 to Gouverneur Bancorp, Inc.'s registration statement on Form S-1 filed on August 5, 1998 (File No. 333-57845)).

                 (3.2) Bylaws of Gouverneur Bancorp, Inc. (incorporated by reference to Exhibit 3.2 to the pre-effective amendment no. 1 to Gouverneur Bancorp, Inc.'s registration statement on Form S-1 filed on August 5, 1998 (File No. 333-57845)).

         (1)     Financial  Data  Schedule   (included  only  in EDGAR filings).

         (b) Reports on Form 8-K

         No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

                                Gouverneur Bancorp, Inc.


Date: May 14, 1999              By:  /s/ RICHARD F. BENNETT
                                     -------------------------------------------
                                         President and Chief  Executive  Officer
                                         (principal    financial   officer   and
                                         officer  duly  authorized  to  sign  on
                                         behalf of the registrant)

                                  EXHIBIT INDEX

EXHIBIT
NUMBER            DESCRIPTION


         3.1 Federal Stock Charter of Gouverneur Bancorp, Inc. as formally issued by the Office of Thrift Supervision on March 23, 1999 (incorporated by reference to Exhibit 3.1 to the pre-effective amendment no. 1 to Gouverneur Bancorp, Inc.'s registration statement on Form S-1 filed on August 5, 1998 (File No. 333-57845))


         3.2 Bylaws of Gouverneur Bancorp, Inc. (incorporated by reference to Exhibit 3.2 to the pre-effective amendment no. 1 to Gouverneur Bancorp, Inc.'s registration statement on Form S-1 filed on August 5, 1998 (File No. 333-57845))


         27       Financial Data Schedule (included only in EDGAR filings)