Form 10-Q
period 1999-06-30
GOUVERNEUR BANCORP INC
filed 1999-08-13
CIK 1063942

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1999

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from _______________ to ___________________

                        Commission file number 000-24761

                            GOUVERNEUR BANCORP, INC.
             (Exact name of registrant as specified in its charter)

               UNITED STATES                          04-3429966
      -------------------------------            -------------------
      (State or other jurisdiction of            (I.R.S. Employer
       incorporation or organization)            Identification No.)


                  42 Church Street, Gouverneur, New York 13642
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (315) 287-2600


         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

As of July 31, 1999 there were 2,384,040 shares outstanding.

                            GOUVERNEUR BANCORP, INC.
                                    FORM 10-Q
                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART 1 - FINANCIAL INFORMATION

   Item 1.    Financial Statements - Unaudited

              Consolidated Statements of Financial Condition at June
              30, 1999 and September 30, 1998                                 2

              Consolidated Statements of Income for the three and nine
              month periods ended June 30, 1999 and 1998                      3

              Consolidated Statement of Shareholders' Equity and
              Comprehensive Income for the nine months ended June 30,
              1999                                                            4

              Consolidated Statements of Cash Flows for the nine
              months ended June 30, 1999 and 1998                             5

              Notes to Consolidated Financial Statements                    6-7

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations.                         8-18

Item 3.       Quantitative and Qualitative Disclosure About Market Risk   18-19

PART II - OTHER INFORMATION

Item 1.       Legal Proceedings                                              20

Item 2.       Changes in Securities and Use of Proceeds                      20

Item 6.       Exhibits and Reports on Form 8-K                               20

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


                          GOUVERNEUR BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                       (In thousands, except share data) (Unaudited)

                                                                JUNE 30,      SEPTEMBER 30,
                                                                  1999            1998
                                                              ------------    ------------
ASSETS
Cash and due from banks                                       $      1,221    $      1,179
Interest-bearing deposits with other financial institutions            959           3,255
Securities available for sale, at fair value                        14,349          10,546
Securities held to maturity, fair value of
  $6,438 in 1999 and $7,787 in 1998                                  6,474           7,717
Loans, net of deferred fees                                         43,263          35,691
Allowance for loan losses                                             (576)           (484)
                                                              ------------    ------------

Loans, net                                                          42,687          35,207

Bank premises and equipment, net                                       271             288
Federal Home Loan Bank stock, at cost                                  386             379
Accrued interest receivable                                            420             346
Real estate owned                                                      169              51
Other assets                                                            32             369
                                                              ------------    ------------

Total assets                                                  $     66,968    $     59,337
                                                              ============    ============

LIABILITIES

Deposits:  Non-interest bearing                               $        238    $        210
           Interest bearing                                         44,814          46,172
                                                              ------------    ------------

Total deposits                                                      45,052          46,382

Advance payments by borrowers for property taxes
  and insurance                                                        236             105
Borrowings                                                           4,340              --
Other liabilities                                                    1,421           1,382
                                                              ------------    ------------

Total liabilities                                                   51,049          47,869
                                                              ------------    ------------

SHAREHOLDERS' EQUITY

Preferred stock, $.01 par value per share;
 authorized 1,000,000 shares, issued: none                              --              --
Common stock, $.01 par value per share;
 authorized 9,000,000 shares, issued: 2,384,040 shares                  24              --
Additional paid in capital                                           4,555              --
Retained earnings                                                   11,317          10,929
Accumulated other comprehensive income                                 452             539
Unallocated shares of Employee Stock Ownership Plan
  (ESOP) 85,825 shares in 1999                                        (429)             --
                                                              ------------    ------------
Total shareholders' equity                                          15,919          11,468
                                                              ------------    ------------
Total liabilities & shareholders' equity                      $     66,968    $     59,337
                                                              ============    ============

See accompanying notes to consolidated financial statements.


                             GOUVERNEUR BANCORP, INC. AND SUBSIDIARY
                                CONSOLIDATED STATEMENTS OF INCOME
                          (In thousands, except share data) (Unaudited)

                                             THREE MONTHS ENDED           NINE MONTHS ENDED
                                                  JUNE 30,                     JUNE 30,
                                         --------------------------   --------------------------
INTEREST INCOME                              1999          1998          1999           1998
                                         -----------    -----------   -----------    -----------
Loans                                    $       959    $       813   $     2,659    $     2,434
Securities                                       262            256           813            739
Other short-term investments                       1             21            46             59
                                         -----------    -----------   -----------    -----------

Total interest income                          1,222          1,090         3,518          3,232
                                         -----------    -----------   -----------    -----------

INTEREST EXPENSE

Deposits                                         465            477         1,468          1,412
Borrowings                                        17              1            21              2
                                         -----------    -----------   -----------    -----------

Total interest expense                           482            478         1,489          1,414
                                         -----------    -----------   -----------    -----------

Net interest income                              740            612         2,029          1,818
Provision for loan losses                         56             40           100            125
                                         -----------    -----------   -----------    -----------

Net interest income after
provision for loan losses                        684            572         1,929          1,693

Non-interest income:
  Service charges                                 16             13            48             37
  Net loss on sale of securities                 (11)            --            (8)            --
  Other                                           54             32           126             92
                                         -----------    -----------   -----------    -----------
    Total non-interest income                     59             45           166            129

Non-interest expenses:
     Salaries and employee benefits              209            168           600            480
  Directors fees                                  19             17            54             47
  Building, occupancy and equipment               64             42           177            131
  Data processing                                 24             20            70             61
  Postage and supplies                            22             19            63             57
  Professional fees                               13             10            47             33
  Deposit insurance premium                        7              7            20             21
  Real estate owned                               27             49            74            100
  Other                                           95             79           219            173
                                         -----------    -----------   -----------    -----------
Total non-interest expenses                      480            411         1,324          1,103

Income before income taxes                       263            206           771            719
Income taxes                                      91             73           283            281
                                         -----------    -----------   -----------    -----------

NET INCOME                               $       172    $       133   $       488    $       438
                                         ===========    ===========   ===========    ===========

BASIC EARNINGS PER SHARE (See Note 3)           0.07            N/A          0.08            N/A

Weighted average shares outstanding        2,298,215            N/A     2,298,215            N/A

See accompanying notes to consolidated financial statements.


                     GOUVERNEUR BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                          AND COMPREHENSIVE INCOME
                  (In thousands, except share data) (Unaudited)


                                                                                     Accumulated
                                                     Additional                      Other                Unallocated
                                         Common       Paid-in         Retained       Comprehensive        ESOP
                                         Stock        Capital         Earnings       Income               Shares       Total
                                         -----        -------         --------       ------               ------       -----
Balances at September 30, 1998         $   -         $    -           $ 10,929        $539                 $  -      $11,468

Net proceeds from issuance
 of 1,072,818 shares of common stock      11          4,568                                                            4,579
Common stock acquired by
    ESOP (85,825 shares)                                                                                   (429)        (429)
Initial capital contribution
 and issuance of shares to Cambray MHC
 (1,311,222 shares)                       13            (13)             (100)                                          (100)

Comprehensive Income:
 Change in net unrealized gain
 (Loss) on available-for-sale
 securities, net of tax                                                                (87)                              (87)

 Net Income                                                               488                                            488
                                                                                                                     -------
Total Comprehensive Income                                                                                               401
                                       -----         ------           -------         ----                -----      -------

Balances at June 30, 1999              $  24         $4,555           $11,317         $452                ($429)     $15,919
                                       =====         ======           =======         ====                =====      =======

See accompanying notes to consolidated financial statements.

                              GOUVERNEUR BANCORP, INC. AND SUBSIDIARY
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands, except share data) (Unaudited)

                                                                           NINE MONTHS ENDED
                                                                               JUNE 30,
                                                                      ----------------------------
                                                                          1999           1998
                                                                      ------------    ------------
OPERATING ACTIVITIES

Net income                                                            $        488    $        438

Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization                                                 50              43
  Increase in accrued interest receivable                                      (74)            (21)
  Provision for loan losses                                                    100             125
  Net loss on sale of securities                                                 8              --
  Net (gain) loss on sale of real estate owned                                 (12)             20
  Net amortization (accretion) of premiums/discounts                           (48)              4
  Decrease in other liabilities                                                 97             (74)
  Decrease in other assets                                                     337             (25)
                                                                      ------------    ------------

         Net cash provided by operating activities                             946             510
                                                                      ------------    ------------

INVESTING ACTIVITIES

  Net (increase) decrease in loans                                          (7,731)           (443)
  Proceeds from sales of securities available-for-sale                         504             405
  Proceeds from maturities and principal reductions of
    securities available-for-sale                                            5,502           1,331
  Purchases of securities available-for-sale                               (10,031)         (3,357)
  Purchases of securities held-to-maturity                                    (680)         (1,717)
  Proceeds from maturities and principal reductions of
    securities held-to-maturity                                              2,040           2,631
  Proceeds from sale of real estate owned                                       45             127
  Additions to premises and equipment                                          (33)            (59)
  (Purchase) of FHLB stock                                                      (7)             (4)
                                                                      ------------    ------------


         Net cash (used) provided by investing activities                  (10,391)          1,086
                                                                      ------------    ------------

FINANCING ACTIVITIES

  Net decrease in deposits                                                  (1,330)           (147)
  Net increase in advance payments by
    borrowers for property taxes and insurance                                 131             165
  Net proceeds from short-term borrowings                                    4,340              --
  Net proceeds from issuance of common stock                                 4,579              --
  Purchase of shares of common stock by ESOP                                  (429)             --
  Initial capital contribution to Cambray MHC                                 (100)             --
                                                                      ------------    ------------

         Net cash provided (used) by financing activities                    7,191              18
                                                                      ------------    ------------

  Net (decrease) increase in cash and
    cash equivalents                                                        (2,254)            558
  Cash and cash equivalents at beginning of period                           4,434           2,486
                                                                      ------------    ------------

  Cash and cash equivalents at end of period                          $      2,180    $      1,928
                                                                      ============    ============

Supplemental disclosure of cash flow information

  Non-cash investing activities:
         Additions to real estate owned                                        151              91
  Cash paid during the period for:
         Interest                                                            1,485           1,414
         Income taxes                                                          472              --

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


2.       BASIS OF PRESENTATION

         The consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, of a normal recurring nature and necessary to present fairly the Company's financial position as of June 30, 1999 and September 30, 1998, and results of operations for the three and nine month periods ended June 30, 1999 and 1998. The statement of shareholders' equity and comprehensive income is for the nine months ended June 30, 1999 and the statements of cash flows are for the nine months ended June 30, 1999 and 1998.

3.       EARNINGS PER SHARE

         Basic earnings per share is calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period. Prior to the mutual holding company reorganization of the Bank, which occurred on March 23, 1999, earnings per share are not applicable as neither the Company nor the Bank had shares outstanding. Earnings per share reflects earnings from March 23, 1999, to the end of the reporting period based upon the weighted average number of shares outstanding for the period. The income included in the computation is based on the actual results of operations only for the post-conversion period. Unallocated shares held by the Company's ESOP are not included in the weighted average number of shares outstanding.

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

         A summary of the components of other comprehensive (loss) income for the three- and nine-month periods ended June 30, 1999 and 1998 follows:


                                                  Three months ended                 Nine months ended
                                                        June 30,                          June 30,
                                                 ---------------------             ---------------------
                                                   1999         1998                 1999         1998
                                                 ---------    --------             --------     --------

Unrealized holding (losses) gains                $    (141)   $    (22)            $    (92)    $    106
arising during the period net of tax
(pre-tax amount of $(235), $(37),
$(153) and $64)
Reclassification adjustment for losses                   7           -                    5            -
                                                 ---------    --------             --------     --------
realized in net income during the
period, net tax (pre-tax amount $11,
$ -, $8 and $ -)

Other comprehensive (loss) income                $    (134)   $    (22)            $    (87)     $   106
                                                 =========    ========             ========      =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         We were formally chartered by the Office of Thrift Supervision (the "OTS") on March 23, 1999. On that date, the Bank completed a mutual holding company reorganization so that it became our wholly owned subsidiary. We then sold 45% of our common stock (1,072,818 shares) to the public for $5.00 per share and issued 55% of our common stock (1,311,222 shares) to Cambray Mutual Holding Company ("Cambray MHC") without any cash payment. Cambray MHC is a mutual holding company also chartered by the OTS. As part of the reorganization, the Bank contributed $100,000 to Cambray MHC as its initial capital. We received $4.6 million of net proceeds from the sale of our stock. We used one-half of the net proceeds to acquire all the Bank's common stock.

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

         Our profitability depends, to a large extent, on our net interest income, which is the difference between the interest we receive on our interest earning assets, such as loans and investments, and the interest we pay on interest bearing liabilities. Other categories of expenses generally include the provision for loan losses, salaries and employee benefits costs, net expenses on real estate owned and various other categories of operational expenses. External factors, such as general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities, can have a substantial effect on profitability.

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

                                                                    For the Nine Months Ended June 30,
                                                    ----------------------------------------------------------------------
                                                                   1999                                 1998
                                                    ----------------------------------     -------------------------------

                                                                              Average                             Average
                                                    Average                   Yield/       Average                Yield/
                                                    Balance    Interest       Cost (6)     Balance     Interest   Cost (6)
                                                    -------    --------       --------     -------     --------   --------
                                                                         (Dollars in thousands)
Loans (1).....................................     $    38,071  $   2,659       9.34%      $ 34,864     $ 2,434      9.34%
Securities (2)................................          18,323        813       5.93%        15,838         739      6.24%
Other short-term investments..................           1,674         46       3.67%         1,608          59      4.91%
                                                   -----------  ---------                  --------      ------
     Total interest-earning assets............          58,068      3,518       8.10%        52,310       3,232      8.26%
Non-interest-earning assets...................           3,048                                2,895
                                                   -----------                             --------
     Total assets.............................     $    61,116                             $ 55,205
                                                   ===========                             ========

Savings and club accounts (3).................     $    16,952        436       3.44%      $ 14,934         385      3.45%
Time certificates.............................          23,556        948       5.38%        22,716         948      5.58%
NOW and money market accounts.................           5,909         84       1.90%         5,547          81      1.95%
Borrowings....................................             701         21       4.01%             -           -         -%
                                                   -----------  ---------                  --------      ------
     Total interest-bearing liabilities.......          47,118      1,489       4.23%        43,197       1,414      4.38%
Non-interest-bearing liabilities..............           1,496                                1,095
                                                   -----------                             --------
     Total liabilities........................          48,614                               44,292
Equity........................................          12,502                               10,913
                                                   -----------                             --------
     Total liabilities and equity.............     $    61,116                             $ 55,205
                                                   ===========                             ========
Net interest income/spread (4)................                  $   2,029       3.87%                    $1,818      3.88%
                                                                =========       ====                     ======      ====
Net earning assets/net interest margin (5)....     $    10,950                  4.67%      $  9,113                  4.65%
                                                   ===========                  ====       ========                  ====
Ratio of average interest-earning assets
     to average interest-bearing liabilities..                      1.23x                                 1.21x
                                                                    =====                                 =====

                                                                                   NOTES  APPEAR ON FOLLOWING PAGE.

                                       -9-


                                                                    For the Three Months Ended June 30,
                                                    ----------------------------------     -------------------------------
                                                                   1999                                 1998
                                                    ----------------------------------     -------------------------------
                                                                              Average                             Average
                                                    Average                   Yield/       Average                Yield/
                                                    Balance    Interest       Cost (6)     Balance     Interest   Cost (6)
                                                    -------    --------       --------     -------     --------   --------
                                                                         (Dollars in thousands)
Loans (1).....................................      $ 40,580        959       9.48%        $ 34,677      $  813      9.40%
Securities (2)................................        19,394        262       5.42%          16,652         256      6.17%
Other short-term investments..................         1,135          1       0.35%           1,645          21      5.12%
                                                    --------    -------                    --------      ------
     Total interest-earning assets............        61,109      1,222       8.02%          52,974       1,090      8.25%
Non-interest-earning assets...................         1,509                                  2,533
                                                    --------                               --------
     Total assets.............................      $ 62,618                               $ 55,507
                                                    ========                               ========
Savings and club accounts (3).................      $ 15,910        135       3.40%        $ 14,785         130      3.53%
Time certificates.............................        23,223        300       5.18%          22,736         320      5.65%
NOW and money market accounts.................         6,173         30       1.95%           5,567          28      2.02%
Borrowings....................................         1,785         17       3.82%             -             -         -
                                                    --------    -------                    --------      ------
     Total interest-bearing liabilities.......        47,091        482       4.11%          43,088         478      4.45%
Non-interest-bearing liabilities..............         1,515                                  1,433
                                                    --------                               --------
     Total liabilities........................        48,606                                 44,521
Equity........................................        14,012                                 10,986
                                                    --------                               --------
     Total liabilities and equity.............      $ 62,618                               $ 55,507
                                                    ========                               ========
Net interest income/spread (4)................                    $ 740       3.91%                      $  612      3.80%
                                                                  =====       ====                       ======      ====
Net earning assets/net interest margin (5)....      $ 14,018                  4.86%        $  9,886                  4.63%
                                                    ========                  ====         ========                  ====
Ratio of average interest-earning assets
 To average interest-bearing liabilities......                    1.30x                                    1.23x
                                                                  =====                                    =====

(1) Shown net of the allowance for loan losses. Average loan balances include non-accrual loans. Interest is recognized on non-accrual loans only as and when received.
(2) Securities  are included at amortized  cost,  with net  unrealized  gains or losses on securities available for sale included as a component of non-earning assets. Securities include Federal Home Loan Bank of New York stock.
(3) Includes advance payments by borrowers for taxes and insurance (mortgage escrow deposits).
(4) The spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(5) The net interest margin, also known as the net yield on average interest-earning assets, represents net interest income as a percentage of average interest-earning assets.
(6) Yields and related ratios for the three and nine month periods have been annualized when appropriate.

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

                                        Nine Months Ended            Three Months Ended
                                            June 30,                      June 30,
                                   ---------------------------   ---------------------------
                                         1999 vs. 1998                 1999 vs. 1998
                                         -------------                 -------------
                                   Increase (Decrease) Due To:    Increase (Decrease) Due To:
                                    Volume    Rate     Total        Volume    Rate     Total
                                    ------    ----     -----        ------    ----     -----
                                                       (In thousands)
INTEREST-EARNING ASSETS:
Loans                                $ 225   $  --    $ 225         $ 139    $   7    $ 146
Securities                             112     (38)      74            39      (33)       6
Other short-term investments             2     (15)     (13)           (5)     (15)     (20)
                                     -----   -----    -----         -----    -----    -----
Total interest-earning assets          339     (53)     286           173      (41)     132
                                     =====   =====    =====         =====    =====    =====

INTEREST-BEARING LIABILITIES:
Savings and club accounts               51      --       51            10       (5)       5
Time certificates                       23     (23)      --             7      (27)     (20)
NOW and money market accounts            4      (1)       3             3       (1)       2
Borrowings                              21      --       21            17       --       17
                                     -----   -----    -----         -----    -----    -----
Total interest-bearing liabilities      99     (24)      75            37      (33)       4
                                     =====   =====    =====         =====    =====    =====

Net change in net interest income    $ 240   $ (29)   $ 211         $ 136    $  (8)   $ 128
                                     =====   =====    =====         =====    =====    =====

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 1999 AND SEPTEMBER 30, 1998.

         Our total assets increased $7.7 million from $59.3 million at September 30, 1998 to $67.0 million at June 30, 1999. The principal reasons were the sale of 45% of our common stock as part of the mutual holding company reorganization of the Bank and the adoption of a leveraging strategy in which we borrowed funds and invested them in interest-earning assets, principally securities. At September 30, 1998, we held $3.54 million of stock subscriptions for our stock offering, including $1.97 million of funds paid by subscribers and $1.57 million in withdrawal authorizations from existing accounts. From November 1998 through February 1999, part of these subscriptions were canceled and we refunded the related payments. By the end of March, 1999, we received additional stock subscriptions and we completed the stock sale. We received net new funds of approximately $4.2 million, after deducting expenses and our $429,000 loan to our Employee Stock Ownership Plan. The Employee Stock Ownership Plan used the loan to buy 8% of the stock we sold.

         As a result of our leveraging strategy, we increased borrowings from zero at September 30, 1998 to $4.3 million at June 30, 1999. Our borrowings are short-term borrowings from the Federal Home Loan Bank of New York which we have reinvested principally in adjustable-rate mortgage-backed securities. We have borrowed funds in order to improve the leveraging of our balance sheet. Borrowings have been available to us at acceptable rates, allowing us to avoid repricing of our deposit offerings to increase our levels of deposits significantly. We classified the securities which we acquired as part of the leveraging strategy as available for sale.

         During the nine months from September 30, 1998 through June 30, 1999, we actively pursued an increase in our loan portfolio because loans generally have higher yields than securities investments. Due to our efforts, we were able to increase our loans, net, by $7.6 million, deploying the capital raised in our reorganization. If we had not had the stock offering and had not borrowed funds, our level of securities and other short term investments would have declined dramatically because we would have used the proceeds of those investments to fund the new loans. Furthermore, we would probably have been unable to support the loan growth we attained without increasing our deposit pricing to attract deposits which could then be used to fund loans.

         During the first nine months of the fiscal year, we had a $1.3 million decline in deposits, but during the quarter ended June 30, 1999, deposits increased by $99,000. We believe that the decline since September 30, 1998, was caused primarily by the use of deposits to purchase stock and the classification of stock subscriptions received as deposits pending the completion of our reorganization. We find the slight increase in deposits during the most recent quarter to be encouraging, but it represents less than the total interest that we paid on our deposits during the quarter. We are currently pursuing efforts to attract additional deposits for additional leverage without dramatically increasing our cost of deposits.

         We increased our total capital by $4.5 million during the first nine months of the fiscal year. This increase was caused almost entirely by $4.2 million of net stock sale proceeds, plus retained earnings of $388,000. During the nine month period, we had total earnings of $488,000, but the Bank used $100,000 to capitalize Cambray Mutual Holding Company, which owns 55% of our stock, resulting in the net increase in retained earnings of $388,000.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998.

         GENERAL. Our net income for the three months ended June 30, 1999 was $172,000, an increase of $39,000, or 29.3%, over our net income for the same period last year. The primary reason for the increase in net income was an increase in net interest income caused by our increase in capital, which provided funds for investment so we could increase total interest-earning assets without a corresponding interest cost. The quarter ended June 30, 1999, was our first full quarter as a public company and thus was the first quarter during which we had the earning power of our new capital for the entire quarter. The increase in capital and the related increase in our total assets combined to increase net interest income by $128,000. However, increases in our provision for loan losses due to the increase in our loan portfolio, and increases in non-interest expenses, primarily salaries and employee benefits expense, offset a portion of the increase in net interest income.

         INTEREST INCOME. Interest income increased $132,000, or 12.1%, from the three months ended June 30, 1998 to the three months ended June 30, 1999. We generated the increase entirely as a result of efforts to increase our level of interest-earning assets. Average interest-earning assets increased from $53.0 million for the 1998 quarter to $61.1 million for the 1999 quarter. We were able to generate this increase through the active solicitation of loans and the hiring of additional loan origination staff. The resulting $5.9 million increase in the average balance of loans would have been accompanied by a decrease in the average balance of other interest-earning assets if our total sources of funds had remained level. However, we invested stock subscriptions and borrowed funds, to the extent they exceeded acceptable loan opportunities, in securities. Therefore, the average balance of securities investments, and the interest earned on them, also increased.

         The average interest rate we earned on our interest-earning assets was 23 basis points (0.23%) lower in this year's quarter than last year, with the average rate earned on loans increasing by 8 basis points and the average rate earned on securities decreasing by 75 basis points. The average rate we earned on loans increased for a number of reasons. We originated more commercial loans and consumer loans, which tend to have higher rates and shorter terms to maturity that the residential mortgage loans which make up the bulk of our loan portfolio. In addition, we were able to originate a significant volume of residential mortgages on vacation and other second homes. These loans generally have higher rates because they do not qualify for most secondary market lenders and hence the competition for the loans is less.

         The decrease in the average rates earned on securities was caused in part by the gradual turnover of our securities portfolio at lower interest rates coupled with lower rates earned on adjustable-rate mortgage-backed securities than on similar fixed-rate investments. We chose to invest the proceeds of our borrowings principally in one-year adjustable-rate mortgage-backed securities to obtain higher yields than available from government and agency securities while avoiding the adverse effects on interest-rate sensitivity from investing in long-term, fixed-rate mortgage-backed securities.

         Overall, we estimate that the increase in the average volume of interest-earning assets caused a $173,000 increase in interest income, while the decrease in average interest rates earned resulted in a $41,000 decrease in interest income.

         INTEREST EXPENSE. Interest expense also increased $4,000 from the 1998 to the 1999 quarter. The interest cost resulting from an increase in the average volume of interest bearing liabilities was substantially offset by a decline in our cost of funds as the average rate we paid on certificates of deposit declined by 47 basis points. The increase in the volume of interest-bearing liabilities was a result of our borrowings and our efforts to increase deposits and thus provide funds so we could grow our assets. We estimate that the increase in the volume of interest-bearing liabilities caused a $37,000 increase in interest expense while a decrease in our average cost of funds caused a $33,000 decline in interest expense.

         Please remember that we paid interest on stock subscriptions from the day we received them until we completed the reorganization. Stock subscriptions became part of our capital and ceased bearing interest only since March 23, 1999. Capital has no interest cost. In future periods, we anticipate that the percentage of our earning assets that are funded by interest-bearing liabilities should be lower than before the reorganization, until we are able to leverage the new capital through additional growth.

         NET INTEREST INCOME. The net effect of the increase in interest income and the lower increase in interest expense was a $128,000 increase in net interest income. This increase was the result of our new capital and our growth, as well as an improvement in our interest rate spread, representing the difference between the average rate we earned and the average rate we paid. Our spread increased by 11 basis points from 3.80% for the 1998 quarter to 3.91% for the 1999 quarter for a number of reasons. The percentage of our assets invested in loans versus securities and other short term investments increased slightly as we worked to deploy our new capital and find acceptable loan opportunities with higher yields than securities investments. The average yield on our loans increased as discussed above, although the average yield on our securities portfolio declined due to market interest rate conditions. Although the decline in the rate earned on securities caused our overall average yield on interest-earning assets to decline by 23 basis points, the average cost of funds declined by an even greater 34 basis points because of the 47 basis point decline in the cost of certificates of deposit, which represent slightly more than one-half of our total deposits. We ave continued to offer attractive rates on our deposit products to maintain market share. Our deposit rates are generally higher than the rates offered by the two other local commercial banks and comparable to or at the high end of rates offered by thrift institutions throughout the region.

         Our net interest margin (also known as the net yield on average interest-earning assets) increased by 23 basis points, in part for the same reasons as our increase in spread and in part because of our increase in average capital from $11.0 million to $14.0 million. Average capital represented 22.9% of average interest-earning assets for the quarter ended June 30, 1999, while it represented 20.7% of average interest-earning assets for the same quarter in 1998.

         PROVISION FOR LOAN LOSSES. The provision for loan losses results from our analysis of the adequacy of the allowance for loan losses. If we believe that the allowance should be higher, then we increase it with a provision for loan losses which is an expense on our income statement. Our analysis of the adequacy of the allowance is always speculative, based upon the inherent risk of loss in the current loan portfolio and our assessment of how future circumstances will affect the ultimate realization of those losses. This analysis considers, among other things, default rates and the level of losses when our customers do not repay their loans. Estimates of future events, such as future interest rates, the health of the local and national economy and the effects of government policies, are also components of our analysis. If our predictions are inaccurate, then increases in the allowance may be necessary in future periods even if the level of our loan portfolio remains the same. Furthermore, the Office of Thrift Supervision may disagree with our judgments regarding the potential risks in our loan portfolio and could require us to increase the allowance in the future.

         For the three months ended June 30, 1999, we provided $56,000 for loan losses, compared to $40,000 in the same quarter last year. We increased the provision principally because of the increase in the size of our loan portfolio. Our level of non-accruing loans (generally loans past due 90 days or more) was $117,000 at June 30, 1999 compared to $284,000 at June 30, 1998. At June 30,
1999, our allowance was $576,000, or 1.33% of total loans, compared to $514,000 or 1.44% of total loans at June 30, 1998.

         NON-INTEREST INCOME. Our non-interest income was $14,000 higher in the 1999 versus the 1998 quarter. The increase was principally the result of the increased size of our institution, which generated more transaction fees. We also implemented more rigorous policies regarding the collection and non-waiver of account-related charges.

         NON-INTEREST EXPENSES. Our non-interest expenses increased by $69,000 from the 1998 to the 1999 quarter. The primary reason for this increase was an increase in staff to generate loan growth and support our increased size, coupled with compensation expense for our Employee Stock Ownership Plan. These were the primary reasons for a $41,000 increase in salaries and employee benefits expense. By the end of the 1999 quarter, we had twenty full time and one part time employees, compared to sixteen full time and two part time employees at the end of June 1998. We believe that we have begun to reap the benefits of the increase in the level of employees as the increase in loans shows. However, we believe that our existing employee group can support additional growth. We also believe that the reorganization itself caused a temporary disruption in employee productivity as we allocated employees to tasks necessary to complete the reorganization.

         INCOME TAX EXPENSE. Our income tax expense increased by $18,000, or 24%, from the 1998 to the 1999 quarter. The increase was caused by the increase in income before income tax.

COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JUNE 30, 1999 AND 1998.

         GENERAL. Our net income for the nine months ended June 30, 1999 was $488,000, an increase of $50,000, or 11.4%, over our net income for the same period last year. The primary reason for the increase in net income was the increase in our size and our capital levels, as discussed above. Partially offsetting these improvements were an increase in salaries and employee benefits expense and an increase in other general operating expenses.

         INTEREST INCOME. Interest income increased by $286,000, or 8.8%, from the nine months ended June 30, 1998 to the nine months ended June 30, 1999. We generated the increase through our efforts to increase our interest-earning assets. Average interest-earning assets increased from $52.3 million for the 1998 period to $58.1 million for the 1999 period. The factors which enabled us to generate the increase were the same as discussed above in the quarterly comparison. Our $3.2 million increase in the average balance of loans between the 1998 and the 1999 quarters was coupled with a $2.5 million increase in securities investments. This was because our growth efforts generated a $3.9 million increase in average interest-bearing funding sources and a $1.6 million increase in average capital, both of which provided funds for investment. The average interest rate we earned on our interest-earning assets was 16 basis points (0.16%) lower during the first nine months of this fiscal year than during the same period last year. The reason for the decrease was a 31 basis point decline in the yield on securities, while the yield on loan remained the same between the periods.

         Overall, we estimate that the increase in the average volume of interest-earning assets caused a $338,000 increase in interest income, while the decrease in interest rates resulted in a decrease in interest income by approximately $53,000.

         INTEREST EXPENSE. As in the case of interest income, interest expense also increased from the 1998 to the 1999 periods due to an increase in the average volume of interest-bearing liabilities as we sought funds to grow our assets. However, for the reasons we explained above in the quarter to quarter comparison, the increase in interest expense was only $75,000, compared to a $286,000 increase in interest income. The average rate paid on deposits and other liabilities declined by 15 basis points between the periods as generally lower market interest rates allowed us to decrease our rates on certificates of deposit. At the same time, our average capital increased $1.6 million, which provided us with an increase in zero cost funding sources.

         NET INTEREST INCOME. The net effect of the increase in interest income and the lower increase in interest expense was a $210,000 increase in net interest income. As discussed above, this increase was the result of growth, partially offset by a one basis point reduction in our interest rate spread. Our spread remained relatively constant because a 31 basis point reduction in the yield on securities was offset by a 20 basis point reduction in the average rate on certificates of deposit, while rates on other major categories remained relatively constant.

         PROVISION FOR LOAN LOSSES. For the nine months ended June 30, 1999, we provided $100,000 for loan losses, compared to $125,000 in the same period last year. We reduced the provision principally because our level of non-accruing loans declined from $284,000 at June 30, 1998 to $117,000 at June 30, 1999. As a result, we were able to maintain our allowance at the level which we believed to be appropriate without an increase in our provision for loan losses, despite the increase in our total loan portfolio.

         NON-INTEREST INCOME. Our non-interest income increased by $37,000 from the 1998 to the 1999 periods. The increase was the result of an increase in account fees and other charges generally related to increased transaction volume caused by our growth.

         NON-INTEREST EXPENSES. Our non-interest expenses increased by $221,000 from the 1998 to the 1999 periods. The primary reason for this increase was the increase in staff discussed above, which was the primary cause of a $120,000 increase in salaries and employee benefits expense. Other categories of non-interest expense also increased principally because of our efforts to increase our size.

         INCOME TAX EXPENSE. Our income tax expense increased by $2,000, or less than 1%, from the 1998 to the 1999 periods. The increase was less than might have otherwise been anticipated from a $52,000 increase in pre-tax income because of a slight shift in our tax accruals and the resolution of uncertainties.

LIQUIDITY AND CAPITAL RESOURCES

         Our primary sources of funds are deposits and proceeds from the principal and interest payments on loans and securities. Maturities and scheduled principal payments on loans and securities are predictable sources of funds. We can also control the funds available from borrowings. However, general economic conditions and interest rate conditions can cause increases or decreases in deposit outflows and loan prepayments which can also affect the level of funds we have available for investment.

         In general, we manage our liquidity by maintaining a sufficient level of short term investments so that funds are regularly available for investment in loans when needed. During the nine months ended June 30, 1999, we reduced our cash and cash equivalents by $2.3 million. The primary reason for the reduction was that we invested available funds in loans and securities investments, so that our net increases in those investments exceeded the cash we received from our stock offering and our leverage borrowings net of deposit outflows. We originated $14.7 million of new loans during the nine months ended June 30, 1999. However, loans, net, after payments, charge-offs and transfers to real estate owned, increased by $7.5 million during the period.

         Deposits decreased by $1.3 million during the nine months ended June 30, 1999. As we discussed above, we believe the decrease was primarily caused by the use of deposits to purchase stock and by the cancellation of some stock subscriptions which had been carried as deposits on September 30, 1998. In addition to factors within our control, such as our deposit pricing strategies and our marketing efforts, deposit flows are affected by the level of general market interest rates, the availability of alternate investment opportunities, general economic conditions, and other factors outside our control.

         We monitor our liquidity regularly. Excess liquidity is invested in overnight federal funds sold and other short term investments. If we need additional funds, we can borrow those funds, although the cost of borrowing money is normally higher than the average cost of deposits. As a member of the Federal Home Loan Bank of New York, the Bank can arrange to borrow in excess of $10 million, but to do so it must provide appropriate collateral and satisfy other requirements for Federal Home Loan Bank borrowings. We have used borrowed funds to help us leverage the capital we received from our stock sale, but we have not needed borrowings to cover liquidity shortfalls. In addition to borrowings, we believe that, if we need to do so, we can attract additional deposits by increasing the rates we offer.

         We had $1.7 million of outstanding commitments to make loans at June 30, 1999, along with $351,000 of unused home equity, commercial and overdraft lines of credit. We anticipate that we will have enough funds to meet our current loan commitments and to fund drawn downs on the lines of credit through the normal turnover of our loan and securities portfolios and the re-investment of short term investments in longer term assets when opportunities arise. At June 30, 1999, we had $12.5 million of certificates of deposit which are scheduled to mature in one year. We anticipate that we can retain substantially all of those deposits if we need to do so to fund loans and other investments as part of our efforts to grow and leverage our new capital.

         The OTS has minimum capital ratio requirements which apply to the Bank, but there are no comparable minimum capital requirements that apply to us as a savings and loan holding company. At June 30, 1999, the Bank exceeded all regulatory capital requirements of the OTS applicable to it, with Tier I capital of $13.7 million, or 20.5% of average assets and with total risk-based capital of $14.1 million, or 43.6% of risk-weighted assets. The Bank also had tangible capital of $13.7 million, or 20.5% of average tangible assets. The Bank was classified as "well capitalized" at June 30, 1998 under OTS regulations.

         OTS regulations require that the Bank maintain liquid assets equal to 4% of withdrawable accounts. This ratio is measured on a monthly average basis. The Bank had a liquidity ratio of 39.7% for June 1999.

YEAR 2000 COMPLIANCE

         Our progress on becoming Year 2000 compliant is continuing as scheduled. Thus far, we have not identified any material risks in any of our own systems and we have received reasonable assurances that our material outside vendors will be able to continue to provide services to us. We have completed all testing of the primary systems of our principal data processing provider and all other secondary outside systems and no problems have been discovered. We have also completed testing of all in house systems and the test results were satisfactory. We have developed contingency plans to move to a manual system in the event of an emergency. Although we would certainly rather not do so, we know from our recent experience with a severe ice storm that shut down power in the area that we can operate for at least five days using entirely manual systems. We have also retested the contingency plans during the past few months.

         In recent months, our emphasis has shifted away from reviewing our own computer systems and the systems of our vendors (a task which is substantially complete) towards addressing public perception of the safety of bank deposits and other banking transactions. Media publicity regarding the possible consequences of Year 2000 computer malfunctions could cause customer hysteria resulting in substantial cash withdrawals during December 1999. While we will position ourselves to increase available cash to address an anticipated increase in withdrawals, we are also educating our customers regarding the safety of their funds in order to minimize panic.

         Although we are working to avoid the adverse effects of such panic, it is substantially out of our control. Non-compliance by a local utility, for example, may not only have an adverse direct effect on our ability to conduct business, but may also create local panic which could affect our liquidity. However, we anticipate that we will be able to satisfy customer demands for cash if necessary through the use of our liquid assets and borrowing facilities.

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

         We have also considered the issue of interest rate risk in structuring our leveraging strategy. Our borrowings are all short term, generally having terms to maturity of thirty days. We have reinvested the borrowed funds in one-year adjustable-rate mortgaged-backed securities because they have satisfactory interest sensitivity characteristics. We might have been able to obtain higher yields with fixed-rate mortgage-backed securities, but we determined that the interest rate risks resulting from using short term borrowings to fund such long term investments were inappropriate.

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

         The following table presents the Bank's estimated NPV at March 31, 1999, and the estimated effect on NPV of the specified interest rate changes, as calculated by the OTS. At March 31, 1999, the portfolio value of the Bank's assets as estimated by the OTS was $64.8 million. The March 31, 1999 report is the most recent OTS report that the Bank has received.

    Hypothetical Change in             Estimated               Estimated Change in      Estimated Percentage
        Interest Rate             Net Portfolio Value          Net Portfolio Value        Change in NPV(1)
        -------------             -------------------          -------------------        ----------------
                                               (Dollars in thousands)

         +3.00%                          $ 14,205                    -$2,097               -13%
         +2.00%                            15,112                     -1,190                -7%
         +1.00%                            15,844                      - 459                -3%
          0.00%                            16,302                          -                 -
         -1.00%                            16,986                       +684                +4%
         -2.00%                            17,635                     +1,332                +8%
         -3.00%                          $ 18,444                     $2,141               +13%

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

         We have begun the process of investing the new capital we received in the Reorganization in loans. Loans, if they have fixed rates and long terms to maturity, have the effect of increasing our exposure to increases in market interest rates. Therefore, we are seeking to increase our commercial and consumer loans because, in addition to higher yields, they tend to have shorter terms or adjustable interest rates.

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

         Item 2.  Changes in Securities and Use of Proceeds

         None during the quarter ended June 30, 1999. See Part II, Item 2 of report on Firm 10-Q for the quarter ended March 31, 1999.

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

                      (27) Financial Data Schedule (included only in EDGAR filings).

                  (b) Reports on Form 8-K

                   No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

                                            Gouverneur Bancorp, Inc.


         Date: August 13, 1999              By: /s/ Richard F. Bennett
                                                --------------------------------
                                            President   and   Chief    Executive
                                            Officer (principal financial officer
                                            and officer duly  authorized to sign
                                            on behalf of the registrant)

                                  EXHIBIT INDEX

         Exhibit
         Number         Description
         ------         -----------

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