Form 10-K
period 1999-09-30
GOUVERNEUR BANCORP INC
filed 1999-12-29
CIK 1063942

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                  For the fiscal year ended September 30, 1999
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

     For the transition period from __________________to __________________

                        Commission file number 001-14910

                            GOUVERNEUR BANCORP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        UNITED STATES                                 04-3429966
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                  42 CHURCH STREET, GOUVERNEUR, NEW YORK 13642
                  --------------------------------------------
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (315) 287-2600

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                     Common Stock, par value $0.01 per share
           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X]. NO [ ].

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the final closing price of such stock as December 15, 1999, was approximately $4,408,853. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

As of December 15, 1999, there were 2,384,040 issued and outstanding shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part II of Form 10-K - Annual Report to Stockholders for the fiscal year ended September 30, 1999.

Part III of Form 10-K - Portions of Proxy Statement for 2000 Annual Meeting of Stockholders.

                                     PART I

Item 1. Description of Business

GENERAL

         The Company's principal business is conducted through its wholly-owned subsidiary, Gouverneur Savings and Loan Association (the "Bank"), except for certain passive investments that the Company may make from time to time. The Company's business consists of gathering deposits from the general public within its market area and investing those deposits primarily in loans, debt obligations issued by the U.S. Government, its agencies, and mortgage-backed securities. The Company's principal loan type is residential one-to-four family mortgage loans. In recent years, the Company has tried to diversify its lending by increasing its level of automobile loans and commercial loans, both mortgage and non-mortgage. The increased emphasis on non-real estate lending has been a gradual process which accelerated in the most recent fiscal year. Although total real estate loans grew in fiscal 1999, real estate loans represented 80.70% of total loans at September 30, 1999, down from declined by 7.1% in 1999, and real estate loans represented 80.7% of total loans at September 30, 1999.

         The Company's revenues come principally from interest on loans and securities. The Company's primary sources of funds are deposits and proceeds from principal and interest payments on loans and investment securities.

MARKET AREA

         The Company's primary market area is southern St. Lawrence County and northern Jefferson and Lewis Counties in New York. Based on 1990 census data, the Company estimates that the population of its primary market area is approximately 100,000. The Company's market area is predominantly rural with many small towns. The population of the service area works in diverse industries, including manufacturing, agriculture, retail trades, construction, mining, health care, education and government service. The largest private employers in the market area are two mining companies, one for zinc and the other for talc, and a paper mill. Fort Drum, a major military installation, is located at the southern edge of the Company's primary market area. The Company estimates that its share of the residential mortgage lending market in its market area is approximately 10%-15%. The Company estimates that its share of all bank deposits in its market area is approximately 25%.

         Economic and demographic conditions in the Company's market area may make implementation of the Company's operating strategy more difficult. Although precise statistical data for the Company's market area is not available because the market area spans parts of three counties, 1990 census data reflects that, as is not unusual for predominantly rural areas, per capita income and median home values are below New York State and national levels in all three counties surrounding the Company. Unemployment in each of the three counties in the Company's market area, although not at critical levels, was higher than statewide and national unemployment rates. Furthermore, population growth in the market area, if any, has been limited in recent years since an increase in population was experienced in the early 1990's related to expansion of Fort Drum. Demographic trends also reflect an aging of the local population. These conditions are believed to extend to communities adjoining the Company's market area as well. Therefore, in order to grow, the Company has made efforts to expand into adjoining communities through opening a loan production office in August 1999 to expand its customer base.

         The Company's main office has been located in the Town and Village of Gouverneur since it was chartered in 1892.

COMPETITION

         The Company's principal competitors for deposits are other savings banks, savings and loan associations, commercial banks and credit unions in the Company's market area, as well as money market mutual funds, insurance companies and securities brokerage firms, many of which are substantially larger in size than the Company. The Company's competition for loans comes principally from savings banks, savings and loan associations, commercial banks, mortgage bankers, finance companies and other institutional lenders. Direct or indirect competition for loans from nationally recognized mortgage secondary market lenders has increased in recent years, having the effect of both reducing the Company's market share and driving down the interest rates it can earn on residential mortgages. The Company's principal methods of competition include loan and deposit pricing, flexible underwriting which permits variation from secondary market underwriting requirements when believed appropriate, maintaining close ties with its local community, advertising and marketing programs and the types of services provided.

         The Company is subject to competition from other financial institutions which may have much greater financial and marketing resources. However, the Company believes it benefits from its community bank orientation as well as its relatively high core deposit base. Recent acquisitions of other banks in central New York by larger institutions may have also given the Company a competitive edge among those local residents who prefer doing business with a local Company.

LENDING ACTIVITIES

         LOAN PORTFOLIO COMPOSITION. The Company's loans consist primarily of mortgage loans secured by one-to-four family residences. At September 30, 1999, the Company had total loans of $46.6 million, of which $33.3 million, or 71.5%, were one-to-four family first lien residential mortgage loans. The Company had an additional $771,000 of home equity loans and home equity lines of credit outstanding, or 1.7% of total loans, secured by subordinate liens on one-to-four family residences. In recent years, the Company has focused on increasing its levels of auto loans, commercial loans and commercial mortgage loans to expand its business, increase yields and improve interest rate sensitivity. At September 30, 1999, commercial loans totaled $4.4 million, of which $3.2 million were commercial mortgage loans and $1.2 million were other commercial loans. The Company also had $5.3 million of auto loans, or 11.4% of total loans, and $2.0 million of other consumer loans not secured by mortgages, or 4.4% of total loans. The remainder of the Company's loans consisted of passbook and construction loans. The Company's ratio of loans to total assets has been at least 60% at fiscal year end for at least the past five years.

         Interest rates earned on the Company's loans are affected by the demand for loans, the supply of money available for lending and the rates offered by competitors. These factors are in turn affected by, among other things, economic conditions, monetary policies of the federal government, and legislative tax policies.

LOAN PORTFOLIO COMPOSITION

The following table sets forth the composition of the Company's mortgage and other loan portfolios in dollar amounts and in percentages at the dates indicated.

                                                                        At September 30,
                          ----------------------------------------------------------------------------------------------------------
                                1999                 1998                   1997                   1996                1995
                          ------------------- -------------------    -------------------   -------------------  --------------------
                                    Percent              Percent               Percent                Percent              Percent
                           Amount   of Total   Amount    of Total     Amount   of Total     Amount    of Total   Amount    of  Total
                          --------  --------- ---------  ---------   --------- ---------   ---------  --------  ---------  ---------
                                                                    (Dollars in thousands)
Real estate loans:
  Residential............. $ 33,320    71.50%  $ 28,834     80.71%    $ 28,896    81.85%    $ 28,378     84.61%  $ 28,406    85.49%
  Home equity.............      771     1.65%       835      2.34%         823     2.33%         473      1.41%       308     0.93%
  Commercial real estate..    3,222     6.91%     1,578      4.42%       1,825     5.17%       2,079      6.20%     2,383     7.17%
  Construction............      296     6.64%       124      0.35%         308     0.87%         142      0.42%       311     0.94%
                           --------    -----   --------     -----     --------    -----     --------     -----   --------   ------

  Total real estate loans.   37,609    80.70%    31,371     87.82%      31,852    90.22%      31,072     92.64%    31,408    94.52%

Other loans:
  Passbook loans..........      411     0.88%       323      0.91%         475     1.36%         439      1.31%       605     1.82%
  Automobile loans........    5,306    11.38%     2,166      6.06%       1,283     3.63%         426      1.27%       239     0.72%
  Other consumer loans....    2,045     4.39%     1,384      3.87%       1,613     4.57%       1,603      4.78%       976     2.94%
  Commercial loans........    1,233     2.65%       477      1.34%          81     0.23%          --      0.00%        --     0.00%
                           --------    -----   --------     -----     --------    -----     --------     -----   --------   ------
  Total other loans.......    8,995    19.30%     4,350     12.18%       3,452     9.78%       2,468      7.36%     1,820     5.48%

Total loans...............   46,604   100.00%    35,721    100.00%      35,304   100.00%      33,540    100.00%    33,228   100.00%
                           --------   ======   --------    ======     --------   ======     --------    ======   --------   ======
Less:
  Deferred loan (costs)
     fees, net............     (187)                 30                     51                   102                  117
  Allowance for loan
     losses...............      620                 484                    403                   479                  602
                           --------            --------               --------              --------             --------

 Total loans, net......... $ 46,171            $ 35,207               $ 34,850              $ 32,959             $ 32,509
                           ========            ========               ========              ========             ========

         RESIDENTIAL MORTGAGE LOANS. Substantially all of the Company's residential mortgage loan originations are fixed-rate mortgage loans with terms up to 25 years, but predominantly from 15 to 20 years. The Company has only recently begun to offer adjustable-rate mortgage loans. In recent years, with relatively low mortgage interest rates, customer preference has strongly favored fixed-rate mortgage loans. Therefore, all but $3.5 million of the Company's $33.3 million of residential mortgage loans have fixed interest rates and most of the adjustable rate loans have fixed rates for the first five years of the loan term.

         When underwriting residential mortgage loan applications, the Company considers the income and assets of the borrower, the borrower's prior credit history and the value of the collateral offered for the loan. In light of the nature of the local market and competitive considerations, the Company occasionally waives adverse credit circumstances related to the borrower if the loan is generally considered to be sound. In recent years, the Company has become stricter in its credit evaluations and currently experiences a residential mortgage loan application rejection rate of approximately 25%.

         The Company obtains independent appraisals on all residential first mortgage loans and attorneys' opinions of title are required at closing. Current surveys are generally not required because the Company believes that the cost of obtaining a survey in the local market is not justified by the risks of not having a survey. In almost all cases, the Company accepts attorney's title opinions rather than title insurance on residential mortgage loans, but has not experienced losses due to its reliance on title opinions instead of title insurance. Private mortgage insurance is required on loans with a loan to value ratio in excess of 90% and is usually required on loans with loan to value ratios between 80% and 90% depending upon other circumstances. For the past three years, real estate tax escrows have been required on all mortgage loans. Previously, tax escrows were required only on loans with loan to value ratios in excess of 85%.

         Although fixed-rate mortgage loans may adversely affect the Company's net interest income in periods of rising interest rates, the Company originates such loans to satisfy customer demand. Such loans are generally originated at initial interest rates which exceed the fully indexed rate on adjustable mortgage loans offered at the same time. Therefore, during periods of level interest rates, they tend to provide higher yields than adjustable loans. Fixed-rate residential mortgage loans originated by the Company generally include due-on-sale clauses which permit the Company to demand payment in full if the borrower sells the property without the Company's consent. Due-on-sale clauses are an important means of adjusting the rates of the Company's fixed-rate mortgage loan portfolio, and the Company has generally exercised its rights under these clauses.

         Adjustable mortgage loans are offered with interest rates that adjust annually based on the one year treasury bill index, plus 2.75%. Most of these loans have initial five year periods with a fixed interest rate which adjusts annually thereafter. Interest rate adjustments are generally limited to 2% per year for one year adjustable loans. There is normally a lifetime maximum interest rate adjustment, measured from the initial interest rate, of 5%. Credit risks on adjustable rate loans are somewhat greater than on fixed-rate loans primarily because, as interest rates rise, so do borrowers' payments, increasing the potential for default.

         The lack of title insurance and surveys, coupled with a more flexible approach in analyzing borrower creditworthiness, means that a portion of the Company's residential mortgage loan portfolio may not be salable at par to major secondary market purchasers. The Company may elect, in the future, to develop a secondary market lending operation which complies with secondary market criteria in order to capture loan opportunities which are now being pursued by other lenders in its marketplace. Management intends to continue to emphasize the origination of mortgage loans secured by one-to-four family residences while at the same time seeking to expand the Company's portfolio of other loan types.

         HOME EQUITY LOANS. The Company offers a home equity line of credit secured by a residential one-to-four family mortgage, usually a second lien. Home equity revolving credit loans have only been offered since 1994, and the Company has sought to increase its volume of these loans because they have adjustable rates of interest which improve the interest sensitivity of the Company's assets. These loans provide for an initial advance period of ten years, during which the borrower pays 1/240th of the outstanding principal balance, plus interest, each month, and can borrow, repay, and reborrow the principal balance. This is followed by a repayment period of ten years, during which the balance of the loan is repaid in principal and interest installments.

         The Company also offers home equity junior mortgage loans which are fully advanced at closing and repayable in monthly principal and interest installments over a period generally not to exceed 10 years. Customers in the local market tend to prefer these loans to adjustable rate revolving credit home equity loans because, the Company believes, they like the stability of the fixed interest rate more than the flexibility of a line of credit.

         The maximum loan to value ratio, including prior liens, is 75% for junior mortgage loans. At September 30, 1999, the Company had $365,000 in outstanding advances on home equity lines of credit, $323,000 of unused home equity lines of credit and $554,000 in regular amortizing home equity loans.

          COMMERCIAL MORTGAGE LOANS. The Company had a portfolio of $3.2 million of commercial mortgage loans at September 30, 1999. The Company offers such loans in order to diversify risk, obtain higher yields ordinarily associated with commercial mortgage loans, and benefit from the improved interest rate sensitivity of loans with shorter terms. The Company increased its focus on this category of loans in 1998 and 1999 and more than doubled its portfolio of commercial mortgage loans during 1999.

         The Company offers commercial mortgage loans with loan-to-value ratios up to 70%. Although the Company offers both fixed and adjustable rate commercial mortgage loans, customers have almost all preferred fixed rate commercial mortgage loans, and thus less than 10% of the Company's commercial mortgage loans have adjustable interest rates.

         The Company generally requires a debt service coverage ratio of at least 120% and the personal guarantee of the principals of the borrower. The Company also requires an appraisal by an independent appraiser. Attorneys' opinions of title are used instead of title insurance for commercial mortgage loans, but the Company has not experienced losses as a result of not having title insurance.

         Loans secured by commercial properties generally involve a greater degree of risk than one-to-four family residential mortgage loans. Because payments on such loans are often dependent on successful operation or management of the properties, repayment may be subject, to a greater extent, to adverse conditions in the real estate market or the economy. The Company seeks to minimize these risks through its underwriting policies. The Company evaluates the qualifications and financial condition of the borrower, including credit history, profitability and expertise, as well as the value and condition of the underlying property. The factors considered by the Company include net operating income; the debt coverage ratio (the ratio of cash net income to debt service); and the loan to value ratio. When evaluating the borrower, the Company considers the financial resources and income level of the borrower, the borrower's experience in owning or managing similar property and the Company's lending experience with the borrower. The Company's policy requires borrowers to present evidence of the ability to repay the loan without having to resort to the sale of the mortgaged property.

         CONSTRUCTION LOANS. The Company offers residential single family construction loans to persons who intend to occupy the property upon completion of construction. The loans are combination construction-permanent loans which automatically convert to regular amortizing loans after construction is complete. The proceeds of the construction loan are advanced in stages on a percentage of completion basis as construction progresses. The loans generally provide for a construction period of not more than twelve months during which the borrower pays interest only. In recognition of the risks involved in such loans, the Company carefully monitors construction through regular inspections. At September 30, 1999, the Company had $296,000 of construction loans. Construction loan levels tend to increase during the summer because of the seasonal nature of residential construction, but even during the summer these loans generally do not represent more than 1% of the Company's loan portfolio. Occasionally, the Company makes construction loans for purposes other than the construction of the borrower's residence when appropriate opportunities arise.

         AUTOMOBILE LOANS. In recent years, the Company has exerted efforts to increase its level of automobile loans in order to provide improved yields, increase the interest rate sensitivity of its assets and expand its customer base. Auto loans are originated both through direct contact between the Company and the borrower and through auto dealers who refer the borrowers to the Company. The Company's auto loans are originated primarily through contacts with local auto dealers, who refer customers to the Company. However, the Company underwrites the loans itself and the loan is originated in the name of the Company. The dealer is paid a flat fee for each successful referral.

         The Company offers auto loans for both new and used cars. The loans have fixed rates with maturities of not more than five years. At September 30, 1999, the Company had $5.3 million of auto loans, more than double the level of auto loans only one year earlier. Auto loans are offered in amounts up to 100% of the purchase price of the car. The Company evaluates the credit and repayment ability of the borrower as well as the value of the collateral in determining whether to approve a loan.

         OTHER CONSUMER LOANS. The Company also makes fixed-rate consumer loans either unsecured or secured by savings accounts or other consumer assets. Consumer loans generally have terms to maturity not to exceed five years, but home improvement loans are offered with terms up to 15 years, although most have terms not exceeding ten years. Other consumer loans totaled $2.3 million at September 30, 1999. The fixed-rate loans generally have a term of not more than five years and have interest rates higher than mortgage loans. The shorter terms to maturity are helpful in managing the Company's interest rate risk. Applications for these loans are evaluated based upon the borrower's ability to repay and, if applicable, the value of the collateral.

         COMMERCIAL LOANS. The Company offers commercial non-mortgage loans to local businesses for working capital, machinery and equipment purchases, expansion, and other business purposes. These loans generally have higher yields than mortgages loans, and include installment equipment financing with terms that generally do not exceed seven years, short term working capital loans, and commercial lines of credit with annual reviews. The Company offers fixed and adjustable rate commercial loans, with fixed rates being more popular in the current low interest rate environment. The Company had $1.2 million of such loans at September 30, 1999, compared to only $101,000 of such loans 18 months earlier. The Company is aggressively marketing such loans to businesses in its market area. The Company offers these loans in order to diversify its product offerings, maintain and seek to expand market share in light of increased competition, improve yields and improve the interest rate sensitivity of its assets.

         Applications for these loans are generally evaluated based upon the borrower's ability to repay the loan from ongoing operations. The loans normally present greater risks than mortgage loans because the collateral, if any, is often rapidly depreciable, easier to conceal and of limited value to other companies. Furthermore, changes in economic conditions and other factors outside the control of the Company, and often outside the control of the commercial borrowers, can often have a substantial effect on delinquencies. Therefore, the Company monitors these credits on an ongoing basis after the loan is made to be prepared to address any credit problems promptly if they occur.

         ORIGINATION OF LOANS. Loan originations come from a number of sources. Residential loan originations can be attributed to depositors, retail customers, telephone inquiries, advertising, the efforts of the Company's loan officers, and referrals from other borrowers, real estate brokers and builders. The Company originates loans through its own efforts and does not use mortgage brokers, mortgage bankers or other non-employee fee paid loan finders except for the referral of auto loans from local dealers.

         All of the Company's lending is subject to its written, nondiscriminatory underwriting standards and to loan origination procedures prescribed by the Company's Board of Directors. Loan officers have individual authority to make consumer loans up to amounts set by the Board. Any two officers can approve a mortgage loan up to $25,000. Loans from $25,000 to $100,000 must be approved by an ad hoc committee of two directors created as and when loan applications need to be reviewed. Residential loans over $100,000 and all commercial loans, whether or not secured by real estate, must be approved by the full Board of Directors.

         Under federal law and applicable OTS regulations, the Company may not lend more than 15% of its capital to any one borrower, with additional loans up to 10% of capital being permitted if the additional loans are secured by readily marketable collateral. At September 30, 1999, the Company's largest loan had a balance of $387,000 and was a mortgage loan secured by a first lien on residential rental units located in the Company's market area. This loan was also the Company's largest loan relationship, combining all loans to a single borrower or related group of borrowers, which is substantially below its regulatory loan to one borrower limit of more than $2.0 million.

         The Company neither purchases nor sells loans. The Company does not service loans for other lenders and the Company has never purchased loan servicing rights.

         LOAN MATURITY. The following table shows the contractual maturity of the Company's loan portfolio at September 30, 1999. Loans are shown as due based on their contractual terms to maturity. Loans which have adjustable interest rates are shown as maturing when the final loan payment is due without regard to rate adjustments. The table does not show the effects of loan amortization, possible prepayments or enforcement of due-on-sale clauses. Non-performing loans are shown as being due based upon their contractual maturity without regard to acceleration due to default.

                              Residential   Commercial
                              Mortgage(1)    Mortgage    Other Loans      Total
                              -----------   ----------   -----------     -------
                                                  (In thousands)
Amounts due:
  Within 1 year ........       $   474       $   126       $ 1,148       $ 1,748
  1 to 2 years .........           196            18           581           795
  2 to 3 years .........           511            49         1,207         1,767
  3 to 5 years .........         5,514           332         5,341        11,187
  5 to 10 years ........        10,068         1,624           335        12,027
  Over 10 years ........        17,624         1,073           383        19,080
                               -------       -------       -------       -------
Total loans ............       $34,387       $ 3,222       $ 8,995       $46,604
                               =======       =======       =======       =======

(1)      Includes home equity and construction loans.

         The following table shows, as of September 30, 1999, the amount of loans due after September 30, 2000, and whether they have fixed interest rates or adjustable interest rates.

                                            Fixed       Adjustable
                                            Rates          Rates          Total
                                           -------      ----------       -------
                                                     (In thousands)

Residential mortgage ..............        $30,405        $ 3,508        $33,913
Commercial mortgage ...............          3,044             52          3,096
Other loans .......................          7,847             --          7,847
                                           -------        -------        -------
Total .............................        $41,296        $ 3,560        $44,856
                                           =======        =======        =======

ASSET QUALITY

         DELINQUENCY PROCEDURES. When a borrower fails to make a required payment on a loan, the Company attempts to cause the deficiency to be cured by contacting the borrower. Late notices are sent when a payment is more than 15 days past due and a late charge is generally assessed at that time. The Company attempts to contact personally any borrower who is more than 30 days past due. When a mortgage loan is 90 days past due, the Company sends a 30 days notice of acceleration and if the loan is not brought current by the end of that period, the loan is turned over to an attorney for collection, with foreclosure generally commenced within 30 to 60 days thereafter. A foreclosure action, if the default is not cured, generally leads to a judicial sale of the mortgaged real estate. The judicial sale is delayed if the borrower files a bankruptcy petition because the foreclosure action cannot be continued unless the Company first obtains relief from the automatic stay provided by the bankruptcy Code. The Company has experienced losses due to delays caused by borrower bankruptcy filings.

         If the Company acquires the mortgaged property at foreclosure sale or accepts a voluntary deed in lieu of foreclosure, the acquired property is then classified as real estate owned. At September 30, 1999, the Company had $169,000 of real estate owned, represented by four single family residences. The Company seeks to dispose of these properties through real estate brokers. Due to adverse local economic conditions in the residential housing market, the disposition of real estate owned can take six months or more. When real estate is acquired in full or part satisfaction of a loan, it is recorded at the lower of the principal balance of the loan or fair value less costs of sale. Any shortfall between that amount and the carrying value of the loan is then charged to the allowance for loan losses. Subsequent changes in the value of the property are charged to the expense of real estate operations. The Company is permitted to finance sales of real estate owned by "loans to facilitate," which may involve a lower down payment or a longer repayment term or other more favorable features than generally would be granted under the Company's underwriting guidelines. At September 30, 1999, the Company had $481,000 of "loans to facilitate," all of which were current in accordance with their terms.

         When an automobile loan becomes 90 days past due, the Company seeks to repossess the collateral. If the default is not cured, then upon repossession the Company sells the automobile as soon as practicable by public notice and a secured party auction. The remaining balance of the loan is fully charged off when the loan is 120 days past due. When other types of non-mortgage loans become past due, the Company takes measures to cure defaults through contacts with the borrower and takes appropriate action, depending upon the borrower and the collateral, to obtain repayment of the loan.

         In the past, the Company has experienced high levels of delinquencies and charge-offs. As a result, in 1994, the Company hired an individual whose primary responsibility is loan collections, including regular contacts with past due borrowers in an attempt to bring their loans current. The individual was converted from part-time to full-time in 1995. The Company believes that this has reduced the level of past due loans and improved the general performance of its loan portfolio.

         From time to time, the Company may give concessions to borrowers with past due loans in order to assist the borrowers in repaying their loans by restructuring the loan terms. These concessions generally involve lengthening the repayment term of an existing loan in order to reduce monthly payments. The Company generally does not agree to interest rate reductions or principal forgiveness in order to restructure a loan. At September 30, 1999, the Company had $502,000 of loans outstanding in which modifications had been made in order to assist the borrower in repaying the loan. All such loans were current in accordance with their restructured terms at September 30, 1999.

         The following table sets forth the Company's loan delinquencies by type, by amount and by percentage of type at September 30, 1999.

                                                               Loans Delinquent For:
                             ----------------------------------------------------------------------------------------------
                                       60-89 Days                 90 Days or More                Total Delinquent Loans
                             ------------------------------  -----------------------------   ------------------------------
                                                                (Dollars in thousands)

                                                    Percent                       Percent                          Percent
                                                    of Loan                       of Loan                          of Loan
                             Number     Amount     Category  Number    Amount     Category    Number    Amount     Category
                             ------     ------     --------  ------    ------     --------    ------    ------     --------
                                                                        (Dollars in thousands)
Real estate loans                35       $857      2.28%        10      $196       0.52%       45     $1,053        2.80%
Other loans                       7         47      0.52          5        25       0.28%       12         72        0.80%
                               ----       ----                  ---      ----                  ---     ------

Total                            42       $904      1.94%        15      $221       0.47%       57     $1,125        2.41%
                               ====       ====                  ===      ====                  ===     ======

         The following table sets forth information with respect to the Company's non-performing assets (which generally include loans that are delinquent for 90 days or more and real estate owned) at the dates indicated. At September 30, 1999, there were no loans other than those included in the table below with regard to which management had information about possible credit problems of the borrower that caused management to seriously doubt the ability of the borrower to comply with present loan repayment terms.

                                                       At September 30,
                                           -------------------------------------
                                           1999    1998    1997    1996    1995
                                           ----    ----    ----    ----    ----
                                                   (Dollars in thousands)
Non-accrual loans:
Real estate loans ......................   $196    $259    $553    $658    $546
Other loans ............................     25      --      12      39       3
                                           ----    ----    ----    ----    ----
  Total non-accrual loans ..............    221     259     565     697     549

Real estate owned ......................    169      51     157     149     130


Total non-performing assets ............   $390    $310    $722    $846    $679
                                           ====    ====    ====    ====    ====

Non-performing loans as a percent
 of total loans ........................   0.47%   0.73%   1.60%   2.08%   1.65%

Non-performing assets as a percent
 of total assets .......................   0.56%   0.52%   1.31%   1.56%   1.25%

         It is the Company's policy to discontinue accruing interest on a loan when its fourth monthly payment is due and unpaid, unless the Company determines that the nature of the delinquency and the collateral are such that collection of the principal and interest on the loan in full is reasonably assured. When the accrual of interest is discontinued, all accrued but unpaid interest is charged against current period income. Generally, once the accrual of interest is discontinued, the Company records interest as and when received until the loan is restored to accruing status. However, if there is substantial doubt as to the collectibility of the loan, amounts received are recorded as a reduction of principal until the loan is returned to accruing status.

         The amount of additional interest income that would have been recorded on non-accrual loans had those loans been performing in accordance with their terms was approximately $11,000 for fiscal 1999, $11,000 for fiscal 1998 and $24,000 for fiscal 1997.

         CLASSIFIED ASSETS. OTS regulations require that the Company classify its assets on a regular basis and establish prudent valuation allowances based on such classifications. In addition, in connection with examinations, OTS examiners have the authority to identify problem assets and, if appropriate, require that they be classified. There are three adverse classifications for problem assets: Substandard, Doubtful and Loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of Substandard assets, with the additional characteristics that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high probability of loss. An asset classified Loss is considered uncollectible and of such little value that its continuance as an asset on the financial statements of the Company is not warranted.

         Assets classified as Substandard or Doubtful require the Company to establish prudent valuation allowances. If an asset or portion thereof is classified as Loss, the Company must either establish a specific allowance for loss equal to 100% of the portion of the asset classified Loss or charge off such amount. If the Company does not agree with an examiner's classification of an asset, it may appeal this determination. On the basis of management's review of its loans and other assets at September 30, 1999, the Company had $373,000 of assets classified substandard and none classified doubtful or loss.

         ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risks inherent in the Company's loan portfolio and the general economy. The allowance for loan losses is maintained at an amount management considers adequate to cover loan losses which are deemed probable and can be estimated. The allowance is based upon a number of factors, including asset classifications, economic trends, industry experience and trends, industry and geographic concentrations, estimated collateral values, management's assessment of the credit risk inherent in the portfolio, historical loan loss experience and the Company's underwriting policies. The Company evaluates, on a monthly basis, all loans identified as problem loans, including all non-accrual loans and other loans where management has reason to doubt collection in full in accordance with original payment terms. The Company considers whether the allowance should be adjusted to protect against risks associated with such loans. In addition, the Company applies fixed percentages for each category of performing loans not designated as problem loans to determine an additional component of the allowance to protect against unascertainable risks inherent in any portfolio of performing loans. Finally, the Company includes an unallocated component in its allowance to address general factors and general uncertainties such as changes in economic conditions and the inherent inaccuracy of any attempt to predict future default rates and property values based upon past experience.

         The analysis of the adequacy of the allowance is reported to and reviewed by the Board of Directors monthly. Management believes it uses a reasonable and prudent methodology to project potential future losses in the loan portfolio, and hence assess the adequacy of the allowance for loan losses. However, any such assessment is speculative and future adjustments may be necessary if economic conditions or the Company's actual experience differ substantially from the assumptions upon which the evaluation of the allowance was based. Furthermore, state and federal regulators, in reviewing the Company's loan portfolio as part of a future regulatory examination, may request the Company to increase its allowance for loan losses, thereby negatively affecting the Company's financial condition and earnings at that time. Moreover, future additions to the allowance may be necessary based on changes in economic and real estate market conditions, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of management's control.

         The following table analyzes activity in the Company's allowance for loan losses during the periods indicated.

                                                 Year Ended September 30,
                                          ------------------------------------
                                          1999    1998    1997    1996    1995
                                          ----    ----    ----    ----    ----
                                                 (Dollars in thousands)
Allowance, beginning of period ........   $484    $403    $479    $602    $466

Provision .............................    162     130     250      --     190
                                          ----    ----    ----    ----    ----

Charge-offs:
  Real estate .........................     40      87     312     154     208
  Other loans .........................     20      47      54      17      27
                                          ----    ----    ----    ----    ----

  Total charge-offs ...................     60     134     366     171     235

Recoveries:
  Real estate .........................     21      66      22      38     158
  Other loans .........................     13      19      18      10      23
                                          ----    ----    ----    ----    ----

  Total recoveries ....................     34      85      40      48     181

Net charge-offs .......................     26      49     367     123      54
                                          ----    ----    ----    ----    ----

Allowance, end of period ..............   $620    $484    $403    $479    $602
                                          ----    ----    ----    ----    ----

Allowance as a percent of total loans..   1.33%   1.35%   1.14%   1.43%   1.81%

Allowance as a percentage of
non-performing loans .................. 280.54% 186.87% 71.33%  68.72%  109.65%

Ratio of net charge-offs to average
loans outstanding .....................   0.07%   0.14%   0.97%   0.38%   0.16%


         The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                                                    At September 30,
                                        ----------------------------------------
                                               1999                  1998
                                        --------------------   -----------------
                                                    Percent             Percent
                                                    of Loans            of Loans
                                                    to Total            to Total
                                        Amount      Loans     Amount    Loans
                                        ------      --------  ------  ----------
                                                  (Dollars in thousands)
ALLOWANCE ALLOCATED TO:
  Real estate loans ..............      $481          80.70%   $394       87.82%
  Other loans ....................       139          19.30%     90       12.18%
 Total allowance .................      $620         100.00%   $484      100.00%
                                        ====      =========    ====   =========

                                                        At September 30,
                              --------------------------------------------------------------------
                                     1997                     1996                   1995
                              --------------------      ------------------      ------------------
                                          Percent                 Percent                 Percent
                                          of Loans                of Loans                of Loans
                                          to Total                to Total                to Total
                              Amount       Loans        Amount    Loans         Amount    Loans
                              ------      --------      ------    --------      ------    --------
                                               (Dollars in thousands)
ALLOWANCE ALLOCATED TO:
  Real estate loans           $ 315          90.22%    $    416       92.64%   $     576    94.52%
  Other loans                    88           9.78%          63        7.36%          26     5.48%
                              -----        -------     --------     -------    ---------  -------
 Total allowance              $ 403         100.00%    $    479      100.00%   $     602   100.00%
                              =====        =======     ========     =======    =========  =======

ENVIRONMENTAL ISSUES

         The Company encounters certain environmental risks in its lending activities. Under federal and state environmental laws, lenders may become liable for costs of cleaning up hazardous materials found on property securing their loans. In addition, the presence of hazardous materials may have a substantial adverse effect on the value of such property as collateral and may cause economic difficulties for the borrower, causing the loan to go into default. Although environmental risks are usually associated with loans secured by commercial real estate, risks also may exist for loans secured by residential real estate if, for example, there is nearby commercial contamination or if the residence was constructed on property formerly used for commercial purposes. The Company attempts to control its risk by requiring a phase one environmental assessment by a Company-approved engineer as part of its underwriting review for all mortgage loans other than those secured by one-to-four family residences.

         The Company believes its procedures regarding the assessment of environmental risk are adequate and, as of September 30, 1999, the Company was unaware of any environmental issues with respect to any of its mortgage loans which would subject it to any material liability at this time. Hidden or future environmental contamination could adversely affect the values of properties securing loans in the Company's portfolio.

INVESTMENT ACTIVITIES

         GENERAL. The investment policy of the Company, which is approved by the Board of Directors, is based upon its asset/liability management goals and is designed primarily to provide satisfactory yields while maintaining adequate liquidity, a balance of high quality, diversified investments, and minimal risk. In recognition of the high level of fixed-rate residential mortgage loans, the Company has sought to limit its securities investments to those with adjustable rates or short terms to maturity. The investment policy is implemented by the Company's President. All securities purchases and sales are reported to the Board of Directors each month.

         As required by SFAS 115, securities are classified into three categories: trading, held-to-maturity and available-for-sale. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value with unrealized gains and losses included in trading account activities in the statement of income. Securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. All other securities are classified as available-for-sale. Available-for-sale securities are reported at fair value with unrealized gains and losses included, on an after-tax basis, as a separate component of accumulated other comprehensive income. The Company does not have a trading securities portfolio and has no current plans to maintain such a portfolio in the future. At September 30, 1999, the Company's securities portfolio included securities with a fair value of $13.0 million which were classified as available for sale and securities with amortized cost of $6.0 million which were classified as held to maturity. The Company classifies each security between the available for sale and held to maturity categories when the security is purchased.

         INVESTMENT SECURITIES. The Company's investment securities totaled $19.0 million at September 30, 1999, including $13.0 million classified as available for sale and $6.0 million classified as held to maturity. The Company invests primarily in debt securities issued by the United States Government and its agencies ($4.4 million at September 30, 1999), tax-exempt municipal securities ($2.4 million at September 30, 1999), and mortgage-backed securities issued or guaranteed by government-sponsored enterprises ($11.3 million at September 30, 1999). The Company has classified all recent purchases of investment securities as available for sale in order to maintain flexibility in managing its investments. Investment securities are purchased in order to invest funds that may be needed to make loans, to provide a source of liquidity if the need for funds arises, to manage interest rate sensitivity, and to take advantage of acceptable after-tax yields that are available when purchasing certain tax-exempt municipal securities. The Company purchases only investment grade debt securities and at September 30, 1999, none of its investment securities were in default or otherwise classified.

         The Company invests in mortgage-backed securities to supplement the yields on its loan portfolio. Substantially all of the mortgage-backed securities were issued, insured or guaranteed by the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie
Mac) or the Government National Mortgage Association (Ginnie Mae). At September 30, 1999, the Company's mortgage-backed securities portfolio totaled $5.3 million classified as available for sale and $6.0 million classified as held to maturity.

         In furtherance of its asset/liability management goals and to improve its interest rate sensitivity position, the Company's recent mortgage-backed securities investments either have short terms with balloon payments at maturity or which have adjustable rates. During fiscal 1999, the Company purchased approximately $5.1 million of mortgage-backed securities with interest rates that adjust annually. These securities, all of which were classified as available for sale, were purchased with the proceeds of borrowings in a series of transactions undertaken to improve leverage. The mortgage-backed securities classified as held to maturity were generally purchased prior to the beginning of fiscal 1998 and have remaining terms to maturity which are generally not more than five years.

         The Company's mortgage-backed securities generally tend to have lower yields than the mortgage-backed securities held by some other financial institutions because the Company invests principally in short-term balloon or adjustable rate mortgage-backed securities which tend to have lower yields.

         Mortgage-backed securities are more liquid than individual mortgage loans and may be used to collateralize borrowings of the Company. However, these securities generally yield less than the loans that underlie them because of the cost of payment guarantees or credit enhancements that reduce credit risk. Mortgage-backed securities of the type held by the Company are generally weighted at 20%, rather than the 50% weighting for performing residential one-to-four family mortgage loans, in determining risk-based capital ratios.

         Investment securities carry a reduced credit risk as compared to loans. However, investment securities classified as available for sale are subject to the risk that a fluctuating interest rate environment could cause a material decline in the carrying value of such securities. In addition, interest rate fluctuations, real estate market changes and changes in economic conditions may alter the prepayment rates on mortgage-backed securities and thus affect the value of such securities.

         EQUITY SECURITIES. At September 30, 1999, the Company had $887,000 in fair value of corporate equity securities represented by common stock of the Federal Home Loan Mortgage Corporation with an amortized cost of $18,000. In addition, the Company also had at September 30, 1999 a mutual fund investment classified as available for sale with a carrying value of $68,000. The mutual fund invests substantially all of its assets in mortgage-backed securities which are themselves qualified investments for the Company. Although the mutual fund does not qualify as a liquid asset because the terms to maturity of the underlying mortgage-backed securities are too long, the Company considers it a potential source of liquidity because it can be easily redeemed on a daily basis as and when funds are needed.

         At September 30, 1999, the Company also had $385,000 of stock in the Federal Home Loan Bank of New York which was necessary for the Company to maintain its membership in the federal home loan bank system. The stock is redeemable at par. The yield on this stock was 6.86% (annualized) for the year ended September 30, 1999.

         The following table sets forth certain information regarding the carrying value of the Company's available for sale and held to maturity portfolios at the dates indicated.

                                                    At September 30,
                                            ---------------------------------
                                              1999        1998         1997
                                            -------      -------      -------
                                            Carrying     Carrying     Carrying
                                            Value        Value        Value
                                            -------      -------      -------
                                                      (In thousands)
SECURITIES AVAILABLE FOR SALE:
   U.S. Government securities ...........   $ 4,357      $ 5,527      $ 3,007
   Mortgage-backed securities ...........     5,300          258           --
   Municipal securities .................     2,359          259           --
                                            -------      -------      -------
     Total debt securities ..............    12,016        6,044        3,007
   Corporate equity securities ..........       887          888          631
   Mutual funds .........................        68        3,614        4,265
                                            -------      -------      -------

       Total available-for-sale .........    12,971       10,546        7,903
                                            -------      -------      -------
SECURITIES HELD TO MATURITY:
   Mortgage-backed securities ...........     6,009        7,707        8,650
   Other securities .....................        10           10           10
                                            -------      -------      -------

       Total held-to-maturity ...........     6,019        7,717        8,660
                                            -------      -------      -------

          TOTAL SECURITIES ..............   $18,990      $18,263      $16,563
                                            =======      =======      =======

         The table below sets forth certain information regarding the carrying value, weighted average yields and stated maturity of the Company's securities at September 30, 1999. There were no securities (exclusive of obligations of the U.S. Government and federal agencies) issued by any one entity with a total carrying value in excess of 10% of the Company's net worth at that date.

                                   One Year          From One          From Five          More Than
                                    or Less        to Five Years      to Ten Years        Ten Years           Total Securities
                               Carrying Average  Carrying Average  Carrying   Average  Carrying Average  Carrying  Average   Market
                                Value    Yield    Value    Yield     Value     Yield    Value    Yield     Value    Yield    Value
                                -----    -----    -----    -----     -----     -----    -----    -----     -----    -----    -----
                                                                       (Dollars in thousands)
U.S. Government securities ..   $    --    0.00%  $ 2,454    5.73%    $1,657    6.41%    $ 246    6.45%   $ 4,357    6.30%  $ 4,357
Mortgage-backed securities ..     3,083    5.74%    6,423    5.79%     1,557    5.65%      247    5.97%    11,310    5.77%   11,248
Municipal securities ........       386    4.44%      552    4.67%       925    6.13%      496    5.92%     2,359    5.47%    2.359
Other securities ............       964    1.14%       --    0.00%        --    0.00%       --    0.00%       964    5.47%      964
                                -------           -------             ------             -----           --------           -------
Total .......................   $ 4,433    4.64%  $ 9,429    5.77%   $ 4,139    6.04%    $ 989    6.21%  $ 18,990    1.14% $ 18,928

SOURCES OF FUNDS

         GENERAL. The Company's primary source of funds is deposits. During 1999, the Company also used borowings as a source of funds to improve leverage. In addition, the Company derives funds for loans and investments from loan and security repayments and prepayments and revenues from operations. Scheduled payments on loans and mortgage-backed and investment securities are a relatively stable source of funds, while savings inflows and outflows and loan and mortgage-backed and investment securities prepayments are significantly influenced by general interest rates and money market conditions. In general, the Company expects that it will continue to offer the same types of deposit products but also expects that it will continue to use borrowings as an additional source of funds to further improve leverage.

         DEPOSITS. The Company offers several types of deposit programs to its customers, including passbook savings accounts, NOW accounts, money market deposit accounts, checking accounts and certificates of deposit. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. The Company's deposits are obtained predominantly from its primary market area. The Company relies primarily on customer service and long-standing relationships with customers to attract and retain these savings deposits; however, market interest rates and rates offered by competing financial institutions significantly affect the Company's ability to attract and retain savings deposits. The Company does not use brokers to obtain deposits and has no brokered deposits. At September 30, 1999, the Company had $45.1 million of deposits.

         The Company prices its deposit offerings based upon market and competitive conditions in its market area and generally prices its deposits at or above the rates offered by competitors. Pricing determinations are made weekly by a committee of officers. The Company seeks to price its deposit offerings to be competitive with other institutions in its market area.

         The following table sets forth the distribution of the Company's deposit accounts at the dates indicated. Interest rates shown for non-time accounts are the rates in effect at September 30, 1999.

                                                         At September 30,
                                   ---------------------------------------------------------------
                                          1999                 1998                    1997
                                   ------------------    ------------------    -------------------
                                             Percent               Percent                Percent
                                   Amount    of Total    Amount    of Total    Amount     of Total
                                   ------    --------    ------    --------    ------     --------
                                                          (In thousands)
NON-TIME ACCOUNTS:
  Savings and club accounts
    (3.0-3.5%) .................    $15,423    34.18%     $17,302     37.30%    $14,878     34.14%
  NOW and money market
    accounts (2.0-3.0%) ........      6,449    14.30%       5,292     11.41%      5,742     13.18%
  Demand accounts ..............        184     0.41%         210      0.45%        113      0.26%
  Total non-time accounts ......     22,056    48.89%      22,804     49.16%     20,733     47.58%

TIME ACCOUNTS:
  4.00 - 4.99% .................     12,588    27.90%           -      0.00%          -      0.00%
  5.00 - 5.99% .................     10,201    22.61%      22,511     48.53%     20,651     47.39%
  6.00 - 6.99% .................        166     0.37%         410      0.89%      1,406      3.23%
  7.00 - 7.99% .................        102     0.23%         657      1.42%        786      1.80%

  Total time accounts ..........     23,057    51.11%      23,578     50.84%     22,843     52.42%

 Total deposits.................    $45,113   100.00%     $46,382    100.00%    $43,576    100.00%

         At September 30, 1999, the Company had $3.3 million in certificates of deposit with balances of $100,000 or more ("jumbo deposits"), representing 7.26% of all deposits.

         The following table sets forth the amount of certificates of deposit in denominations of $100,000 at September 30, 1999, and the remaining period to maturity of such deposits.

                          Amount Due (in Thousands)
  -------------------------------------------------------------------
                    In More than 3    In More Than 6
  In 3 Months           up to 6          up to 12        In More than
    or Less             Months           Months            12 Months
  -----------       --------------    ---------------    ------------
      $745               $730              $846              $954

         BORROWINGS. During fiscal 1999, as part of the process of leveraging its new capital, the Company incurred borrowings and invested the proceeds of such borrowings in mortgage-backed securities to improve leverage. All borrowings were from the Federal Home Loan Bank of New York. The borrowings generally had short terms of three months or less with the entire principal balance repayable at maturity. The mortgage-backed securities purchased with the proceeds of the borrowings have adjustable rates of interest which adjust annually. The average balance of outstanding borrowings during the year was $1.9 million and the average cost was 4.59%. The highest balance outstanding during the year, which was also the year end balance, was $7.4 million.

SUBSIDIARY ACTIVITIES

         The Company is permitted to own subsidiaries for certain limited purposes, generally to engage in activities which are permissible for subsidiaries of a bank holding company. The Company has no subsidiaries except for the Bank.

PERSONNEL

         At September 30, 1999, the Company had 21 full-time and one part-time employees. The employees are not represented by a collective bargaining unit, and the Company considers its relationship with its employees to be good.

REGULATION

GENERAL

         The Bank is a federal savings association subject to extensive regulation, examination, and supervision by the OTS, as its primary federal regulator and by the FDIC, as its deposit insurer. The Bank's deposit accounts are insured up to applicable limits by the Savings Association Insurance Fund of the FDIC, and the Bank is a member of the Federal Home Loan Bank of New York. The OTS also regulates the Company as a savings and loan holding company.

REGULATION OF FEDERAL SAVINGS ASSOCIATIONS

         BUSINESS ACTIVITIES. The Bank's powers generally come from federal law and OTS regulations, The Bank may make mortgage loans, commercial loans and consumer loans, and may invest in certain types of debt securities, and other assets. The Bank's lending and investment powers are subject to limits, including, among others, (a) a prohibition against acquiring any corporate debt security that is not rated in one of the four highest rating categories; (b) a limit of 400% of capital that can be invested in loans secured by non-residential real estate property; (c) a limit of 10% of assets that can be invested in commercial loans; (d) a limit of 35% of assets that can be invested in consumer loans, commercial paper and corporate debt securities; (e) a limit of 5% of assets which can be invested in non-conforming loans (loans in excess of limits specified in federal law); (f) a limit of the greater of 5% of assets or its total capital which can be invested in certain construction loans made for the purpose of financing what is or is expected to become residential property; and (g) a limit of 10% of assets that can be invested in personal property used for general leasing activities. The Bank may offer a variety of deposit accounts, including savings, certificate (time), demand and NOW accounts.

         LOANS TO ONE BORROWER. The Bank generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. Up to an additional 10% of unimpaired capital and surplus can be lent if the additional amount is fully secured by readily-marketable collateral. At September 30, 1999, the Bank's regulatory limit on loans to one borrower was in excess of $2.0 million. At that date, the Bank's largest aggregate loans to one borrower was approximately $375,000.

         QTL TEST. The Bank must meet a qualified thrift lender, or "QTL" test. Under the QTL test, the Bank must maintain at least 65% of its assets, after certain adjustments, in various types of loans made for residential and housing purposes, related investments, education, small business and credit card loans, and consumer loans and certain other loans and investments. The Bank satisfies the QTL test and the Bank anticipates that it will continue to satisfy the test in the future. If the Bank fails to satisfy the QTL test, it will have to either restrict its activities or convert to a commercial bank charter.

         CAPITAL REQUIREMENTS. OTS regulations require that the Bank maintain tangible capital equal to 1.5% of total assets as adjusted under the OTS regulations, core capital equal to 3% of such adjusted total assets and total capital (core capital plus supplementary capital) equal to 8% of risk-weighted assets. The Bank's capital ratios at September 30, 1999 all substantially exceeded OTS minimum capital requirements, and those requirements do not now have a material affect on the Bank.

LIMITATIONS ON CAPITAL DISTRIBUTIONS.

         OTS regulates the amount of dividends and other capital distributions which the Bank may pay to the Company. In general, if the Bank will satisfy all OTS capital requirements both before and after the distribution, the Bank may make capital distributions to the Company in any year equal to the current year's net income plus retained net income for the preceding two years. However, the Bank must notify the OTS of the distribution and the OTS may object on safety and soundness grounds.

         If any capital distribution will exceed these limits, or if the OTS either considers the Bank a troubled or problem institution or gives the Bank a rating in less than the two highest rating categories, then the Bank must get OTS approval before making a capital distribution. The Bank is not currently required to obtain OTS approval unless it exceeds the dollar limits, and the Bank has never paid a dividend to the Company. Therefore, the Company does not believe that the OTS capital distribution regulations will have a material affect on its operations or its ability to pay dividends to its stockholders.

         COMMUNITY REINVESTMENT. Under the federal Community Reinvestment Act (the "CRA"), the Bank, consistent with its safe and sound operation, must help meet the credit needs of its entire community, including low and moderate income neighborhoods The OTS periodically assesses the Bank's compliance with CRA requirements. The Bank received a "satisfactory" CRA rating in its most recent OTS examination.

         TRANSACTIONS WITH RELATED PARTIES. The Bank's authority to engage in transactions with its "Affiliates" by federal law. In general, an affiliate of the Bank is any company that controls the Bank or any other company that is controlled by a company that controls the Bank, excluding the Bank's subsidiaries other than those that are insured depository institutions. The Bank may not (a) lend to any of its affiliates that is engaged in activities that are not permissible for bank holding companies and (b) purchase the securities of any affiliate other than a subsidiary. Transactions with any individual affiliate may not exceed 10% of the capital and surplus of the Bank and aggregate transactions with all affiliates may not exceed 20%. These restrictions do not impose material limits on the Bank's business activities.

         The Bank's loans to insiders must be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features. The loans are also subject to maximum dollar limits and must generally be approved by the Board of Directors. The Bank may make loans to insiders on preferential terms as part of a benefit or compensation program that is widely available to employees. The Bank has no such benefit or compensation programs.

         INSURANCE OF DEPOSIT ACCOUNTS. The Bank pays deposit insurance premiums to the FDIC. The amount of the premium depends upon the Bank's capital ratios and supervisory rating category. At present, the Bank's capital ratios and supervisory rating are high enough that the Bank pays no regular deposit insurance premiums. However, the Bank must pay a share of the cost of the bonds issued in the late 1980s to recapitalize the now defunct Federal Savings and Loan Insurance Corporation, currently equal to approximately 0.065% of its insured deposits per year.

         FEDERAL HOME LOAN BANK SYSTEM. The Bank is a member of the Federal Home Loan Bank of New York. The Bank uses the FHLBNY as a source for borrowing funds. The Bank must own stock in the FHLBNY at least equal to the greater of 1% of the principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year or 5% of its advances from the FHLBNY. At September 30, 1999, the Bank had $385,000 of capital stock of the FHLBNY, which satisfied this requirement and it had no FHLBNY borrowings.

HOLDING COMPANY REGULATION

         GENERAL POWERS. The Company may engage in the following activities: (i) investing in the stock of a savings association; (ii) acquiring a mutual association through the merger of such association into a savings association subsidiary of such holding company or an interim savings association subsidiary of such holding company; (iii) merging with or acquiring another holding company, one of whose subsidiaries is a savings association; (iv) investing in a corporation, the capital stock of which is available for purchase by a savings association under federal law or under the law of any state where the subsidiary savings association or associations share their home offices; (v) furnishing or performing management services for a savings association subsidiary of such company; (vi) holding, managing or liquidating assets owned or acquired from a savings association subsidiary of such company; (vii) holding or managing properties used or occupied by a savings association subsidiary of such company;
(viii) acting as trustee under deeds of trust; (ix) any other activity (A) that the Federal Reserve Board, by regulation, has determined to be permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act of 1956, unless the Director, by regulation, prohibits or limits any such activity for savings and loan holding companies; or (B) in which multiple savings and loan holding companies were authorized (by regulation) to directly engage on March 5, 1987; and (x) purchasing, holding, or disposing of stock acquired in connection with a qualified stock issuance if the purchase of such stock by such savings and loan holding company is approved by the Director.

         WAIVERS OF DIVIDENDS BY THE MUTUAL HOLDING COMPANY. Cambray Mutual Holding Company owns 55% of the stock of the Company. If Cambray MHC decides to waive its share of any dividend that the Bank is paying to its stockholders, Cambray MHC must notify the OTS. The OTS reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to any such waiver if: (i) the mutual holding company's board of directors determines that such waiver is consistent with such directors' fiduciary duties to the mutual holding company's members; (ii) for as long as the savings association subsidiary is controlled by the mutual holding company, the dollar amount of dividends waived by the mutual holding company are considered as a restriction to the retained earnings of the savings association, which restriction, if material, is disclosed in the public financial statements of the savings association as a note to the financial statements; (iii) the amount of any dividend waived by the mutual holding company is available for declaration as a dividend solely to the mutual holding company, and, in accordance with SFAS 5, where the savings association determines that the payment of such dividend to the mutual holding company is probable, an appropriate dollar amount is recorded as a liability; (iv) the amount of any waived dividend is considered as having been paid by the savings association in evaluating any proposed dividend under OTS capital distribution regulations; and (v) in the event the mutual holding company converts to stock form, the appraisal submitted to the OTS in connection with the conversion application takes into account the aggregate amount of the dividends waived by the mutual holding company.

         CONVERSION OF THE MUTUAL HOLDING COMPANY TO STOCK FORM. OTS regulations permit the Mutual Holding Company to convert from the mutual to the capital stock form of organization. The Board of Directors has no current intention or plans for such a transaction. In general, if such a transaction is undertaken, a new company would be formed to replace the Company and 55% of its stock would be offered to the depositors of the Bank and to the public. The other current stockholders of the Company would be entitled to receive 45% of the stock of the new company in exchange for the stock of the Company. These two percentages would be adjusted to reflect any prior dividend waiver as described above.

Item 2. Description of Properties

         The Company conducts its business through its headquarters at 42 Church Street in the Town and Village of Gouverneur. The Company owns the premises. The net book value of the premises is $70,000. The Company believes its current facilities are barely adequate for its current needs and the Board of Directors of the Bank has established a committee to explore alternatives for expansion. However, no assessment of the cost of different expansion alternatives has been made. The Company also operates a loan production office out of rented space in Alexandria Bay, New York. The book value of the premises is zero.

Item 3. Legal Proceedings

         The Registrant's subsidiary, Gouverneur Savings and Loan Association (the "Bank"), is involved as plaintiff or defendant in various legal actions arising in the normal course of its business. While the ultimate outcome of these proceedings cannot be predicted with certainty, it is the opinion of management, after consultation with counsel representing the Bank in the proceedings, that the resolution of these proceedings should not have a material effect on the Bank's or the Registrant's results of operations. The Registrant is not a party to any litigation.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended September 30, 1999.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         Information contained under the caption "Common Stock" in the 1999 Annual Report to Stockholders included as Exhibit 13 hereto is herein incorporated by this reference.

Item 6.  Selected Financial Data

         Information contained under the caption "Selected Financial Data" in the 1999 Annual Report to Stockholders included as Exhibit 13 hereto is herein incorporated by this reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Information contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1999 Annual Report to Stockholders included as Exhibit 13 hereto is herein incorporated by this reference.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

         Information contained under the caption "Quantitative and Qualitative Disclosure About Market Risk" in the 1999 Annual Report to Stockholders included as Exhibit 13 hereto is herein incorporated by this reference.

Item 8.  Financial Statements

         The following information appearing in the 1999 Annual Report to Stockholders included as Exhibit 13 hereto is herein incorporated by this reference.

         Report of Independent Public Accountants Consolidated Statements of Financial Condition as of September 30, 1999 and 1998

         Consolidated Statements of Operations for the Years Ended September 30, 1999, 1998 and 1997

         Consolidated Statements of Stockholders' Equity and Comprehensive Income for Years Ended September 30, 1999, 1998 and 1997

         Consolidated Statements of Cash Flows for Years Ended September 30, 1999, 1998 and 1997

Notes to Consolidated Financial Statements

         With the exception of the information expressly incorporated herein by reference, the Company's Annual Report to Stockholders for the year ended September 30, 1999, is not deemed filed as part of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure: None

                                    PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors

         Information contained under the captions "The Election of Directors (introduction);" "The Election of Directors-The Board of Directors and Nominees;" "The Election of Directors-Nominees;" "The Election of Directors-Continuing Directors;" and "The Election of Directors-Meetings of the Board of Directors and Certain Committees" in the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on February 15, 2000, to be filed with the Commission within 120 days after the end of the fiscal year covered by this report, is incorporated herein by this reference.

Executive Officers

         Information contained under the captions "The Election of Directors Nominees - Richard F. Bennett;" and "The Election of Directors-Executive Officers Who Are Not Directors" in the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on February 15, 2000, to be filed with the Commission within 120 days after the end of the fiscal year covered by this report, is incorporated herein by this reference.

Compliance with Section 16(a)

         To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended September 30, 1999, all
Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners were complied with.

Item 11. Executive Compensation

         Information contained under the caption "Compensation" in the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on February 15, 2000, to be filed with the Commission within 120 days after the end of the fiscal year covered by this report, is incorporated herein by this reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         Information contained under the caption "Principal Owners of Our Common Stock" in the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on February 15, 2000, to be filed with the Commission within 120 days after the end of the fiscal year covered by this report, is incorporated herein by this reference.

Item 13. Certain Relationships and Related Transactions

         Information contained under the caption "Compensation-Transactions With Directors and Officers" in the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on February 15, 2000, to be filed with the Commission within within 120 days after the end of the fiscal year covered by this report, is incorporated herein by this reference.

Item 14. Exhibits and Reports on Form 8-K

(a) Exhibits

                              SEE INDEX TO EXHIBITS

(b) Reports on Form 8-K

         The Company filed no reports on Form 8-K during the quarter ended September 30, 1999.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       GOUVERNEUR BANCORP, INC.

Date:  December 28, 1999               By: /s/ RICHARD F. BENNETT
                                          ---------------------------------
                                               Richard F. Bennett, President
                                               (Duly authorized representative)

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:

December 28, 1999                   /s/ RICHARD F. BENNETT
                                    ------------------------------------
                                        Richard F. Bennett, President,
                                        Chief Executive Officer and Director

December 28, 1999                   /s/ ROBERT TWYMAN
                                    ------------------------------------
                                        Robert Twyman, Chief Financial Officer
                                        Principal financial officer

December 28, 1999                   /s/ KATHLEEN MCINTOSH
                                    ------------------------------------
                                        Kathleen McIntosh, Treasurer
                                        Principal accounting officer

December 28, 1999                   /s/ CHARLES GRAVES
                                    ------------------------------------
                                        Charles Graves, director

December 28, 1999                   /s/ RICHARD JONES
                                    ------------------------------------
                                        Richard Jones, Director

December 28, 1999                   /s/ FRANK LANGEVIN
                                    ------------------------------------
                                        Frank Langevin, Director

December 28, 1999                   /s/ ROBERT LEADER
                                    ------------------------------------
                                        Robert Leader, Director

December 28, 1999                   /s/ TIMOTHY MONROE
                                    ------------------------------------
                                        Timothy Monroe, Director

December 28, 1999                   /s/ JOSEPH PISTOLESI
                                    ------------------------------------
                                        Joseph Pistolesi, Director

December 28, 1999                   /s/ LARRY STRAW
                                    ------------------------------------
                                        Larry Straw, Director

                                INDEX TO EXHIBITS
                                                               Reference to
                                                               Previous Filing,
Exhibit Number         Document                                If applicable.
--------------         --------                                --------------

3(i)                   Certificate of Incorporation                    **

3(ii)                  Bylaws                                          **

4                      Form of Stock Certificate                       *

10.1                   Employee Stock Ownership Plan                   *

10.2                   Stock Option Plan                               ***

10.3                   Management Recognition Plan                     ***

13                     1999 Annual Report to Stockholders

21                     Subsidiaries of Registrant

27                     Financial Data Schedule


* Filed as exhibits to the Company's Form S-1 registration statement filed with the Commission on June 26, 1998 (File No. 333-57845). All of such previously filed documents are hereby incorporated herein by reference in accordance with
Item 601 of Regulation S-K.

** Filed as exhibits to the Company's Pre-effective Amendment No. One to Form S-1 filed with the Commission on August 5, 1999, 1998 (File No. 333-57845). All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

*** Filed as exhibits to the Company's Definitive Proxy Statement on Form 14A filed with the Commission on September 9, 1999. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.