Form 10-Q
period 1999-12-31
GOUVERNEUR BANCORP INC
filed 2000-02-10
CIK 1063942

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 1999

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from _______________ to ___________________

                        Commission file number 001-14910

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

AS OF DECEMBER 31, 1999 THERE WERE 2,276,759 SHARES OUTSTANDING.

                            GOUVERNEUR BANCORP, INC.
                                    FORM 10-Q
                                TABLE OF CONTENTS

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS - UNAUDITED

                  CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION AT DECEMBER 31, 1999 AND AT SEPTEMBER 30, 1999

                  CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE MONTHS ENDED DECEMBER 31, 1999 AND DECEMBER 31, 1998

                  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME FOR THREE MONTHS ENDED DECEMBER 31, 1999

                  CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK


PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                         PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

         The financial statements presented in this Form 10-Q beginning on the following page reflect the consolidated financial condition and results of operations of Gouverneur Bancorp, Inc. ("We" or the "Company") and its subsidiary Gouverneur Savings and Loan Association (the "Bank") for periods on and after March 23, 1999. Financial statements presented for periods before March 23, 1999 are for the Bank.

                     GOUVERNEUR BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                           (In thousands) (Unaudited)

                                                               DECEMBER 31,   SEPTEMBER 30,
                                                                  1999            1999
                                                              ------------    ------------

ASSETS
Cash and due from banks                                       $      1,322    $      1,564
Interest-bearing deposits with other financial institutions          1,548           1,926
Securities available-for-sale, at fair value                        12,630          12,971
Securities held-to-maturity (fair value of
 $5,552 at December 31, 1999 and $5,957 at
 September 30, 1999)                                                 5,637           6,019
Loans, net of deferred fees                                         49,697          46,791
Allowance for loan losses                                             (660)           (620)
                                                              ------------    ------------
Loans, net                                                          49,037          46,171
Premises and equipment, net                                            264             278
Federal Home Loan Bank stock, at cost                                  540             385
Accrued interest receivable                                            430             469
Real estate owned                                                      204             169
Other assets                                                            71              44
                                                              ------------    ------------
Total assets                                                  $     71,683    $     69,996
                                                              ============    ============
LIABILITIES
Deposits:  Demand accounts                                    $        427    $        184
           Savings and club accounts                                15,283          15,423
           Time certificates                                        22,424          23,057
           NOW and money market accounts                             5,984           6,449
                                                              ------------    ------------
Total  interest-bearing deposits                                    44,118          45,113
Advance payments by borrowers for property taxes
 and insurance                                                         364             151
Other liabilities                                                      843           1,303
Securities sold under agreements to repurchase                       8,300           5,900
Other Borrowings                                                     2,500           1,500
                                                              ------------    ------------
Total liabilities                                                   56,125          53,967
                                                              ------------    ------------

SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value per share;
 authorized 1,000,000 shares, issued: none                              --              --
Common stock, $.01 par value per share;
 authorized 9,000,000 shares, issued: 2,384,040 shares                  24              24
Additional paid in capital                                           4,553           4,553
Retained earnings                                                   11,619          11,470
Treasury Stock, 107,281 shares                                        (543)             --
Accumulated other comprehensive income                                 311             390
Unallocated  shares of Employee  Stock  Ownership Plan
 81,204 shares at 12/31/99 and 81,534 shares at 9/30/99               (406)           (408)
                                                              ------------    ------------
Total shareholders' equity                                          15,558          16,029
                                                              ------------    ------------
Total liabilities and shareholders' equity                    $     71,683    $     69,996
                                                              ============    ============

See accompanying notes to the consolidated financial statements.

                     GOUVERNEUR BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                (In thousands, except per share data) (Unaudited)


                                                    THREE MONTHS ENDED
                                                       DECEMBER 31,
                                             -----------------------------------
                                                  1999                 1998
                                             --------------       --------------
INTEREST INCOME
Loans                                        $        1,030       $          833
Securities                                              271                  280
Other short-term investments                             21                   29
                                             --------------       --------------
Total interest income                                 1,322                1,142

INTEREST EXPENSE
Deposits                                                455                  514
Borrowings                                              127                   --
                                             --------------       --------------
Total interest expense                                  582                  514
                                             --------------       --------------

Net interest income                                     740                  628
Provision for loan losses                                39                   33
                                             --------------       --------------
Net interest income after
 provision for loan losses                              701                  595

NON-INTEREST INCOME
Service charges                                          22                   16
Other                                                    42                   26
                                             --------------       --------------
Total non-interest income                                64                   42

NON-INTEREST EXPENSES
Salaries and employee benefits                          233                  200
Directors fees                                           20                   19
Building, occupancy and equipment                        58                   47
Data processing                                          27                   23
Postage and supplies                                     31                   18
Professional fees                                        50                   20
Deposit insurance premium                                 7                    6
Real estate owned                                         7                   22
Other                                                    87                   69
                                             --------------       --------------
Total non-interest expenses                             520                  424

Income before income tax expense                        245                  213

Income tax expense                                       96                   85
                                             --------------       --------------
                                             $          149       $          128
                                             ==============       ==============

BASIC EARNINGS PER SHARE (NOTE 3)                      0.07                  N/A

Weighted average shares outstanding               2,290,451                  N/A


See accompanying notes to the consolidated financial statements.




                                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                      AND COMPREHENSIVE INCOME
                                                     (In thousands) (Unaudited)

                                                                                  ACCUMULATED
                                                     ADDITIONAL                      OTHER
                                         COMMON       PAID IN      RETAINED      COMPREHENSIVE     TREASURY   UNALLOCATED
                                          STOCK       CAPITAL      EARNINGS          INCOME         STOCK        ESOP        TOTAL
                                      ------------ ------------- ------------ ------------------- ---------- ------------- ---------
Balance at
September 30, 1999                    $        24  $       4,553 $     11,470 $               390 $       -- $       (408) $ 16,029


ESOP shares released or committed
to be released (330 shares)                                                                                             2         2

Treasury shares purchased  in stock
buy back (107,231 shares)                                                                               (543)                  (543)

Comprehensive income:
Change in net unrealized gain
(loss) on securities available for
sale, net of tax                                                                              (79)                              (79)

Net income                                                                149                                                   149
                                                                                                                            -------
Total comprehensive income                                                                                                       70
                                      ------------ ------------- ------------ ------------------- ---------- ------------  --------

Balance at December 31, 1999          $        24  $       4,553 $     11,619 $               311 $     (543)$       (406) $ 15,558
                                      ===========  ============= ============ =================== ========== ============  ========


                     GOUVERNEUR BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASHFLOWS
                           (In thousands) (Unaudited)

                                                                     THREE MONTHS ENDED
                                                                        DECEMBER 31,
                                                             --------------------------------
                                                                 1999               1998
                                                             --------------    --------------
OPERATING ACTIVITIES
Net Income                                                   $          149    $          128
Adjustments to reconcile net income to net cash
  used by operating activities:
Depreciation and amortization                                            17                17
Increase in accrued interest receivable                                  39                16
Provision for loan losses                                                39                33
Net amortization (accretion) of premiums/discounts                       14                 1
Allocation of ESOP shares                                                 2                --
Decrease in other liabilities                                          (428)             (495)
Increase in other assets                                                (27)              (85)
                                                             --------------    --------------

Net cash used by operating activities                                  (195)             (385)
                                                             --------------    --------------

INVESTING ACTIVITIES
Net increase in loans                                                (2,940)           (1,921)
Proceeds from maturities and principal reductions AFS                   389             1,000
Purchases of securities AFS                                            (172)           (1,510)
Purchases of securities HTM                                              --              (695)
Proceeds from maturities and principal reductions HTM                   381               806
Additions of premises and equipment                                      (3)              (10)
Purchase of FHLB stock                                                 (155)               --
                                                             --------------    --------------

Net cash used by investing activities                                (2,500)           (2,330)

FINANCING ACTIVITIES
Net increase (decrease) in deposits                                    (995)              724
Net increase in advance payments by borrowers
  for property taxes and insurance                                      213               209
Net proceeds from short-term borrowing                                3,400                --
Purchase of Treasury Stock shares                                      (543)               --
                                                             --------------    --------------

Net cash provided by financing activities                             2,075               933
                                                             --------------    --------------





                                                          THREE MONTHS ENDED
                                                              DECEMBER 31,
                                                    --------------------------------
                                                        1999                1998
                                                    --------------    --------------
Net decrease in cash and cash equivalents                     (620)           (1,782)
Cash and cash equivalents at beginning of period             3,490             4,434
                                                    --------------    --------------

Cash and cash equivalents at end of period          $        2,870    $        2,652
                                                    ==============    ==============

Supplemental disclosure of cash flow information:

Non-cash investing activities:
     Additions to real estate owned                             35                52
Cash paid during the period for:
     Interest                                                  531               514
     Income taxes                                               81               304



See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       BUSINESS

         Gouverneur Bancorp, Inc. (the Company) operates as a savings and loan holding company. Its only subsidiary is Gouverneur Savings and Loan Association (the Bank). The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, the Bank. All material inter-company accounts and transactions have been eliminated in this consolidation.

2.       BASIS OF PRESENTATION

         The consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, of a normal recurring nature and necessary to present fairly the Company's financial condition and results of operations. The financial condition is presented as of December 31, 1999 and September 30, 1999, and the results of operations are for the three month periods ended December 31, 1999 and 1998. The statement of shareholders' equity and comprehensive income is for the three months ended December 31, 1999 and the statements of cash flows are for the three months ended December 31, 1999 and 1998.

3.       EARNINGS PER SHARE

         Basic earnings per share is calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period. Prior to the mutual holding company reorganization of the Bank, which occurred on March 23, 1999, earnings per share is not applicable as neither the Company nor the Bank had shares outstanding. Unallocated shares held by the Company's ESOP are not included in the weighted average number of shares outstanding.

4.       IMPACT OF NEW ACCOUNTING STANDARDS

         On October 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 130, REPORTING COMPREHENSIVE INCOME. This statement establishes standards for reporting and display of comprehensive income and its components. At the Company, comprehensive income represents net income plus other comprehensive income, which consists of the net change in unrealized gains and losses on securities available for sale for the period. Accumulated other comprehensive income represents the net unrealized gains or losses on securities available for sale as of the balance sheet dates, net of related tax effect. Prior year consolidated financial statements have been reclassified to conform to the requirements of SFAS 130.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         We were formally chartered by the Office of Thrift Supervision (the "OTS") on March 23, 1999. On that date, the Bank completed a mutual holding company reorganization so that it became our wholly owned subsidiary. We then sold 45% of our common stock (1,072,818 shares) to the public for $5.00 per share and issued 55% of our common stock (1,311,222 shares) to Cambray Mutual Holding Company ("Cambray MHC") without any cash payment. Cambray MHC is a mutual holding company also chartered by the OTS. As part of the reorganization, the Bank contributed $100,000 to Cambray MHC as its initial capital. We received $4.6 million of net proceeds from the sale of the stock. We used one-half of the net proceeds to acquire all the Bank's common stock. We subsequently applied for permission to repurchase up to 107,281 shares of our common stock, representing 10% of the public shares outstanding. We received approval from the OTS on November 10, 1999 and completed the purchase on December 22, 1999, at a price of $5.00 per share plus commission.

         The Bank has been and continues to be a community oriented financial institution offering a variety of financial services. The Bank attracts deposits from the general public and uses those deposits together with other funds, to make loans and other investments. Most of the loans are one to four family residential mortgages. The Bank also makes consumer (including home equity lines of credit), commercial, and multi-family real estate and other loans. Most of the loans are in the Bank's primary market area, which is southern St. Lawrence and northern Jefferson and Lewis counties in New York State. The Bank's deposit accounts are insured by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC"), and the Bank is subject to regulation by the FDIC and the OTS.

         Our profitability depends, to a large extent, on our net interest income, which is the difference between the interest we receive on our interest earning assets, such as loans and investments, and the interest we pay on interest bearing liabilities. Other categories of expenses generally include the provision for loan losses, salaries and employee benefits costs, net expenses on real estate owned and various categories of operational expenses. External factors, such as general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities, can have a substantial effect on profitability.


ANALYSIS OF NET INTEREST INCOME

         Net interest income, the Bank's primary income source, depends upon (i) the amount of interest-earning assets that the Bank can maintain based upon its funding sources; (ii) the relative amounts of interest-earning assets versus interest-bearing liabilities; and (iii) the difference between the yields earned on those assets and the rates paid on those liabilities. Non-performing loans adversely affect net interest income because they must still be funded by interest-bearing liabilities, but they do not provide interest income. Furthermore, when the Bank designates an asset as non-performing, all interest which has been accrued but not actually received is deducted from current period income, further reducing net interest income.

AVERAGE BALANCES, INTEREST RATES AND YIELDS

         The following table presents, for the periods indicated, the average interest-earning assets and average interest-bearing liabilities by principal categories, the interest income or expense for each category, and the resultant average yields earned or rates paid. No tax equivalent adjustments were made. All average balances are daily average balances. Non-interest-bearing checking accounts are included in the tables as a component of non-interest-bearing liabilities.


                                                                  FOR THE THREE MONTHS ENDED DECEMBER 31,
                                                              -----------------------------------------------
                                                               1999                                     1998
                                              ---------------------------------------------------------------------------------
                                                                              Average                                  Average
                                                  Average                     Yield/      Average                       Yield/
                                                  Balance    Interest        Cost (6)     Balance     Interest        Cost (6)
                                                  -------    --------        --------     -------     --------        --------
Loans (1)                                     $    47,565    $  1,030           8.59%    $ 36,119     $    833           9.15%
Securities (2)                                     18,521         271           5.81%      18,437          280           6.03%
Other short-term investments                        1,628          21           5.12%       2,380           29           4.83%
                                              -----------------------     ------------------------------------           ----
  Total interest-earning assets                    67,714       1,322           7.75%      56,936        1,142           7.96%
Non-interest-earning assets                         3,000                                   3,250
                                              -----------                                --------
  Total assets                                $    70,714                                $ 60,186
                                              ===========                                ========


Savings and club accounts (3)                 $    15,567    $    137           3.49%    $ 17,472     $    154           3.50%
Time certificates                                  22,447         288           5.09%      23,681          333           5.58%
Money market and NOW accounts                       6,193          30           1.92%       5,764           27           1.86%
Borrowings                                          8,924         127           5.65%          --           --           0.00%
                                              -----------------------     ------------------------------------           ----
  Total interest-bearing liabilities               53,131         582           4.35%      46,917          514           4.35%

Non-interest-bearing liabilities                    1,511                                   1,716
                                              -----------                                --------
  Total liabilities                                54,642                                  48,633
Equity                                             16,072                                  11,553
                                              -----------                                --------
  Total liabilities and equity                $    70,714                                $ 60,186
                                              ===========                                ========
Net interest income/spread (4)                               $    740           3.40%                 $    628           3.61%
                                                             ========     ==========                  ========           ====

Net earning assets/net interest margin (5)    $    14,583                       4.34%    $ 10,019                        4.38%
                                              ===========                 ==========     ========                        ====

Ratio of average interest-earning assets
  to average interest-bearing liabilities                        1.27x                                    1.21x
                                                             ========                                 ========

                                                 NOTES APPEAR ON FOLLOWING PAGE.

(1) Shown net of the allowance for loan losses. Average loan balances include non-accrual loans. Interest is recognized on non-accrual loans only as and when received.
(2) Securities are included at amortized cost, with net unrealized gains or losses on securities available for sale included as a component of non-earning assets. Securities include Federal Home Loan Bank of New York stock.
(3) Includes advance payments by borrowers for taxes and insurance (mortgage escrow deposits).
(4) The spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities.
(5) The net interest margin, also known as the net yield on average interest-earning assets, represents net interest income as a percentage of average interest-earning assets.
(6) Yields and related ratios for the three-month period have been annualized when appropriate.


RATE/VOLUME ANALYSIS OF NET INTEREST INCOME

         One method of analyzing net interest income is to consider how changes in average balances and average rates from one period to the next affect net interest income. The following table shows changes in the dollar amount of interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. It shows the amount of the change in interest income or expense caused by either changes in outstanding balances (volume) or changes in interest rates. The effect of a change in volume is measured by applying the average rate during the first period to the volume change between the two periods. The effect of changes in rate is measured by applying the change in rate between the two periods to the average volume during the first period. Changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and change due to rate.

                                                     Three Months Ended
                                                        December 31,
                                                        1999 vs. 1998
                                              --------------------------------
                                                  Increase (Decrease) Due to:
(In Thousands)                                  Volume      Rate        Total
                                              --------     ------      -------
INTEREST-EARNING ASSETS:
Loans                                         $   251      $ (54)      $  197
Securities                                          1        (10)          (9)
Other short-term investments                      (10)         2           (8)
                                              -------      -----       ------
Total interest-earning assets                     (62)       242          180
                                              =======      =====       ======

INTEREST-BEARING LIABILITIES:
Savings and club accounts                         (17)        --          (17)
Time certificates                                 (17)       (28)         (45)
NOW and money market accounts                       2          1            3
Borrowings                                        127          -          127
                                              -------      -----       ------
Total interest-bearing liabilities                 95        (27)          68
                                              =======      =====       ======

Net change in net interest income             $   147      $ (35)      $  112
                                              =======      =====       ======

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 1999 AND SEPTEMBER 30, 1999.

         During the three months from September 30, 1999 through December 31, 1999, we increased our loan portfolio by $2.9 million. This increase was mainly due to an increase of $1.3 million in automobile loans, $1.1 million in real estate loans and $0.3 million in commercial loans. Total assets increased $1.7 million from $70.0 million at September 30, 1999 to $71.7 million at December 31, 1999. Scheduled principal and interest payments from our mortgage-backed securities and new borrowings of $3.4 million from the Federal Home Loan Bank were used to fund the additional loans. Our borrowings stood at $10.8 million on December 31, 1999. We experienced a decrease in deposits of approximately $1.0 million, or 2.2% during the quarter. We believe this decrease resulted from a combination of factors. Some of the decrease can be attributed to normal run-off during the holiday season. Additionally, we have experienced increased competition for deposits as other financial institutions have offered special rates on certificates of deposit. High yields on equity investments in the stock markets has also made it more difficult for us to maintain our deposit levels. Year 2000 concerns may have contributed to this decrease in deposits, but we do not believe that this was a major factor. We will offer special CD programs in future months to help bolster our deposits.

         During the three months from September 30, 1999 through December 31, 1999, we continued to experience strong demand for our loan products and were able to increase our loan portfolio and place available funds into loans, which are higher yielding assets than securities. The increase of $2.9 million represents a 6.2% increase in loans, while total assets increased by $1.7 million, or 2.4%.

         Our shareholders' equity declined $471,000 during the quarter. The decline was primarily caused buy our stock buyback program, which reduced shareholders' equity by $543,000. We also had a $79,000 decline in other comprehensive income because of a decline in the market value of our securities portfolio due to rising interest rates. On the positive side, shareholders' equity increased by our net income of $149,000 during the quarter. We are considering requesting OTS permission for additional stock buybacks, which could have the effect of reducing shareholders' equity but increasing book value per share if our stock price remains at current levels, which is below per share book value.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998.

         GENERAL. Our net income for the three months ended December 31, l999 was $149,000, an increase of $21,000, or 16.4%, over our net income for the same period last year. The primary reason for the increase in net income was an increase in net interest income caused by the increase in our loan portfolio over the past year. Net interest income increased by $112,000. However, increases in deferred fees expense associated with the increase in loans, and increases in non-interest expenses, primarily professional fees, salaries and employee benefits expense and income taxes, offset a portion of the increase in net interest income.

         INTEREST INCOME. Interest income increased $180,000, or 15.8%, from the three months ended December 31, 1998 to the three months ended December 31, 1999. We generated the increase almost entirely as a result of increasing our average level of interest-earning assets over the past twelve months from $56.9 million for the 1998 quarter to $67.7 million for the 1999 quarter. The increase was composed of an $11.4 million increase in the average balance of loans, an increase in the average balance in investment securities of $0.1 million and a decrease of $0.7 million in other short-term investments. We accomplished this increase in loans through the active solicitation of new loans and the hiring of additional loan origination staff.

         The average interest rate we earned on our interest-earning assets was 21 basis points (0.21%.) lower in this year's quarter than last year, with the average rate earned on loans decreasing by 56 basis points and the average rate earned on securities decreasing by 22 basis points. The average rate we earned on loans decreased for a couple of reasons. First, in response to our competition, we offered mortgage loans in which the borrower did not pay closing costs. These costs are amortized over the life of the mortgage, although the mortgagee is responsible for the costs if the mortgage is paid off during the initial five years. The amortization of these costs is reflected as a reduction of loan interest income. Second, we are originating more variable rate residential mortgages, which have a lower starting rate than fixed rate mortgages. Finally, we have been originating more auto loans on new automobiles, which have lower interest rates than loans on used autos.

         Loans are our highest yielding asset category. The decline in loan yields by 56 basis points had a substantial negative effect on our interest income. However, we reduced this effect by increasing loans as a percentage of total interest-earning assets.

         The decrease in the average rates earned on securities was caused in part by the addition of adjustable-rate mortgaged-backed securities to the portfolio over the past year, which have a lower yield than fixed rate securities. The one-year adjustable-rate mortgage-backed securities help reduce the interest rate sensitivity effects of our long-term fixed-rate mortgage portfolio.

         Overall, we estimate that the increase in the average volume of interest-earning assets caused a $242,000 increase in interest income, while the decrease in average interest rates resulted in a $62,000 decrease in interest income for a net increase of $180,000 in interest income.

         INTEREST EXPENSE. Interest expense increased $68,000 in the first quarter of 1999 versus 1998. We estimate that additional interest cost of $95,000, resulted from an increase in the average volume of interest-bearing liabilities while a $27,000 reduction in interest expense was caused by a decrease in average rate we paid on certificates of deposit (CD's). The increase in the volume of interest-bearing liabilities was a result of our borrowings to provide funds so we could grow our assets. The average balance of interest-bearing deposits was $2.7 million less in the 1999 quarter compared to 1998. This was caused in part by the decline in deposits and in part by the fact that deposits during the 1998 quarter were higher because they included stock subscriptions held pending completion of the Bank's reorganization.

         Our average cost of funds was 4.35% for both quarters. Borrowings are usually the highest cost of funds, so the increase in borrowings increased our cost of funds. However, we decreased the average rate we paid on certificates of deposit due to market interest rates. These two factors approximately offset each other. In upcoming months, as we offer special certificate of deposit programs to maintain deposit levels, our cost of funds may increase due to higher rates we must offer in those programs.

         NET INTEREST INCOME. The net effect of the increases in interest income and interest expense was a $112,000 increase in net interest income. Despite this increase, our interest rate spread (the difference between the average rate we earn and the average rate we pay) decreased by 21 basis points (0.21%). However, our net interest margin only decreased by 4 basis points to 4.34% in 1999, from 4.38% for the first quarter of 1998. Even though our spread decreased by 21 basis points, we held the reduction in our net interest margin to 4 basis points because we used an additional $4.5 million in average equity to grow our interest-earning assets by $10.7 million, while our interest-bearing liabilities only increased by $6.2 million.

         The average yield on our loans and securities portfolio decreased as discussed above. Although the decline in the rate earned on our interest-earning assets declined by 21 basis points, the average cost of funds remained the same at 4.35%. We continue to offer attractive rates on our deposit products to maintain market share. Our deposit rates are generally higher than the rates offered by the two other local commercial banks, except when they offer special CD promotions, and comparable to or at the high end of rates offered by thrift institutions throughout the region.

         Average capital represented 23.7% of average interest-earning assets for the quarter ended December 31, 1999, while it represented 20.3% of average interest-earning assets for the same quarter in 1998. Our ratio of average interest-earning assets to average interest-bearing liabilities increased from
1.21 times in 1998 to 1.27 times in 1999.

         PROVISION FOR LOAN LOSSES. The provision for loan losses results from our analysis of the adequacy of the allowance for loan losses. If we believe that the allowance should be higher, then we increase it, with a provision for loan losses which is an expense on our income statement. Our analysis of the adequacy of the allowance is always speculative, based upon the inherent risk of loss in the current loan portfolio and our assessment of how future circumstances will affect the ultimate realization of those losses. This analysis considers, among other things, default rates and the level of losses when our customers do not repay their loans. Estimates of future events, such as future interest rates, the health of the local and national economy and the effects of government policies, are also components of our analysis. If our predictions are inaccurate, then increases in the allowance may be necessary in future periods even if the level of our loan portfolio remains the same. Furthermore, the Office of Thrift Supervision may disagree with our judgments regarding the potential risks in our loan portfolio and could require us to increase the allowance m the future.

         For the three months ended December 31, 1999, we provided $39,000 for loan losses, compared to $33,000 in the same quarter last year. We increased the provision because of the increase in the size of our loan portfolio. Our level of non-accruing loans (generally loans past due 90 days or more) was $138,000 at December 31, 1999 compared to $221,000 at September 30, 1999. At December 31, 1999, our allowance was $660,000, or 1.33% of total loans, compared to $620,000 or 1.33% of total loans at September 30, 1999. The $40,000 increase includes the $39,000 provision and net recoveries of $1,000.

         NON-INTEREST INCOME. Our non-interest income was $20,000 higher in the 1999 quarter versus the 1998 quarter. The increase was principally the result of the increased size of our institution, which generated more transaction fees. We have continued with our more rigorous policies regarding the collection and non-waiver of account-related charges.

         NON-INTEREST EXPENSES. Our non-interest expenses increased by $96,000 from the 1998 to the 1999 quarter. This increase was primarily due to additional costs of $33,000 for salaries and benefits and a $30,000 increase in professional fees for costs associated with the additional reporting requirements of a public company. The balance of the increase was due to the growth in the size of the Bank and includes expenses associated with the loan production office opened in July 1999. At the end of the 1999, we had twenty-two full-time and one part-time employees, compared to eighteen full time and one part-time employees at the end of December 1998. We have begun to reap the benefits of the increase in staff as shown by the increase in loans and net income. We believe that our current staff level can support additional growth. We also believe that the reorganization caused temporary increases in professional fees expense which can be reduced by having our staff handle more of the reporting requirements. This process has already started.

         INCOME TAX EXPENSE. Our income tax expense increased by $11,000, or 11.9% comparing the first quarter of 1998 to the same quarter of 1999. The increased expense was the result of higher net income before income tax of $32,000, or 15.0%.

LIQUIDITY AND CAPITAL RESOURCES

         Our primary sources of funds are deposits, borrowings from the Federal Home Loan Bank, and proceeds from the principal and interest payments on loans and securities. Scheduled maturities and principal payments on loans and securities are predictable sources of funds. We can also control the funds available from borrowings. However, general economic conditions and interest rate conditions can cause increases or decreases in deposit outflows and loan prepayments which can also affect the level of funds we have available for investment.

         In general, we manage our liquidity by maintaining a sufficient level of short-term investments so funds are regularly available for investment in loans when needed. During the three months ended December 31, 1999, we reduced our cash and cash equivalents by $620,000. We used this reduction, along with new borrowings, to funds additional loans. We originated $5.3 million of new loans during the three months ended December 31, 1999. However, loans, net, after payments, charge-offs and transfers to real estate owned, increased by $2.9 million during the period.

         Deposits decreased by $1.0 million during the three months ended December 31, 1999. As we discussed above, we believe the decrease was primarily caused by run-off during the holiday season and competitive pressures from both local banks and the stock markets. In addition to factors within our control, such as our deposit pricing strategies and our marketing efforts, deposit flows are affected by the level of general market interest rates, the availability of alternate investment opportunities, general economic conditions, and other factors outside our control.

         We monitor our liquidity regularly. Excess liquidity is invested in overnight federal funds sold and other short-term investments. If we need additional funds, we can borrow those funds, although the cost of borrowing money is normally higher than the average cost of deposits. As a member of the Federal Home Loan Bank of New York, the Bank can arrange to borrow in excess of $18 million, but to do so it must provide appropriate collateral and satisfy other requirements for Federal Home Loan Bank borrowings. We have used borrowed funds to help us leverage capital we received from our stock sale, but have not needed borrowings to cover liquidity shortfalls. In addition to borrowings, we believe that, if we need to do so, we can attract additional deposits by increasing the rates we offer.

         We had $907,000 in outstanding commitments to make loans at December 31, 1999, along with $490,000 of unused home equity, commercial and overdraft lines of credit. We anticipate that we will have enough funds to meet our current loan commitments and to fund draws on the lines of credit through the normal turnover of our loan and securities portfolios. At December 31, 1999, we had $16.6 million of certificates of deposit scheduled to mature in one year. We anticipate that we can retain substantially all of those deposits if we need to do so to fund loans and other investments as part of our efforts to grow and leverage our new capital.

         The OTS has minimum capital ratio requirements which apply to the Bank, but there are no comparable minimum capital requirements that apply to us as a savings and loan holding company. At December 31, 1999, the Bank exceeded all regulatory capital requirements of the OTS applicable to it, with Tier I capital of $13.9 million, or 19.5% of average assets and with risk-based capital of $14.8 million, or 39.5% of risk-weighted assets. The Bank also had tangible capital of $13.9 million, or 19.5% of average tangible assets. The Bank was classified as "well capitalized" at December 31, 1999 under OTS regulations.

         OTS regulations require that the Bank maintain liquid assets equal to 4% of withdrawable accounts. This ratio is measured on a monthly basis. The Bank had a liquidity ratio of 18.5% for December 31, 1999.

YEAR 2000 COMPLIANCE

         We did not encounter any material computer-related problems in the transition into Year 2000.

FORWARD-LOOKING STATEMENTS

         When we use words or phrases like "will probably result," "we expect," "will continue," "we anticipate," "estimate," "project," "should cause" or similar expressions in this 10-Q or in any press releases, public announcements, filings with the Securities and Exchange Commission or other disclosures, we are making "forward-looking statements" as described in the Private Securities Litigation Reform Act of 1995. In addition, certain information we will provide in the future on a regular basis, such as analysis of the adequacy of our allowance for loan losses or an analysis of interest rate sensitivity of our assets and liabilities, is always based on predictions of the future. From time to time, we may also publish other forward-looking statements anticipated financial performance, business prospects, and similar matters.

         The private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. We want you to know that a variety of future events could cause our actual results and experience to differ materially from what was anticipated in our forward-looking statements. Some of the risks and uncertainties that that may affect our operations, performance, development and results, the interest rate sensitivity of our assets and liabilities, and the adequacy of our allowance for loan losses, include:

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         See discussion in our Annual Report on Form 10-K for the year ended September 30, 1999. We do not believe that our exposure to interest rate fluctuations has changed in a material way since September 30, 1999. We continue to believe that an increase in market interest rates would have an adverse effect on net income because the rates we pay on deposits and borrowings would tend to adjust more quickly to market interest rates than the rates we earn on loans and other investments.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At a special meeting of stockholders held on October 27, 1999, the stockholders of Gouverneur Bancorp, Inc. approved two stock-based compensation plans, a the Stock Option Plan and the Management Recognition Plan. The vote on the two proposals was as follows:


                                                                   Management
                                           Stock Option Plan    Recognition Plan
                                           -----------------    ----------------
In favor (Public shares)                          545,734             543,469
In favor(Cambray Mutual Holding Company)        1,311,222           1,311,222
In favor (Total)                                1,856,956           1,854,691
Against                                           222,283             222,423
Abstain                                             2,965               5,090
Broker Non-vote                                      None                None

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         In the ordinary course of business, the Company and the Bank are subject to legal actions, which involve claims for monetary relief. Management, based on the advise of counsel, does not believe that any currently known legal actions, individually or in the aggregate, will have a material effect on its consolidated financial condition or result of operation.

Item 2.  Changes in Securities and Use of Proceeds

      None during the quarter ended December 31, 1999.

      Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits

               (3.1) Federal Stock Charter of Gouverneur Bancorp, Inc. as formally issued by the Office of Thrift Supervision on March 23, 1999 (incorporated by reference to Exhibit 3.2 to the pre-effective amendment no. 1 to Gouverneur Bancorp, Inc.'s registration statement on Form S-1 filed on August 5, 1998 (File No. 333-57845)).

               (3.2) Bylaws of Gouverneur Bancorp, Inc. (incorporated by reference to Exhibit 3.2 to the pre-effective amendment no. 1 to Gouverneur Bancorp, Inc.'s registration statement on Form S-1 filed in August 5, 1998 (File No, 333-57845)).

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

                                            Gouverneur Bancorp, Inc.


         Date: February 3, 2000             By: /s/ RICHARD F. BENNETT
                                               ---------------------------------
                                                    Richard F. Bennett
                                                    President and Chief
                                                    Executive Officer
                                                   (principal executive officer
                                                    and officer duly authorized
                                                    to sign on behalf of the
                                                    registrant)

                                            By: /s/ ROBERT TWYMAN
                                               ---------------------------------
                                                    Robert Twyman
                                                    Chief Financial Officer

                                  EXHIBIT INDEX

      EXHIBIT
      NUMBER                        DESCRIPTION
      ------                        -----------

       3.1 Federal Stock Charter of Gouverneur Bancorp, Inc. as formally issued by the Office of Thrift Supervision on March 23, 1999 (incorporated by reference to Exhibit 3.1 to the pre-effective amendment no. 1 to Gouverneur Bancorp, Inc.`s registration statement on Form S-1 filed on August 5, 1998 (File No, 333-57845))

       3.2                          Bylaws   of   Gouverneur    Bancorp,    Inc.
                                    (incorporated by reference to Exhibit 3.2 to
                                    the   pre-effective   amendment   no,  1  to
                                    Gouverneur   Bancorp,   Inc.'s  registration
                                    statement on Form S-1 filed on August 5, 1998 (File No, 333-57845))

       27                           Data Schedule  (included  only in
                                    EDGAR filings)