Form 10-Q
period 2000-03-31
GOUVERNEUR BANCORP INC
filed 2000-05-10
CIK 1063942

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

AS OF MARCH 31, 2000 THERE WERE 2,276,759 SHARES OUTSTANDING.

                            GOUVERNEUR BANCORP, INC.
                                    FORM 10-Q
                                TABLE OF CONTENTS

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS - UNAUDITED

                  CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION AT MARCH 31, 2000 AND AT SEPTEMBER 30, 1999

                  CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2000 AND MARCH 31, 1999

                  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME FOR THE SIX MONTHS ENDED MARCH 31, 2000

                  CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED MARCH 31, 2000 AND 1999

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK


PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

                     GOUVERNEUR BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                           (In thousands) (Unaudited)

                                                                March 31,          September 30,
                                                                  2000                 1999
                                                              ------------         ------------
ASSETS
Cash and due from banks                                       $      1,392         $      1,564
Interest-bearing deposits with other financial institutions          1,723                1,926
Securities available-for-sale, at fair value                        11,935               12,971
Securities held-to-maturity (fair value of
 $5,152 at March 31, 2000 and $5,957 at September
30, 1999)                                                            5,244                6,019
Loans, net of deferred fees                                         51,523               46,791
Allowance for loan losses                                             (652)                (620)
                                                              ------------         ------------
Loans, net                                                          50,871               46,171
Premises and equipment, net                                            249                  278
Federal Home Loan Bank stock, at cost                                  590                  385
Accrued interest receivable                                            451                  469
Real estate owned                                                      256                  169
Other assets                                                            67                   44
                                                              ------------         ------------
Total assets                                                  $     72,778         $     69,996
                                                              ============         ============
LIABILITIES
Deposits:  Demand accounts                                    $        529         $        184
           Savings and club accounts                                14,889               15,423
           Time certificates                                        22,614               23,057
           NOW and money market accounts                             6,381                6,449
                                                              ------------         ------------
Total  interest-bearing deposits                                    44,413               45,113
Advance payments by borrowers for property taxes
 and insurance                                                         184                  151
Other liabilities                                                      785                1,303
Securities sold under agreements to repurchase                       8,300                5,900
Other Borrowings                                                     3,500                1,500
                                                              ------------         ------------
Total liabilities                                                   57,182               53,967
                                                              ------------         ------------
SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value per share;
 authorized 1,000,000 shares, issued: none                               -                    -
Common stock, $.01 par value per share;
 authorized 9,000,000 shares, issued: 2,384,040 shares                  24                   24
Additional paid in capital                                           4,552                4,553
Retained earnings                                                   11,706               11,470
Treasury Stock, 107,281 shares, at cost                               (543)                  --
Accumulated other comprehensive income                                 245                  390
Amortization of Management Recognition Plan stock award                 10                   --
Unallocated shares of Employee Stock Ownership Plan
 79,618 shares at 3/31/00 and 81,534 shares at 9/30/99               (398)                (408)
                                                              ------------         ------------
Total shareholders' equity                                          15,596               16,029
                                                              ------------         ------------
Total liabilities and shareholders' equity                    $     72,778         $     69,996
                                                              ============         ============


See accompanying notes to consolidated financial statements

                     GOUVERNEUR BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                (In thousands, except per share data) (Unaudited)

                                          Three Months Ended        Six Months Ended
                                               March 31,                March 31,
                                               ---------                ---------
                                         2000         1999         2000          1999
                                      ----------   ----------   ----------   ----------
INTEREST INCOME
Loans                                 $    1,098   $      871   $    2,128   $    1,699
Securities                                   267          272          538          551
Other short-term investments                  19           16           40           46
                                      ----------   ----------   ----------   ----------
Total interest income                      1,384        1,159        2,706        2,296

INTEREST EXPENSE
Deposits                                     452          489          907        1,003
Borrowings                                   165            4          292            4
                                      ----------   ----------   ----------   ----------
Total interest expense                       617          493        1,199        1,007
                                      ----------   ----------   ----------   ----------
Net interest income                          767          666        1,507        1,289
Provision for loan losses                      -           11           39           44
                                      ----------   ----------   ----------   ----------
Net interest income after
 provision for loan losses                   767          655        1,468        1,245

NON-INTEREST INCOME
Service charges                               24           14           46           31
Net gain on sale of securities                67            4           67            40
Other                                         26           37           68           79
                                      ----------   ----------   ----------   ----------
Total non-interest income                    117           55          181          114

NON-INTEREST EXPENSES
Salaries and employee benefits               256          191          489          391
Directors fees                                29           16           49           35
Building, occupancy and equipment             50           59          108          113
Data processing                               27           23           54           46
Postage and supplies                          22           23           53           41
Professional fees                             58           13          108           34
Deposit insurance premium                      3            7           10           14
Real estate owned                             32           16           39           47
Other                                         80           59          167          130
                                      ----------   ----------   ----------   ----------
Total non-interest expenses                  557          407        1,077          851

Income before income tax expense             327          303          572          508
Income tax expense                           126          114          222          192
                                      ----------   ----------   ----------   ----------
NET INCOME                            $      201   $      189   $      350   $      316
                                      ==========   ==========   ==========   ==========

BASIC EARNINGS PER SHARE (NOTE 3)     $     0.09          N/A   $     0.16          N/A

Weighted average shares outstanding    2,196,348          N/A    2,240,205          N/A


See accompanying notes to consolidated financial statements

                     GOUVERNEUR BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                         Six Months Ended March 31, 2000
                           (In thousands) (Unaudited)

                                                                           ACCUMULATED
                                                   ADDITIONAL                 OTHER               AMORTIZED
                                          COMMON    PAID IN     RETAINED  COMPREHENSIVE TREASURY     MRP    UNALLOCATED
                                           STOCK    CAPITAL     EARNINGS     INCOME      STOCK     EXPENSE      ESOP        TOTAL
                                          ------   ---------    ---------  ----------   -------  ----------  ---------    ---------
Balance at September 30, 1999              $  24    $  4,553    $  11,470      $  390          -          -    $  (408)    $ 16,029

ESOP shares released or committed to be
    released for allocation (1,916 shares)                (1)                                                       10            9
Amortized MRP shares (2,145 shares)                                                                      10                      10
Treasury shares purchased (107,231 shares)                                                  (543)
                                                                                                                               (543)
Cash dividend @ $.05 per share 3/23/00                               (114)                                                     (114)
Comprehensive income:
    Change in net unrealized gain
       (loss) on securities, net of tax                                          (145)                                         (145)
Net income                                                            350                                                       350


       Total comprehensive income                                                                                               205
                                           -----     --------   ---------      ------     ------    -------    -------     --------
Balance at March 31, 2000                  $  24     $  4,552   $  11,706      $  245     $ (543)   $    10    $  (398)    $ 15,596
                                           =====     ========   =========      ======     ======    =======    =======     ========


See accompanying notes to consolidated financial statements

                     GOUVERNEUR BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASHFLOWS
                           (In thousands) (Unaudited)

                                                                          Six Months Ended
                                                                              March 31,
                                                                              ---------
                                                                       2000            1999
                                                                   ------------    ------------
OPERATING ACTIVITIES
Net income                                                         $        350    $        316
Adjustments to reconcile net income to net
cash provided by/(used in) operating activities:
Depreciation and amortization                                                33              33
Decrease/(Increase) in accrued interest receivable                           18             (13)
Provision for loan losses                                                    39              44
Net gain on sales of securities                                             (67)             (4)
Net (gain)/loss on sale of real estate owned                                  1             (12)
Write down on real estate owned                                              32              --
Net amortization of premiums/discounts                                       28               3
Allocation of ESOP shares                                                     9              --
Amortization of MRP shares                                                   10              --
Increase/(Decrease) in other liabilities                                   (441)            176
Decrease/(Increase) in other assets                                         (23)            314
                                                                   ------------    ------------

Net cash provided by/(used in) operating activities                         (11)            857
                                                                   ------------    ------------

INVESTING ACTIVITIES
Net increase in loans                                                    (4,895)         (3,573)
Proceeds from sale of securities available-for-sale                          68             504
Proceeds from maturity and principal reduction of securities AFS            827           1,500
Purchase of securities AFS                                                  (40)         (4,358)
Purchase of securities HTM                                                   --            (695)
Proceeds from maturity and principal reduction of securities HTM            773           1,400
Proceeds from sale of real estate owned                                      36              45
Additions of premises and equipment                                          (4)            (14)
Purchase of FHLB stock                                                     (205)             (7)
                                                                   ------------    ------------

Net cash used by investing activities                                    (3,440)         (5,198)
                                                                   ------------    ------------

FINANCING ACTIVITIES
Net decrease in deposits                                                   (700)         (1,429)
Net increase in advance payments by borrowers
  for property taxes and insurance                                           33              84
Net proceeds from short-term borrowing                                    4,400              --
Net proceeds from issuance of common stock                                   --           4,579
Purchase of shares of common stock by ESOP                                   --            (429)
Purchase of Treasury Stock shares                                          (543)             --
Payment of cash dividend                                                   (114)
Initial capital contribution to Cambray MHC                                  --            (100)
                                                                   ------------    ------------

Net cash provided by financing activities                                 3,076           2,705
                                                                   ------------    ------------

Net decrease in cash and cash equivalents                                  (375)         (1,636)

                                                        Six Months Ended
                                                            March 31,
                                                            ---------
                                                       2000            1999
                                                   ------------    ------------
Net decrease in cash and cash equivalents                  (375)         (1,636)
Cash and cash equivalents at beginning of period          3,490           4,434
                                                   ------------    ------------

Cash and cash equivalents at end of period         $      3,115    $      2,798
                                                   ============    ============

Supplemental disclosure of cash flow information

Non-cash investing activities:
    Additions to real estate owned                          123              52
Cash paid during the period for:
    Interest                                              1,151           1,007
    Income taxes                                            197             404


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

2.       BASIS OF PRESENTATION

         The consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, of a normal recurring nature and necessary to present fairly the Company's financial condition and results of operations. The financial condition is presented as of March 31, 2000 and September 30, 1999, and the results of operations are for the three and six month periods ended March 31, 2000 and 1999. The statement of shareholders' equity and comprehensive income is for the six months ended March 31, 2000 and the statements of cash flows are for the six months ended March 31, 2000 and 1999.

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

         A summary of unrealized gains and reclassification adjustments, net of tax, of available-for-sale securities for the six-month periods ended March 31, 2000 and 1999 follows:

                                                          Six Months Ended
                                                              March 31,
                                                            (In thousands)

                                                       2000               1999
                                                       ----               ----
Unrealized holding (losses)/gains
arising during the period net of tax
(pre-tax amount of $(175) and $82)                  $  (105)            $   49

Reclassification adjustments for gains
realized in net income during the
period, net of tax (pre-tax amount of
$67 and $4)                                             (40)                (2)
                                                    -------             ------
Other comprehensive (loss)/income                   $  (145)            $   47
                                                    =======             ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         We were formally chartered by the Office of Thrift Supervision (the "OTS") on March 23, 1999. On that date, the Bank completed a mutual holding company reorganization so that it became our wholly owned subsidiary. We then sold 45% of our common stock (1,072,818 shares) to the public for $5.00 per share and issued 55% of our common stock (1,311,222 shares) to Cambray Mutual Holding Company ("Cambray MHC") without any cash payment. Cambray MHC is a mutual holding company also chartered by the OTS. As part of the reorganization, the Bank contributed $100,000 to Cambray MHC as its initial capital. We received $4.6 million of net proceeds from the sale of the stock. We used one-half of the net proceeds to acquire all the Bank's common stock. We received approval from the OTS on November 10, 1999 to repurchase up to 107,281 of our outstanding shares and completed the purchase on December 22, 1999, at a price of $5.00 per share. On March 22, 2000, we applied to the Office of Thrift Supervision for permission to repurchase up to 42,912 more shares. We anticipate that we will use those shares to fund our Management Recognition Plan (MRP), which was approved at the special shareholder meeting held on October 27, 1999.

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

                                                                   For the three months ended March 31,
                                                                   ------------------------------------
                                                               2000                                    1999
                                              ------------------------------------------------------------------------------
                                                                          Average                                   Average
                                               Average                     Yield/       Average                      Yield/
                            (In Thousands)     Balance      Interest      Cost (6)      Balance       Interest      Cost (6)
                                               -------      --------      --------      -------       --------      --------
Loans (1)                                     $ 49,822       $ 1,098        8.86%      $ 37,541          $ 871        9.41%
Securities (2)                                  17,713           267        6.06%        19,365            272        5.70%
Other short-term investments                     1,446            19        5.28%         1,483             16        4.38%
                                              ----------------------      ------------------------------------      ------
  Total interest -earning assets                68,981         1,384        8.07%        58,389          1,159        8.05%
Non-interest-earning assets                      2,695                                    2,296
                                              --------                                 --------
  Total assets                                $ 71,676                                 $ 60,685
                                              ========                                 ========


Savings and club accounts (3)                 $ 15,252         $ 132        3.48%      $ 17,531          $ 147        3.40%
Time certificates                               22,373           290        5.21%        23,696            314        5.37%
Money market and NOW accounts                    6,119            30        1.97%         5,786             28        1.96%
Borrowings                                      10,899           165        6.09%           322              4        5.04%
                                              ----------------------      ------------------------------------      ------
  Total interest-bearing liabilities            54,643           617        4.54%        47,336            493        4.22%
Non-interest-bearing liabilities                 1,452                                    1,519
                                              --------                                 --------
  Total liabilities                             56,095                                   48,855
Equity                                          15,581                                   11,830
                                              --------                                 --------
  Total liabilities and equity                $ 71,676                                 $ 60,685
                                              ========                                 ========
Net interest income/spread (4)                                 $ 767        3.53%                        $ 666        3.83%
                                                               =====     =======                         =====     =======
Net earning assets/net interest
margin (5)                                    $ 14,338                      4.47%      $ 11,053                       4.63%
                                              ========                   ======================                    =======
Ratio of average interest-earning assets
  to average interest-bearing liabilities                       1.26  x                                   1.23  x
                                                                ====                                      ====

                                                                                                     Notes appear on following page.

                                                                        For the six months ended March 31,
                                                                        ----------------------------------
                                                                   2000                                     1999
                                                  ---------------------------------------------------------------------------------
                                                                              Average                                    Average
                                                   Average                     Yield/        Average                      Yield/
                            (In thousands)         Balance       Interest       Cost         Balance       Interest        Cost

Loans  (1)                                        $    48,688    $   2,128         8.74%       $ 36,824       $ 1,699         9.25%
Securities  (2) (3)                                    18,119          538         5.94%         18,361           551         6.02%
Other short-term investments                            1,537           40         5.20%          1,943            46         4.75%
                                                  ------------------------                     ----------------------
     Total interest-earning assets                     68,344        2,706         7.92%         57,128         2,296         8.06%
                                                                 ---------                                    -------
Non-interest-earning assets                             2,848                                     2,905

     Total assets                                 $    71,192                                  $ 60,033
                                                  ===========                                  ========


Savings and club accounts  (4)                    $    15,420    $      69         3.49%       $ 17,482       $   299         3.43%
Time certificates                                      22,410          578         5.16%         23,722           647         5.47%
Money market and NOW accounts                           6,156           60         1.95%          5,777            57         1.98%
Borrowings                                              9,906          292         5.90%            159             4         5.05%
                                                  ------------------------                     ----------------------
     Total interest-bearing liabilities                53,892        1,199         4.45%         47,140         1,007         4.28%
Non-interest-bearing liabilities                        1,435                                     1,313
                                                  -----------                                  --------
     Total liabilities                                 55,327                                    48,453
                                                  -----------                                  --------
Equity                                                 15,865                                    11,580
     Total liabilities and equity                 $    71,192                                  $ 60,033
                                                  ===========                                  ========
Net interest income/spread                                       $   1,507         3.47%                      $ 1,289         3.78%
                                                                 ======================                       ====================
Net earning assets/net interest margin (5)        $    14,452                      4.41%       $  9,988                       4.53%
                                                  ===========                      ====================                       ====
Ratio of average interest-earning assets
     to average interest-bearing liabilities                          1.27   x                                   1.21 x
                                                                 =========                                     ========


(1) Shown net of the allowance for loan losses. Average loan balances include non-accrual loans. Interest is recognized on non-accrual loans only as and when received.
(2) Securities are included at amortized cost, with net unrealized gains or losses on securities available for sale included as a component of non-earning assets. Securities include Federal Home Loan Bank of New York stock.
(3) Includes advance payments by borrowers for taxes and insurance (mortgage escrow deposits).
(4) The spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities.
(5) The net interest margin, also known as the net yield on average interest-earning assets, represents net interest income as a percentage of average interest-earning assets.
(6) Yields and related ratios for the three-month and six-month periods have been annualized when appropriate.

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

                                                                 Six Months Ended                       Three Months Ended
                                                                     March 31,                               March 31,
                                                                     ---------                               ---------
                                                                  2000 vs. 1999                            2000 vs. 1999
                                                                  -------------                            -------------
                                                            Increase (Decrease) Due to:              Increase (Decrease) Due to:
                                                        Volume         Rate         Total         Volume         Rate         Total
                                                        ------         ----         -----         ------         ----         -----
                 (In thousands)
INTEREST-EARNING ASSETS:
Loans                                                   $ 527         $ (98)        $ 429         $ 280         $ (53)        $ 227
Securities                                                 (6)           (7)          (13)          (23)           18            (5)
Other short-term investments                              (10)            4            (6)            -             3             3
                                                        -----         -----         -----         -----         -----         -----
Total interest-earning assets                             511          (101)          410           257           (32)          225
                                                        ===========================================================================
INTEREST-BEARING LIABILITIES:
Savings and club accounts                                 (35)            5           (30)          (19)            4           (15)
Time certificates                                         (34)          (35)          (69)          (16)           (8)          (24)
NOW and money market accounts                               4            (1)            3             2             -             2
Borrowings                                                287             1           288           160             1           161
                                                        -----         -----         -----         -----         -----         -----
Total interest-bearing liabilities                        222           (30)          192           127            (3)          124
                                                        ===========================================================================
Net change in net interest income                       $ 289         $ (71)        $ 218         $ 130         $ (29)        $ 101
                                                        ===========================================================================


COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2000 AND SEPTEMBER 30, 1999.

         During the six months from September 30, 1999 through March 31, 2000, we increased our loan portfolio by $4.7 million. This increase was mainly due to an increase of $2.2 million in automobile loans, $1.7 million in real estate loans and $700 thousand in commercial loans. Total assets increased $2.8 million from $70.0 million at September 30, 1999 to $72.8 million at March 31, 2000. We used scheduled principal and interest payments from our mortgage-backed securities and new borrowings of $4.4 million from the Federal Home Loan Bank to fund the additional loans. Our borrowings stood at $11.8 million on March 31, 2000. We experienced a decrease in deposits of $700 thousand since the end of fiscal year 1999. During the quarter, we introduced two "special" higher rate certificates of deposit and raised the rates on all other certificates. While this has not increased our deposits, it does appear to have stabilized the shift from savings to stock market mutual funds. We anticipate that this strategy will incrementally raise our cost of deposits in future periods even if market interest rates remain constant.

         During the six months from September 30, 1999 through March 31, 2000, we continued to experience strong demand for our loan products and were able to increase our loan portfolio and place available funds into loans, which are higher yielding assets. The increase of $4.7 million represents a 10.2% increase in loans, while total assets increased by $2.8 million, or 4.0%.

         Total capital decreased by $433 thousand during the first six months of the fiscal year mainly due to the stock buy back of $543 thousand and paying out $114 thousand in our first cash dividend. Retained earnings was increased by net income of $350 thousand, while accumulated other comprehensive income declined by $145 thousand as a result of the decrease in value of available for sale securities caused by the rise in market interest rates. Our capital accounts include $543 thousand in treasury stock as a result of our 107,281 share stock buy back.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999.

         General. Our net income for the three months ended March 31, 2000 was $201,000, an increase of $12,000, or 6.3%, over our net income for the same period last year. The primary reason for the increase in net income was the increase in our loan portfolio over the past year. During the three-month period ending March 31, 2000, we encountered some additional expenses related to our first annual meeting as a public company, namely preparation, printing and postage for proxy material and annual reports. Other expenses also increased over the same period in 1999 reflecting the four additional staff people, including the new CFO, and additional board meetings to prepare for the annual meeting. Professional fees were also higher during this period as we had to rely on legal and accounting services in the preparation of the SEC filings and OTS applications. We are starting to realize a reduction in those expense categories as the CFO and other staff members assume more of that responsibility. During this period we elected to sell 8.3% of our Federal Home Loan Mortgage Corporation stock and realized a pre-tax gain of $67,000.

         Interest Income. Interest income increased $225,000, or 19.4%, from the three months ended March 31, 1999 to the three months ended March 31, 2000. We generated the increase almost entirely as a result of increasing our average level of interest-earning assets over the past twelve months by $10.6 million, from $58.4 million for the 1999 quarter to $69.0 million for the 2000, quarter. The increase was comprised of a $12.3 million increase in the average balance of loans and a decrease in the average balance in investment securities and other short-term investments of $1.7 million. We accomplished this increase in loans through the active solicitation of new loans with our increased loan origination staff.

         The average rate we earned on our interest-earning assets increased by 2 basis points (0.02%) in this March quarter compared to the same period in 1999. The average rate earned on loans decreased by 55 basis points in this same comparison caused by a general decline in market rates and some shift to adjustable mortgage loans from fixed rate loans. Adjustable mortgages generally have a lower starting rate than a long-term fixed rate mortgage. In addition to these factors the Bank, due to competition, has also been absorbing the closing costs on all new mortgage originations. Those expenses are spread over the life of the loan as a yield adjustment, so they decrease the net yield during the repayment period. The closing costs are recoverable if the mortgage is prepaid in the first five years. We have experienced substantial growth in the consumer loan area but much of that growth has been on loans for new automobiles, which tend to have lower interest rates than used car loans.

       The increase of 36 basis points in the average rates earned on securities was caused in part by the addition of adjustable-rate mortgaged-backed securities to the portfolio last year, which had a lower initial yield than fixed rate securities, but have helped increase our yield as rates have risen. The one-year adjustable-rate mortgage-backed securities help reduce the interest rate sensitivity effects of our long-term fixed-rate mortgage portfolio.

         Overall, we estimate that the increase in the average volume of interest-earning assets caused a $257,000 increase in interest income, while the increase in average interest rates resulted in a $32,000 decrease in interest income for a net increase of $225,000 in interest income. In spite of having an increase in the overall portfolio earnings from 8.05% to 8.07%, the customary rate/volume analysis shows a decrease interest income due to rate change of $32,000. This can be explained by the fact that the analysis does not account properly for the increase in the percentage of loans in the total portfolio. The shift in asset mix by increasing the volume of loans and decreasing the volume of securities has the effect of increasing average yields through changes in the levels of the two asset categories.

         Interest Expense. Interest expense increased $124 thousand in the second quarter of this fiscal year versus last fiscal year. We estimate that additional interest cost of $127 thousand resulted from an increase in the average volume of interest-bearing liabilities, while a $3 thousand reduction in interest expense was caused by a decrease in average rate we paid on certificates of deposit (CD's). The increase in the volume of interest-bearing liabilities was a result of our borrowings to provide funds needed to grow our assets. The average balance of interest-bearing deposits was $3.3 million less in the 2000 quarter compared to 1999. This decline in average deposits was caused primarily by the shift from savings accounts into the stock of the Company when we completed our reorganization on March 23, 1999.

         Our average cost of funds increased 32 basis points, from 4.22% at March 31, 1999 to 4.54% at March 31, 2000. Borrowings are usually the highest cost funds, so the increase in borrowings increased our cost of funds. Since the movement of interest rates has been upward, any refinanced borrowings were more costly. We extended some of our borrowings to one-year terms to provide some protection from rising rates in the short term. The decrease in the average rate we paid on certificates of deposit helped to offset the increase cost of borrowing in this period. We expect that this rate decrease will reverse itself in the near future, as we have increased rates on all CD's and added "special" rate CD's in order to be competitive in the marketplace.

         Net Interest Income. The net effect of the increases in interest income and interest expense was a $101,000 increase in net interest income. Despite this increase, our interest rate spread (the difference between the average rate we earn and the average rate we pay) decreased by 30 basis points (0.30%). However, our net interest margin only decreased by 16 basis points to 4.47% for the quarter ended March 31, 2000, from 4.63% for the same quarter of 1999. Even though our spread decreased by 30 basis points, we held the reduction in our net interest margin to 16 basis points because we used an additional $3.8 million in average equity to grow our interest-earning assets by $10.6 million, while our interest-bearing liabilities only increased by $7.3 million.

         The average yield on our loans and securities portfolio decreased as discussed above. Although the rate earned on our interest-earning assets increased by 2 basis points, the average cost of funds increased 32 basis points. We continue to offer attractive rates on our deposit products to maintain market share. Our deposit rates are generally higher than the rates offered by the two other local commercial banks and comparable to or at the high end of rates offered by thrift institutions throughout the region.

         Average capital represented 22.6% of average interest-earning assets for the quarter ended March 31, 2000, while it represented 20.3% of average interest-earning assets for the same quarter in 1999. Our ratio of average interest-earning assets to average interest-bearing liabilities increased from
1.23 times for the 1999 quarter to 1.26 times for the same period in 2000.

         Provision for Loan Losses. The provision for loan losses results from our analysis of the adequacy of the allowance for loan losses. If we believe that the allowance should be higher, then we increase it with a provision for loan losses as an expense on our income statement. Our analysis of the adequacy of the allowance is always speculative, based upon the inherent risk of loss in the current loan portfolio and our assessment of how future circumstances will affect the ultimate realization of those losses. This analysis considers, among other things, default rates and the level of losses when our customers do not repay their loans. Estimates of future events, such as future interest rates, the health of the local and national economy and the effects of government policies, are also components of our analysis. If our predictions are inaccurate, then increases in the allowance may be necessary in future periods even if the level of our loan portfolio remains the same. Furthermore, the Office of Thrift Supervision may disagree with our judgments regarding the potential risks in our loan portfolio and could require us to increase the allowance in the future.

         For the three months ended March 31, 2000, we recorded no provision for loan losses, compared to $11,000 in the same quarter last year. For the quarter, we had a net charge-off of $8,000 compared to a net recovery of $2,000 for the 1999 quarter. Our level of non-accruing loans (generally loans past due 90 days or more) was $256,000 at March 31, 2000 compared to $233,000 at March 31, 1999. At March 31, 2000, our allowance was $652,000, or 1.27% of total loans, compared to $533,000 or 1.36% of total loans at March 31, 1999.

         Non-interest Income. Our non-interest income was $62,000 higher in the 2000 quarter than in the 1999, quarter. The increase was the result of the gain on the sale of shares of Federal Home Loan Mortgage Corporation stock.

         Non-interest Expenses. Our non-interest expenses increased by $150,000 from the 1999 to the 2000, quarter. This increase was primarily due to additional costs of $65,000 for salaries and benefits and an $89,000 increase for costs associated with the additional reporting requirements of a public company. At the end of March 2000, we had twenty-two full-time and one part-time employees, compared to eighteen full time and one part-time employees at the end of March 1999. We are reaping the benefits of the increase in staff as shown by the increase in loans and net interest income. We believe that our current staff level can support additional growth. We also believe that the reorganization caused temporary increases in professional fees expense. We are seeing these expenses reduce as our staff handles more of the reporting requirements.

         Income tax expense. Our income tax expense increased by $12,000, or 10.5% comparing the quarter ending March 31,1999 to the same quarter of 2000. The increased expense was the result of higher net income before income tax of $24,000, or 7.9%.

COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED MARCH 31, 2000 AND 1999.

         General. Our net income for the six months ended March 31, 2000 was $350,000, an increase of $34,000, or 10.8%, over our net income for the same period last year. The primary reasons for the increase in net income were an increase in net interest income caused by the increase in our loan portfolio over the past year and an increase in non-interest income from the sale of an investment. Net interest income increased by $218,000. However, increases in non-interest expenses such as salaries and employee benefits, professional fees and taxes offset the increase in net interest income.

         Interest Income. Interest income increased by $410,000, or 17.9%, from the six months ended March 31, 1999 to the six months ended March 31, 2000. We generated the increase almost entirely as a result of increasing our average level of interest-earning assets. Average interest-earning assets increased $11.2 million, from $57.1 million for the first six months of 1999 to $68.3 million for the same period this year. The increase was composed of an $11.9 million increase in the average balance of loans and a decrease in the average balance in securities and other short-term investments of $700 thousand. We continue to actively solicit new loans.

         The average interest rate we earned on our loans and securities was 14 basis points (0.14%.) lower in the first six months this year than last year. The average rate earned on loans decreased by 51 basis points and the average rate earned on securities decreased by 8 basis points. The average rate we earned on loans decreased for the same reasons we discussed earlier in the Comparison of Results of Operations for the Three Months ended March 31, 2000 and 1999.

         Loans are our highest yielding asset category. The decline in loan yields by 51 basis points had a substantial negative effect on our interest income. However, we reduced this effect by increasing loans as a percentage of total interest-earning assets from 64.5% to 71.2%.

         The decrease in the average rates earned on securities was caused in part by the addition of adjustable-rate mortgaged-backed securities to the portfolio last year, which had a lower yield than fixed rate securities. These rates have improved due to the rise in interest rates and are helping to increase the yield on the securities portfolio. The one-year adjustable-rate mortgage-backed securities help reduce the interest rate sensitivity effects of our long-term fixed-rate mortgage portfolio.

         Overall, we estimate that the increase in the average volume of interest-earning assets caused a $511,000 increase in interest income, while the decrease in average interest rates resulted in a $101,000 decrease in interest income for a net increase of $410,000 in interest income.

         It is important to remember that we did not complete the Reorganization until March 23, 1999, so the increase in capital from the Reorganization was present for less than half of the six-month period ended March 31, 1999. A substantial part of the funds used to purchase stock were not received until late February or March of 1999. Since the funds were only available for investment for part of the six-month period, they had a limited affect on the average assets available for investment.

         Interest Expense. As in the case of interest income, interest expense also increased from the first half of 1999 to 2000 as a result of an increase in the average interest-bearing liabilities. The increase in volume was the result of our increased average borrowings from the Federal Home Loan Bank from $0.2 million last year to $9.9 million this year. $4.3 million of that amount is being used to fund an arbitrage investment in mortgage backed securities, while the balance has helped to fund our loan growth. We estimate that additional interest cost of $222,000, resulted from an increase in the average volume of interest-bearing liabilities, while a $30,000 reduction in interest expense was due principally to a decrease in average rate we paid on certificates of deposit (CD's) resulted in a $192,000 net increase in interest expense. The average balance of interest-bearing deposits was $3.0 million less in the first half of 2000 compared to 1999. The additional borrowings of $9.8 million this year from the Federal Home Loan Bank raised the level of interest-bearing liabilities by $6.8 million after netting the decrease in deposits.

         Our average cost of funds increased from 4.28% to 4.45% from the first half of 1999 to the first half of 2000. Borrowings are usually the highest cost funds, so the increase in borrowings increased our cost of funds. However, we decreased the average rate we paid on certificates of deposit from 5.47% to 5.16% due to market conditions. The lower CD rates partially offset the borrowing rates resulting in the increase of 17 basis points in the cost of interest-bearing funds. We expect that our interest expense will continue to rise in the near future as increased CD rates have an impact on our cost of funds.

         Net Interest Income. The net effect of the increases in interest income and interest expense was a $218,000 increase in net interest income. Despite this increase, our interest rate spread (the difference between the average rate we earn and the average rate we pay) decreased by 31 basis points (0.31%). However, our net interest margin only decreased by 12 basis points to 4.41% in the first half of fiscal 2000, from 4.53% for the first half of fiscal 1999. Even though our spread decreased by 31 basis points, we held the reduction in our net interest margin to 12 basis points because we used an additional $4.3 million in average equity to grow our interest-earning assets by $11.2 million, while our interest-bearing liabilities only increased by $6.8 million.

         The average yield on our loans and securities portfolio decreased as discussed above. The decline in the rate earned on our interest-earning assets of 14 basis points combined with the increase in the average cost of funds of 17 basis points to reduce our interest rate spread by 31 basis points. We continue to offer attractive rates on our deposit products to maintain market share. Our deposit rates are generally higher than the rates offered by the two other local commercial banks and are comparable to or at the high end of rates offered by thrift institutions throughout the region.

         Average capital represented 23.2% of average interest-earning assets for the six months ended March 31, 2000, while it represented 20.3% of average interest-earning assets for the same period in 1999. Our ratio of average interest-earning assets to average interest-bearing liabilities increased from
1.21 times in 1999 to 1.27 times in 2000.

         Provision for Loan Losses. For the six months ended March 31, 2000, we provided $39,000 for loan losses, compared to $44,000 in the same period last year. We increased the provision because of the increase in the size of our loan portfolio. Our level of non-accruing loans (generally loans past due 90 days or more) was $256,000 at March 31, 2000 compared to $221,000 at September 30, 1999. At March 31, 2000, our allowance was $652,000, or 1.27% of total loans, compared to $620,000 or 1.33% of total loans at September 30, 1999. The $32,000 increase for the year includes the $39,000 provision and net charge offs of $7,000.

         Non-interest Income. Our non-interest income was $63,000 higher this year for the first six months versus the 1999 period. The increase was the result of a gain on the sale of shares of Federal Home Loan Mortgage Corporation stock.

         Non-interest Expenses. Our non-interest expenses increased by $226,000 from the six months in 1999 to 2000. This increase was primarily due to additional costs of $98,000 for salaries and benefits, $74,000 increase in professional fees for costs mainly associated with the additional reporting requirements of a public company and an increase of $37,000 in other expenses which were mainly related to stock transactions, proxy statements and annual reports production and distribution. The balance of the increase was due to the growth in the size of the Company and includes expenses associated with the loan production office opened in July 1999. At the end of March, 2000, we had twenty-two full-time and one part-time employees, compared to eighteen full time and one part-time employees at the end of March 1999. We are benefiting from the increase in staff as shown by the increase in loans and net income. We believe that our current staff level can support additional growth. We also believe that the reorganization caused temporary increases in professional fees, which are being reduced by training our staff to handle more of the reporting requirements. This process continues to evolve.

         Income tax expense. Our income tax expense increased by $30,000, or 15.6% compared to the first half of last year. The increased expense was the result of higher net income before income tax of $64,000, or 12.6%.

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

         In general, we manage our liquidity by maintaining a sufficient level of short-term investments so funds are regularly available for investment in loans when needed. During the six months ended March 31, 2000, we reduced our cash and cash equivalents by $375,000. We used this reduction, along with new borrowings, to funds additional loans. We originated $9.6 million of new loans during the six months ended March 31, 2000. However, loans, net, after payments, charge-offs and transfers to real estate owned, increased by $4.7 million during the period.

         Deposits decreased by $700 thousand during the six months ended March 31, 2000. As we discussed above, we believe that the current rates we are offering are maintaining our deposit base. In addition to factors within our control, such as our deposit pricing strategies and our marketing efforts, deposit flows are affected by the level of general market interest rates, the availability of alternate investment opportunities, general economic conditions, and other factors outside our control.

         We monitor our liquidity regularly. Excess liquidity is invested in overnight federal funds sold and other short-term investments. If we need additional funds, we can borrow those funds, although the cost of borrowing money is normally higher than the average cost of deposits. As a member of the Federal Home Loan Bank of New York, the Bank can arrange to borrow in excess of $18 million, but to do so it must provide appropriate collateral and satisfy other requirements for Federal Home Loan Bank borrowings. We have used borrowed funds to help us leverage the capital we received from our stock sale, but have not needed borrowings to cover liquidity shortfalls. In addition to borrowings, we believe that, if we need to do so, we can attract additional deposits by increasing the rates we offer.

         We had $952,000 in outstanding commitments to make loans at March 31, 2000, along with $741,000 of unused home equity, commercial and overdraft lines of credit. We anticipate that we will have enough funds to meet our current loan commitments and to fund draws on the lines of credit through the normal turnover of our loan and securities portfolios. At March 31, 2000, we had $15.3 million of certificates of deposit scheduled to mature in one year. We anticipate that we can retain substantially all of those deposits if we need to do so to fund loans and other investments as part of our efforts to grow and leverage our capital.

         The OTS has minimum capital ratio requirements which apply to the Bank, but there are no comparable minimum capital requirements that apply to us as a savings and loan holding company. At March 31, 2000, the Bank exceeded all regulatory capital requirements of the OTS applicable to it, with Tier I capital of $14.2 million, or 19.5% of average assets and with risk-based capital of $18.2 million, or 38.5% of risk-weighted assets. The Bank also had tangible capital of $14.2 million, or 19.5% of average tangible assets. The Bank was classified as "well capitalized" at March 31, 2000 under OTS regulations.

         OTS regulations require that the Bank maintain liquid assets equal to 4% of withdrawable accounts. This ratio is measured on a monthly basis. The Bank had a liquidity ratio of 12.9% for March 2000.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Qualitative Analysis. We try to avoid taking undue interest rate risk while satisfying customer demand for loans. Substantially all of our residential mortgage loans have fixed interest rates and terms of up to 25 years. Adjustable rate residential mortgage loans are not in demand during periods of low interest rates and they represent only a very small part of our residential mortgage loan portfolio. Therefore, in a rising interest rate environment, we expect that the yields on our mortgage loan portfolio will increase slowly, as loans are repaid and the payments are reinvested, while our cost of funds will rise more rapidly. In order to reduce this risk, we have adopted a multi-part strategy. First, we are working to originate higher levels of automobile loans, home equity lines of credit, and commercial loans which tend to have shorter terms or adjustable rates. Second, we have concentrated our securities investments in short-term or adjustable-rate securities. U.S. Treasury and federal agency securities are purchased with terms to maturity that generally do not exceed two years. Most of our mortgage-backed securities have adjustable rates or relatively short terms with balloon payments. We also try to cushion our operations against interest rate fluctuations by preserving a loyal customer base through paying above market rates on savings and club account deposits during periods of low interest rates. We believe this may cause our customers to be less likely to shift their funds to high rate deposit products as interest rates rise.

         We have also considered the issue of interest rate risk in structuring our leveraging strategy. Our borrowings are all short term, generally having terms to maturity up to one year. We have reinvested the borrowed funds in one-year adjustable-rate mortgage-backed securities because they have satisfactory interest sensitivity characteristics. We might have been able to obtain higher yields with fixed-rate mortgage-backed securities, but we determined that interest rate risks resulting from using short term borrowings to fund such long term investments were inappropriate, at this time.

         Interest rate pricing and interest rate risk strategy objectives are implemented by an internal committee which meets weekly to review and assess deposit and loan pricing. The OTS prepares a quarterly interest-rate sensitivity report for the Bank based upon its asset and liability profile which seeks to estimate the effect of interest rate changes on the net value of the Bank's assets and liabilities. This report is reviewed with the Board of the Bank quarterly.

         Quantitative Analysis. The OTS report seeks to estimate how changes in interest rates will affect the Bank's "net portfolio value." Net portfolio value or "NPV," akin to net worth, represents the net present value of the Bank's cash flows from assets, liabilities and off balance sheet items. Each calendar quarter the OTS calculates the Bank's estimated NPV and the estimated effect on NPV of instantaneous and permanent 1% to 3% (100 to 300 basis points) increases and decreases in market interest rates. The calculations are based upon the OTS's assumptions regarding loan repayment rates, deposit turnover and other factors affecting the repricing of assets and liabilities. The OTS does not include in its analysis any assets held by Gouverneur Bancorp, Inc., which are not owned by the Bank.

         The following table presents the Bank's estimated NPV at December 31, 1999, and the estimated effect on NPV of the specified interest rate changes, as calculated by the OTS. At December 31, 1999, the portfolio value of the Bank's assets as estimated by the OTS was $73.2 million. The December 31, 1999 report is the most recent OTS report that the Bank has received.


     Hypothetical Change in         Estimated               Estimated Change in         Estimated Percentage
         Interest Rate         Net Portfolio Value          Net Portfolio Value          Change in NPV (1)
         -------------         -------------------          -------------------          -----------------
                              (Dollars in thousands)
            +3.00%                         $12,273                      -$3,234                -21%
            +2.00%                          13,469                       -2,037                -13%
            +1.00%                          14,593                         -914                 -6%
             0.00%                          15,507                            0                  0%
            -1.00%                          16,081                          574                 +4%
            -2.00%                          16,827                        1,320                 +9%
            -3.00%                         $17,669                       $2,163                +14%

(1) Calculated as the amount of estimated change in NPV divided by the estimated current NPV.

         The above table indicates that in a rising interest rate environment, the Bank's net portfolio value should decrease, while net portfolio value should increase in a declining rate environment. These changes in net portfolio value should be accompanied by a decline in net income during periods of rising interest rates and an increase in net income during periods of declining interest rates. However, these expected changes in net income may not occur for many reasons including, among others, the possibility that we may decide not to reduce the rates we offer on our deposits when interest rates decline in order to retain and increase our deposit base.

         There are shortcomings in the methodology used by the OTS to calculate changes in NPV. In order to estimate changes in NPV, the OTS makes assumptions about repayment and turnover rates, which may not turn out to be correct. The NPV table assumes that the composition of the Bank's interest sensitive assets and liabilities existing at the beginning of a period remain constant over the period being measured. So, for example, the NPV analysis assumes that the ratio of adjustable versus fixed-rate loans or short-term versus long-term loans remains the same and that interest rates will change equally for both long term and short-term assets. Therefore, although the OTS NPV analysis provides the Board of the Bank with an indication of the Bank's interest rate risk exposure, it does not provide a precise forecast of the effect of changes in market interest rates on net interest income.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the annual meeting of stockholders held on February 15, 2000, the stockholders of Gouverneur Bancorp, Inc. elected three directors, each to serve a three-year term to expire at the annual meeting of the stockholders to be held in the year 2003 as follows:

SHARES OUTSTANDING:  2,276,759                      TREASURY:           107,281
                     ---------                                          -------


SHARES ENTITLED TO VOTE:              SHARES VOTED:                  % OF VOTE:

        2,276,759                       2,167,088                        95.3
        ---------                       ---------                        ----


1.       ELECTION OF DIRECTORS:

                                     FOR            %       WITHHOLD         %
                                  ---------        ----     --------        ---

         Richard F. Bennett       2,155,388        99.5       11,700        0.5
                                  ---------        ----       ------        ---


         Timothy J. Monroe        2,125,063        98.1       42,025        1.9
                                  ---------        ----       ------        ---

         Joseph C. Pistolesi      2,152,388        99.3       14,700        0.7
                                  ---------        ----       ------        ---



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

         Item 2. Changes in Securities and Use of Proceeds

         None during the quarter ended March 31, 2000.

         Item 6. Exhibits and Reports on Form 8-K

           (a) Exhibits

                  (27) Financial Data Schedule (included only in EDGAR filings).

           (b) Reports on Form 8-K

           Dated January 6, 2000, a report was filed on form 8-Kstating that effective January 6, 2000, the Registrant approved Fust Charles Chambers, LLP of Syracuse, New York to replace KPMG LLP as independent public accountants to audit the financial statements of the Registrant and its subsidiary, Gouverneur Savings and Loan Association

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

                                    Gouverneur Bancorp, Inc.


Date: May 5, 2000                   By: /s/   RICHARD F.BENNETT
                                       ----------------------------------------
                                       Richard F. Bennett
                                       President and Chief Executive Officer
                                       (principal executive officer and officer
                                       duly authorized to sign on behalf of the
                                       registrant)


                                    By: /s/   ROBERT TWYMAN
                                       ----------------------------------------
                                       Robert Twyman
                                       Chief Financial Officer



                                  EXHIBIT INDEX

Exhibit
Number     Description
------     -----------

27         Financial Data Schedule (included only in EDGAR filings)