Form 10-Q
period 2000-06-30
GOUVERNEUR BANCORP INC
filed 2000-08-11
CIK 1063942

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

YES [X] NO [ ]

AS OF JUNE 30, 2000 THERE WERE 2,276,759 SHARES OUTSTANDING.

                            GOUVERNEUR BANCORP, INC.
                                    FORM 10-Q
                                TABLE OF CONTENTS

PART I  - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS - UNAUDITED

          CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION AT JUNE 30, 2000 AND AT SEPTEMBER 30, 1999

          CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999

          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME FOR THE NINE MONTHS ENDED JUNE 30, 2000

          CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED JUNE 30, 2000 AND 1999

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

                     GOUVERNEUR BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
            ---------------------------------------------------------
           (In thousands, except share and per share data) (Unaudited)

                                                       June 30,  September 30,
                                                         2000        1999
                                                       --------  -------------
ASSETS
Cash and due from banks                                $  1,692    $  1,564
Interest-bearing deposits with other financial            1,806       1,926
 institutions
Securities available-for-sale, at fair value             11,485      12,971
Securities held-to-maturity (fair value of
 $4,845 at June 30, 2000 and $5,957 at
 September 30, 1999)                                      4,941       6,019
Loans, net of deferred fees                              53,770      46,791
Allowance for loan losses                                  (637)       (620)
                                                       --------    --------
Loans, net                                               53,133      46,171
Premises and equipment, net                                 259         278
Federal Home Loan Bank stock, at cost                       590         385
Accrued interest receivable                                 432         469
Real estate owned                                           151         169
Other assets                                                 56          44
                                                       --------    --------
Total assets                                           $ 74,545      69,996

LIABILITIES

Deposits:  Demand accounts                             $    600    $    184
           Savings and club accounts                     15,026      15,423
           Time certificates                             23,440      23,057
           NOW and money market accounts                  6,533       6,449
                                                       --------    --------
Total  interest-bearing deposits                         45,599      45,113
Advance payments by borrowers for property taxes
 and insurance                                              228         151
Other liabilities                                         1,109       1,303
Securities sold under agreements to repurchase            8,300       5,900
Other Borrowings                                          3,500       1,500
                                                       --------    --------
Total liabilities                                        58,736      53,967
                                                       --------    --------
SHAREHOLDERS' EQUITY

Preferred stock, $.01 par value per share;
 authorized 1,000,000 shares, issued: none                   --          --
Common stock, $.01 par value per share;
 authorized 9,000,000 shares, issued: 2,384,040
 shares                                                      24          24
Additional paid in capital                                4,551       4,553
Retained earnings                                        11,925      11,470
Accumulated other comprehensive income                      217         390
Treasury stock, 107,281 shares, at cost                    (543)         --
Amortization of Management Recognition Plan stock
 award                                                       25          --
Unallocated shares of Employee Stock Ownership
 Plan 78,033 shares at 6/30/00 and 81,534 shares
 at 9/30/99                                                (390)       (408)

Total shareholders' equity                               15,809      16,029
                                                       --------    --------

Total liabilities and shareholders' equity             $ 74,545    $ 69,996
                                                       ========    ========

See accompanying notes to consolidated financial statements

                     GOUVERNEUR BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
            ---------------------------------------------------------
           (In thousands, except share and per share data) (Unaudited)

                                               Three Months Ended           Nine Months Ended
                                                    June 30,                    June 30,
                                           -------------------------    -------------------------
                                              2000          1999           2000          1999
                                           -----------   -----------    -----------   -----------
INTEREST INCOME
Loans                                      $     1,133   $       959    $     3,261   $     2,659
Securities                                         260           262            797           813
Other short-term investments                        27             1             68            46
                                           -----------   -----------    -----------   -----------
Total interest income                            1,420         1,222          4,126         3,518

INTEREST EXPENSE
Deposits                                           473           465          1,380         1,468
Borrowings                                         192            17            484            21
                                           -----------   -----------    -----------   -----------
Total interest expense                             665           482          1,864         1,489
                                           -----------   -----------    -----------   -----------

Net interest income                                755           740          2,262         2,029
Provision for loan losses                           10            56             49           100
                                           -----------   -----------    -----------   -----------
Net interest income after
 provision for loan losses                         745           684          2,213         1,929

NON-INTEREST INCOME
Service charges                                     29            16             75            48
Net gain on sale of securities                      --           (11)            67            (8)
Other                                               40            54            108           126
                                           -----------   -----------    -----------   -----------
Total non-interest income                           69            59            250           166

NON-INTEREST EXPENSES
Salaries and employee benefits                     237           209            726           600
Directors fees                                      24            19             73            54
Building, occupancy and equipment                   51            64            159           177
Data processing                                     27            24             81            70
Postage and supplies                                20            22             73            63
Professional fees                                   45            13            153            47
Deposit insurance premium                            2             7             12            20
Real estate owned                                    9            27             48            74
Other                                               36            95            203           219
                                           -----------   -----------    -----------   -----------
Total non-interest expenses                        451           480          1,528         1,324

Income before income tax expense                   363           263            935           771
Income tax expense                                 143            91            365           283
                                           -----------   -----------    -----------   -----------
NET INCOME                                 $       220   $       172    $       570   $       488
                                           ===========   ===========    ===========   ===========

BASIC EARNINGS PER COMMON SHARE            $      0.10   $      0.07    $      0.26   $      0.08
DILUTED EARNINGS PER COMMON SHARE          $      0.10   $      0.07    $      0.25   $      0.08
Weighted average common shares - Basic       2,197,934     2,298,215      2,228,680     2,298,215
Weighted average common shares - Diluted     2,240,846     2,298,215      2,267,520     2,298,215

See accompanying notes to consolidated financial statements.

                     GOUVERNEUR BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                         Nine Months Ended June 30, 2000
           (In thousands, except share and per share data) (Unaudited)

                                                                         Accumulated
                                                    Additional               Other                Amortized
                                             Common  Paid in   Retained  Comprehensive  Treasury     Mrp    Unallocated
                                              Stock  Capital   Earnings     Income       Stock     Expense     ESOP      Total
                                             ------ --------   --------    --------     --------   --------  --------  --------
Balance at September 30, 1999                $   24 $  4,553   $ 11,470    $    390           --         --   $ (408)   $ 16,029

ESOP shares released or committed to be
 released for allocation (3,501 shares)                   (3)                                                     18          15
Amortized MRP shares (5,363 shares)                                                                      25                   25
Treasury shares purchased (107,281 shares)                                                  (543)                           (543)

Dividends paid on common stock                                     (114)                                                    (114)
Comprehensive income:
 Change in net unrealized gain
  (loss) on securities, net of tax                                             (173)                                        (173)
Net income                                                          570                                                      570
                                                                                                                        --------
  Total comprehensive income                                                                                                 397

  Adjustment for rounding differences                      1         (1)                                                      --
                                             ------ --------   --------    --------       ------      -----   ------    --------
Balance at June 30, 2000                     $   24 $  4,551   $ 11,925    $    217       $ (543)     $  25   $ (390)   $ 15,809
                === ====                     ====== ========   ========    ========       ======      =====   ======    ========

See accompanying notes to consolidated financial statements

                     GOUVERNEUR BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASHFLOWS
                           (In thousands) (Unaudited)

                                                                     Nine Months Ended
                                                                         June 30,
                                                                   --------------------
                                                                     2000        1999
                                                                   --------    --------
OPERATING ACTIVITIES
Net income                                                         $    570    $    488
Adjustments to reconcile net income to net
 cash provided by operating activities:
Depreciation and amortization                                            51          50
Decrease (Increase) in accrued interest receivable                       37         (74)
Provision for loan losses                                                49         100
Net (gain) loss on sales of securities                                  (67)          8
Net (gain) loss on sale of real estate owned                              1         (12)
Write down on real estate owned                                          45          --
Net amortization (accretion) of premiums/discounts                       42         (48)
Allocation of ESOP shares                                                15          --
Amortization of MRP shares                                               25          --
Increase (Decrease) in other liabilities                               (100)         97
Decrease (Increase) in other assets                                     (12)        337
                                                                   --------    --------
Net cash provided by operating activities                               656         946
                                                                   --------    --------

INVESTING ACTIVITIES
Net increase in loans                                                (7,178)     (7,731)
Proceeds from sale of securities available-for-sale                      68         504
Proceeds from maturity and principal reduction of securities AFS      1,180       5,502
Purchase of securities AFS                                               (1)    (10,031)
Purchase of securities HTM                                              (50)       (680)
Proceeds from maturity and principal reduction of securities HTM      1,125       2,040
Proceeds from sale of real estate owned                                 139          45
Additions of premises and equipment                                     (32)        (33)
Purchase of FHLB stock                                                 (205)         (7)
                                                                   --------    --------
Net cash used by investing activities                                (4,954)    (10,391)
                                                                   --------    --------

FINANCING ACTIVITIES
Net increase (decrease) in deposits                                     486      (1,330)
Net increase in advance payments by borrowers
 for property taxes and insurance                                        77         131
Net proceeds from short-term borrowing                                4,400       4,340
Net proceeds from issuance of common stock                               --       4,579
Purchase of shares of common stock by ESOP                               --        (429)
Purchase of Treasury Stock shares                                      (543)         --
Payment of cash dividend                                               (114)         --
Initial capital contribution to Cambray MHC                              --        (100)
                                                                   --------    --------

Net cash provided by financing activities                             4,306       7,191
                                                                   --------    --------

Net increase/(decrease) in cash and cash equivalents                      8      (2,254)

                                                                     Nine Months Ended
                                                                         June 30,
                                                                   --------------------
                                                                     2000        1999
                                                                   --------    --------
Net decrease in cash and cash equivalents                                 8      (2,254)
Cash and cash equivalents at beginning of period                      3,490       4,434
                                                                   --------    --------

Cash and cash equivalents at end of period                         $  3,498    $  2,180
                                                                   ========    ========

Supplemental disclosure of cash flow information

Non-cash investing activities:
 Additions to real estate owned                                         167         151
Cash paid during the period for:
 Interest                                                             1,812       1,485
 Income taxes                                                           254         472

See accompanying notes to consolidated financial statements.

          NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     The accompanying unaudited financial statements presented in this Form 10-Q reflect the consolidated financial condition and results of operations of Gouverneur Bancorp, Inc. ("We" or the "Company") and its subsidiary Gouverneur Savings and Loan Association (the "Bank") for periods on and after March 23, 1999. Financial statements presented for periods before March 23, 1999 are for the Bank.

     In management's opinion, the consolidated financial statements included herein reflect all adjustments necessary to present fairly the Company's financial condition and results of operations. The financial condition is presented as of June 30, 2000 and September 30, 1999, and the results of operations are for the three and nine-month periods ended June 30, 2000 and 1999. The statement of shareholders' equity and comprehensive income is for the nine months ended June 30, 2000 and the statements of cash flows are for the nine months ended June 30, 2000 and 1999.

2.   EARNINGS PER SHARE (EPS)

     Basic earnings per share excludes dilution and is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Unvested restricted stock is not considered outstanding and is only included in the computation of basic earnings per share on the date that the shares are fully vested. Diluted earnings per share reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company, such as the Company's stock options and unvested restricted stock. Unallocated ESOP shares are not included in the weighted average number of common shares for either the basic or diluted earnings per share calculations. Prior to the mutual holding company reorganization of the Bank, which occurred on March 23, 1999, earnings per share is not applicable as neither the Company nor the Bank had shares outstanding.

     (1) Options to purchase 58,250 shares of common stock at a price of $4.75 per share were outstanding as of June 30, 2000, but were not included in the computation of basic EPS because the options' exercise price is greater than the average market price of the common shares.

     The following sets forth certain information regarding the calculation of basic and diluted earnings per share for the three and nine-month periods ended June 30:

           (in thousands, except share and per share data) (unaudited)

                                                         Three months              Nine months
                                                        ended June 30,            ended June 30,
                                                    -----------------------   -----------------------
                                                       2000         1999         2000         1999
                                                    ----------   ----------   ----------   ----------

     Net income                                     $      220   $      172   $      570   $      488

     Weighted average common shares                  2,197,934    2,298,215    2,228,680    2,298,215

     Dilutive effect of potential common
      shares related to stock compensation plans        42,912           --       38,840           --
                                                    ----------   ----------   ----------   ----------

     Weighted average common shares
      including potential dilution                   2,240,846    2,298,215    2,267,520    2,298,215

     Basic earnings per share                       $     0.10   $     0.07   $     0.26   $     0.08*
     Diluted earnings per share                     $     0.10   $     0.07   $     0.25   $     0.08*

     * Basic and diluted earnings per share calculations represent the net income of the Company for the period from March 23, 1999 (date of reorganization) to June 30, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

     Throughout the Management's Discussion and Analysis the term, "the Company" refers to the consolidated entity of Gouverneur Bancorp, Inc. and Gouverneur Savings and Loan Association. At June 30, 2000, Gouverneur Bancorp, Inc.'s only business was the 100% ownership of Gouverneur Savings and Loan Association. Cambray MHC, the Company's mutual holding company parent, held 1,311,222 shares, or 57.6%, of the Company's outstanding common stock and the public held 965,537 shares, or 42.4%, on June 30, 2000. On June 16, 2000, we received permission from the "OTS" to repurchase up to 42,912 public shares. None of those shares were purchased as of June 30, 2000. When purchased, we will use these shares to fund our Management Recognition Plan (MRP), which was approved at the special shareholder meeting held on October 27, 1999.

     OTS regulations require that Cambray MHC own a majority of our outstanding stock. In order to dispose of that stock, OTS regulations require, in most instances, that the depositors of the Bank must approve the transaction in which the sale will occur, and then the shares must first be offered to those depositors.

     The Bank has been and continues to be a community oriented financial institution offering a variety of products and services. The Bank attracts deposits from the general public and uses those deposits together with other funds, to make loans and other investments. Most of the loans are one to four family residential mortgages. The Bank also makes consumer (including home equity lines of credit), and, to a significantly lesser extent, commercial, multi-family real estate and other loans. Most of the loans are in the Bank's primary market area, which is southern St. Lawrence and northern Jefferson and Lewis counties in New York State. The Bank's deposit accounts are insured by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC"), and the Bank is subject to regulation by the FDIC and the OTS.

     Our profitability depends, to a large extent, on our net interest income, which is the difference between the interest we receive on our interest earning assets, such as loans and investments, and the interest we pay on interest bearing liabilities. Other categories of expenses generally include the provision for loan losses, salaries and employee benefits costs, professional fees, net expenses on real estate owned and various categories of operational expenses. External factors, such as general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities, can have a substantial effect on profitability.

     Net interest income, the Bank's primary income source, depends upon (i) the amount of interest-earning assets that the Bank can maintain based upon its funding sources; (ii) the relative amounts of interest-earning assets versus interest-bearing liabilities; and (iii) the difference between the yields earned on those assets and the rates paid on those liabilities. Non-performing loans adversely affect net interest income because they must still be funded by interest-bearing liabilities, but they do not provide interest income. Furthermore, when the Bank designates an asset as non-performing, all interest accrued but not actually received is deducted from current period income, further reducing net interest income.

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

                                                                    For the three months ended June 30,
                                                                    -----------------------------------
                                                               2000                                     1999
                                              ---------------------------------------------------------------------------------
                                                                              Average                                  Average
                                                  Average                      Yield/     Average                       Yield/
                            (In thousands)        Balance    Interest        Cost (6)     Balance     Interest        Cost (6)
                                                  -------    --------        --------     -------     --------        --------
Loans (1)                                        $ 51,816     $ 1,133           8.79%    $ 40,580       $  959           9.48%
Securities (2)                                     17,174         260           6.09%      19,394          262           5.42%
Other short-term investments                        1,889          27           5.75%       1,135            1           0.35%
                                                 --------     -------        -------     --------       ------        --------
 Total interest -earning assets                    70,879       1,420           8.06%      61,109        1,222           8.05%
Non-interest-earning assets                         2,558                                   1,509
                                                 --------                                --------
 Total assets                                    $ 73,437                                $ 62,618
                                                 ========                                ========

Savings and club accounts (3)                    $ 15,274     $   132           3.48%    $ 15,910       $  135           3.40%
Time certificates                                  22,799         311           5.49%      23,223          300           5.18%
NOW and Money market accounts                       6,299          30           1.92%       6,173           30           1.95%
Borrowings                                         11,800         192           6.54%       1,785           17           3.82%
                                                 --------     -------        -------     --------       ------        --------
 Total interest-bearing liabilities                56,172         665           4.76%      47,091          482           4.11%
                                                              -------                                   ------
Non-interest-bearing liabilities                    1,550                                   1,515
                                                 --------                                --------
 Total liabilities                                 57,722                                  48,606
Equity                                             15,715                                  14,012
                                                 --------                                --------
 Total liabilities and equity                    $ 73,437                                $ 62,618
                                                 ========                                ========
Net interest income/spread (4)                                $   755           3.30%                   $  740           3.91%
                                                              =======        =======                    ======        ========

Net earning assets/net interest
margin (5)                                       $ 14,707                       4.28%    $ 14,018                        4.86%
                                                 ========                    =======     ========                     ========

Ratio of average interest-earning assets
  to average interest-bearing liabilities                        1.26 x                                   1.30 x
                                                              =======                                   ======

                                                 Notes appear on following page.

AVERAGE BALANCES, INTEREST RATES
AND YIELDS (CONTINUED)
                                                                    For the nine months ended June 30,
                                              ---------------------------------------------------------------------------------
                                                               2000                                     1999
                                              ---------------------------------------------------------------------------------
                                                                              Average                                  Average
                                                  Average                      Yield/     Average                       Yield/
                            (In thousands)        Balance    Interest        Cost (6)     Balance     Interest        Cost (6)
                                                  -------    --------        --------     -------     --------        --------
Loans  (1)                                       $ 49,727     $ 3,261           8.76%    $ 38,071      $ 2,659          9.34%
Securities  (2)                                    17,805         797           5.98%      18,323          813          5.93%
Other short-term investments                        1,654          68           5.49%       1,674           46          3.67%
                                                 --------------------        ---------------------------------
 Total interest-earning assets                     69,186       4,126           7.97%      58,068        3,518          8.10%
Non-interest-earning assets                         2,752                                   3,048
                                                 --------                                 -------
 Total assets                                    $ 71,938                                $ 61,116
                                                 ========                                ========

Savings and club accounts  (3)                   $ 15,374     $   400           3.48%    $ 16,952      $   436          3.44%
Time certificates                                  22,539         890           5.27%      23,556          948          5.38%
NOW and Money market accounts                       6,204          90           1.94%       5,909           84          1.90%
Borrowings                                         10,535         484           6.14%         701           21          4.01%
                                                 --------------------        ---------------------------------
 Total interest-bearing liabilities                54,652       1,864           4.56%      47,118        1,489          4.23%
                                                              -------                                   ------
Non-interest-bearing liabilities                    1,504                                   1,496
                                                 --------                                --------
 Total liabilities                                 56,156                                  48,614
Equity                                             15,782                                  12,502
                                                 --------                                --------
 Total liabilities and equity                    $ 71,938                                $ 61,116
                                                 ========                                ========
Net interest income/spread (4)                                $ 2,262           3.41%                  $ 2,029          3.87%
                                                              =======================                  ======================
Net earning assets/net interest margin (5)       $ 14,534                       4.37%    $ 10,950                       4.67%
                                                 ========                    ====================                     =======
Ratio of average interest-earning assets
 to average interest-bearing liabilities                         1.27 x                                   1.23 x
                                                              =======                                   ======

(1) Shown net of the allowance for loan losses. Average loan balances include non-accrual loans. Interest is recognized on non-accrual loans only as and when received.
(2) Securities are included at amortized cost, with net unrealized gains or losses on securities available for sale included as a component of non-earning assets. Securities include Federal Home Loan Bank of New York stock.
(3) Includes advance payments by borrowers for taxes and insurance (mortgage escrow deposits).
(4) The spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities.
(5) The net interest margin, also known as the net yield on average interest-earning assets, represents net interest income as a percentage of average interest-earning assets.
(6) Yields and related ratios for the three-month and nine-month periods have been annualized when appropriate.

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

                                        Nine Months Ended      Three Months Ended
                                             June 30,                June 30,
                                     -----------------------   ------------------------
                                          2000 vs. 1999           2000 vs. 1999
                                     -----------------------   ------------------------
                                       Increase (Decrease)     Increase (Decrease)
                                              Due to:                 Due to:
                                     Volume    Rate    Total   Volume     Rate    Total
                                     ------    ----    -----   ------     ----    -----
                     (In thousands)
INTEREST-EARNING ASSETS:

Loans                                $ 775    $(173)   $ 602    $ 248    $ (74)   $ 174
Securities                             (23)       7      (16)     (32)      30       (2)
Other short-term investments            (1)      23       22        1       25       26
                                     -----    -----    -----    -----    -----    -----
Total interest-earning assets          751     (143)     608      217      (19)     198
                                     =====    =====    =====    =====    =====    =====

INTEREST-BEARING LIABILITIES:

Savings and club accounts              (41)       5      (36)      (6)       3       (3)
Time certificates                      (39)     (19)     (58)      (6)      17       11
NOW and money market accounts            4        2        6       --       --       --
Borrowings                             446       17      463      155       20      175
                                     -----    -----    -----    -----    -----    -----
Total interest-bearing liabilities     370        5      375      143       40      183
                                     =====    =====    =====    =====    =====    =====
Net change in net interest income    $ 381    $(148)   $ 233    $  74    $ (59)   $  15
                                     =====    =====    =====    =====    =====    =====

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2000 AND SEPTEMBER 30, 1999.

     During the nine months from September 30, 1999 through June 30, 2000, we continued to experience strong loan demand and increased our loan portfolio by $7.0 million, or 15.1%. This increase was mainly due to an increase of $2.8 million in automobile loans, $2.9 million in real estate loans and $0.9 million in commercial loans. Total assets increased $4.5 million, or 6.5%, from $70.0 million at September 30, 1999 to $74.5 million at June 30, 2000. We used scheduled principal and interest payments from our mortgage-backed securities and new borrowings of $4.4 million from the Federal Home Loan Bank (FHLB) to fund the additional loans. Our borrowings from FHLB were $11.8 million on June 30, 2000. We have experienced an increase in deposits of $486 thousand since the end of fiscal year 1999. Raising interest rates on our certificates of deposit has had the desired effect of stabilizing and slightly increasing our deposit base. We anticipate that this strategy will incrementally raise our cost of deposits in future periods even if market interest rates remain constant.

     Total capital decreased by $220 thousand during the first nine months of the fiscal year. The decrease was mainly due to our repurchase of our stock at a cost of $543 thousand. We paid out $114 thousand in cash dividends from our net earnings of $570 thousand, resulting in an increase in retained earnings of $445 thousand. Accumulated other comprehensive income declined by $173 thousand as a result of the decrease in value of available for sale securities caused by the rise in market interest rates. Our capital accounts include $543 thousand in treasury stock as a result of our 107,281 share stock repurchase.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999.

     General. Our net income for the three months ended June 30, 2000 was $220,000, an increase of $48,000, or 27.9%, over our net income for the same period last year. The primary reason for the increase in net income was the increase in our loan portfolio over the comparable period in 1999. During the three-month period ending June 30, 2000, we began amortizing commissions paid to auto dealers over the term of the loan, rather than expensing the amount immediately. This change was made retroactive to the beginning of the fiscal year. We estimate that this change reduced expenses and thereby increased pre-tax income for the current period by $25,000. Without this change, our net income would have increased by 33,000, or 19.2%. The $25,000 savings on commissions, combined with a decrease of $34,000 in real estate owned expense, advertising costs and officers and directors expense offset an increase of $28,000 in salaries and benefits. In total, non-interest expenses were $29,000 less in the third quarter of this year compared to last year. We expensed $46,000 less to the provision for loan losses in this year's third quarter than in the same period last year

     Interest Income. Interest income increased $198,000, or 16.2%, from the three months ended June 30, 1999 to the three months ended June 30, 2000. We generated the increase almost entirely as a result of increasing our average level of interest-earning assets over the past twelve months by $9.8 million, from $61.1 million for the 1999 quarter to $70.9 million for the 2000, quarter. The increase was comprised of an $11.2 million increase in the average balance of loans, primarily attributable to the opening of our loan production office in Alexandria Bay, NY, offset by a decrease in the average balance in investment securities and other short-term investments of $1.4 million. We continue to actively solicit loans.

     The average rate we earned on our interest-earning assets increased by 1 basis points (0.01%) in this third quarter compared to the same period in 1999. The average rate earned on loans decreased by 69 basis points in this same comparison, caused by a general decline in market rates and some shift to adjustable mortgage loans from fixed rate loans. Adjustable mortgages generally have a lower starting rate than long-term fixed rate mortgages. In addition to these factors the Bank, due to competition, has also been absorbing the closing costs on all new mortgage originations. Those expenses are spread over the life of the loan as a yield adjustment, so they decrease the net yield during the repayment period. The closing costs are recoverable if the mortgage is prepaid in the first five years. We have experienced substantial growth in the consumer loan area but much of that growth has been on loans for new automobiles, which tend to have lower interest rates than used car loans.

     The increase of 67 basis points in the average rates earned on securities was caused in part by the addition of adjustable-rate mortgaged-backed securities to the portfolio last year, which had a lower initial yield than fixed rate securities, but have helped increase our yield as rates have risen. The one-year adjustable-rate mortgage-backed securities help reduce the interest rate sensitivity effects of our long-term fixed-rate mortgage portfolio.

     Overall, we estimate that the increase in the average volume of interest-earning assets caused a $217,000 increase in interest income, while the increase in average interest rates resulted in a $19,000 decrease in interest income for a net increase of $198,000 in interest income. In spite of having an increase in the overall portfolio earnings from 8.05% to 8.06%, the customary rate/volume analysis shows a decrease in interest income due to rate change of $19,000. This can be explained by the fact that the analysis does not account properly for the increase in the percentage of loans in the total portfolio. The shift in asset mix by increasing the volume of loans and decreasing the volume of securities has the effect of increasing average yields through changes in the levels of the two asset categories.

     Interest Expense. Interest expense increased $183 thousand in the third quarter of this fiscal year versus last fiscal year. We estimate that additional interest cost of $143 thousand resulted from an increase in the average volume of interest-bearing liabilities, while a $40 thousand increase in interest expense was caused by an increase in average rate we paid on certificates of deposit (CD's) and our borrowings. The increase in the volume of interest-bearing liabilities was a result of our borrowings to provide funds needed to grow our assets. The average balance of interest-bearing deposits was $934 thousand less in the 2000 quarter compared to 1999. This decline in average deposits was caused primarily by the loss of deposits to the equity markets.

     Our average cost of funds increased 65 basis points, from 4.11% at June 30, 1999 to 4.76% at June 30, 2000. Borrowings are usually the highest cost funds, so the increase in borrowings increased our cost of funds. Since the movement of interest rates has been upward, any refinanced borrowings were more costly. We extended some of our borrowings to one-year terms to provide some protection from rising rates in the short term. We expected the increase in the average rate we paid on certificates of deposit since we have increased rates on all CD's and added "special" rate CD's in order to be competitive in the marketplace.

     Net Interest Income. The net effect of the increases in interest income and interest expense was a $15,000 increase in net interest income. This increase was small because our interest rate spread, (the difference between the average rate we earn and the average rate we pay), decreased by 61 basis points (0.61%) and offset most of the $198 thousand increase in interest income. Our net interest margin decreased by 58 basis points to 4.28% for the quarter ended June 30, 2000, from 4.86% for the same quarter of 1999.

     The average yield on our interest-earning assets increased as discussed above. While the rate earned on our interest-earning assets increased by 1 basis point, the average cost of funds increased 65 basis points. We continue to offer attractive rates on our deposit products to maintain market share. Our deposit rates are generally higher than the rates offered by the two other local commercial banks and comparable to or at the high end of rates offered by thrift institutions throughout the region.

     Average capital represented 22.2% of average interest-earning assets for the quarter ended June 30, 2000, while it represented 22.9% of average interest-earning assets for the same quarter in 1999. Our ratio of average interest-earning assets to average interest-bearing liabilities decreased from
1.30 times for the 1999 quarter to 1.26 times for the same period in 2000.

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

     For the three months ended June 30, 2000, we recorded a $10,000 provision for loan losses, compared to $56,000 in the same quarter last year. For the quarter, we had a net charge-off of $25,000 compared to a net charge-off of $13,000 for the 1999 quarter. Our level of non-accruing loans (generally loans past due 90 days or more) was $195,000 at June 30, 2000 compared to $117,000 at June 30, 1999. At June 30, 2000, our allowance was $637,000, or 1.18% of total loans, compared to $576,000 or 1.33% of total loans at June 30, 1999.

     Non-interest Income. Our non-interest income was $10,000 higher in the 2000 quarter than in the 1999, quarter. The increase was the result of a loss on the sale of securities of $11,000 in the 1999 quarter.

     Non-interest Expenses. Our non-interest expenses decreased by $29,000 from the 1999 to the 2000, quarter. This decrease was primarily due to additional costs of $28,000 for salaries and benefits being offset by a decrease in commission expense of $25,000 as discussed above, and decreases of $18,000 in real estate owned expense, $9,000 in officers and directors expense and $7,000 in advertising costs. At the end of June 2000, we had twenty-one full-time and one part-time employees, compared to twenty full time and one part-time employees at the end of June 1999. We believe that our current staff level can support additional growth and reduce our professional fees expense.

     Income tax expense. Our income tax expense increased by $52,000, or 57.1%, comparing the quarter ending June 30, 2000 to the same quarter of 1999. The increased expense was the result of higher net income before income tax of $100,000, or 38.0%.

COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JUNE 30, 2000 AND 1999.

     General. Our net income for the nine months ended June 30, 2000 was $570,000, an increase of $82,000, or 16.8%, over our net income for the same period last year. The primary reasons for the increase in net income were a $233,000 increase in net interest income caused by the increase in our loan portfolio over the 1999 period and a gain from the sale of a small portion of our FHLMC stock. The increase in net interest income was mostly offset by an increase of $204,000 in non-interest expenses such as salaries and employee benefits, professional fees and taxes eliminated most of the gain.

     Interest Income. Interest income increased by $608,000, or 17.3%, from the nine months ended June 30, 1999 to the nine months ended June 30, 2000. We generated the increase almost entirely as a result of increasing our average level of interest-earning assets. Average interest-earning assets increased $11.1 million, from $58.1 million for the first nine months of 1999 to $69.2 million for the same period this year. The increase was composed of an $11.6 million increase in the average balance of loans and a decrease in the average balance in securities of $0.5 million. We continue to actively solicit new loans.

     The average interest rate we earned on our loans and securities was 13 basis points (0.13%.) lower in the first nine months this year than last year. The average rate earned on loans decreased by 58 basis points and the average rate earned on securities increased by 5 basis points. The average rate we earned on loans decreased for the same reasons we discussed earlier in the Comparison of Results of Operations for the Three Months ended June 30, 2000 and 1999.

     Loans are our highest yielding asset category. The decline in loan yields by 58 basis points had a substantial negative effect on our interest income. However, we reduced this effect by increasing loans as a percentage of total interest-earning assets from 65.6% to 71.9%.

     The increase in the average rates earned on securities was caused in part by the addition of adjustable-rate mortgaged-backed securities to the portfolio last year. These rates have improved due to the rise in interest rates and are helping to increase the yield on the securities portfolio. The one-year adjustable-rate mortgage-backed securities help reduce the interest rate sensitivity effects of our long-term fixed-rate mortgage portfolio.

     We estimate that the increase in the average volume of interest-earning assets caused a $751,000 increase in interest income, while the decrease in average interest rates resulted in a $143,000 decrease in interest income for a net increase of $608,000 in interest income.

     It is important to remember that we did not complete the Reorganization until March 23, 1999, so the increase in capital from the Reorganization was present for less than half of the nine-month period ended June 30, 1999. A substantial part of the funds used to purchase stock were not received until late February or March of 1999. Since the funds were only available for investment for part of the nine-month period, they had a limited effect on the average assets available for investment.

      Interest Expense. Interest expense increased in the first nine months of the 2000 fiscal year compared to the same period in 1999, as a result of increases in the average balance and average cost of interest-bearing liabilities. The increase in volume was the result of our increased average borrowings from the FHLB from $0.7 million last year to $10.5 million this year. $4.1 million of that amount was used to fund an investment in mortgage-backed securities, while the balance has funded our loan growth. The average cost of interest-bearing liabilities increased 33 basis points (0.33%) from 4.23% for the first nine months of 1999 to 4.56% for the same period this year. We estimate that $370,000 of additional cost resulted from an increase in the average volume of interest-bearing liabilities, while $5,000 of the increase in interest expense was due to an increase in average rate we paid on interest-bearing liabilities. This resulted in a $375,000 net increase in interest expense. The average balance of interest-bearing deposits was $2.3 million less in the first nine months of 2000 compared to 1999. The additional borrowings of $9.8 million this year from the FHLB raised the level of interest-bearing liabilities by $7.5 million after netting the decrease in deposits. This decline in average deposits was caused primarily by the shift from savings accounts into the stock of the Company when we completed our reorganization on March 23, 1999.

     Our average cost of funds increased from 4.23% to 4.56% from the first three quarters of 1999 to the first three quarters of 2000. Borrowings are usually the highest cost funds, so the increase in borrowings increased our cost of funds. However, we decreased the average rate we paid on certificates of deposit from 5.38% to 5.27% due to market conditions. The lower CD rates partially offset the borrowing rates resulting in the increase of 33 basis points in the cost of interest-bearing funds. We expect that our interest expense will continue to rise in the near future as increased CD rates have an impact on our cost of funds.

     Net Interest Income. The net effect of the increases in interest income and interest expense was a $233,000 increase in net interest income. Despite this increase, our interest rate spread (the difference between the average rate we earn and the average rate we pay) decreased by 46 basis points (0.46%). However, our net interest margin only decreased by 30 basis points to 4.37% in the first nine months of fiscal 2000, from 4.67% for the first nine months of fiscal 1999. Even though our spread decreased by 46 basis points, we held the reduction in our net interest margin to 30 basis points because we used an additional $3.3 million in average equity to grow our interest-earning assets by $11.1 million, while our interest-bearing liabilities only increased by $7.5 million.

     The decrease in the average yield on our loans and the increase in the average yield on the securities portfolio were discussed above. The decline in the rate earned on our interest-earning assets of 13 basis points combined with the increase in the average cost of funds of 33 basis points to reduce our interest rate spread by 46 basis points. We continue to offer attractive rates on our deposit products to maintain market share. Our deposit rates are generally higher than the rates offered by the two other local commercial banks and are comparable to or at the high end of rates offered by thrift institutions throughout the region.

     Average capital represented 22.8% of average interest-earning assets for the nine months ended June 30, 2000, while it represented 21.5% of average interest-earning assets for the same period in 1999. Our ratio of average interest-earning assets to average interest-bearing liabilities increased from
1.23 times in 1999 to 1.27 times in 2000.

     Provision for Loan Losses. For the nine months ended June 30, 2000, we provided $49,000 for loan losses, compared to $100,000 in the same period last year. Our level of non-accruing loans (generally loans past due 90 days or more) was $195,000 at June 30, 2000 compared to $221,000 at September 30, 1999. At June 30, 2000, our allowance was $637,000, or 1.18% of total loans, compared to $620,000 or 1.33% of total loans at September 30, 1999. The $17,000 increase for the year includes the $49,000 provision and net charge offs of $32,000.

     Non-interest Income. Our non-interest income was $84,000 higher this year for the first nine months versus the 1999 period. The increase was mostly the result of a gain on the sale of shares of Federal Home Loan Mortgage Corporation stock.

     Non-interest Expenses. Non-interest expenses increased by $204,000 in the first nine months of 2000 compared to 1999. This increase was primarily due to additional costs of $126,000 for salaries and benefits and an additional $100,000 of expense related to professional fees and other expenses associated with being a public company. Expense also increased due to the growth in the size of the Company including expenses associated with the loan production office opened in July 1999. At the end of June, 2000, we had twenty-one full-time and one part-time employees, compared to twenty full time and one part-time employees at the end of June 1999. We believe that our current staff level can support additional growth.

     Income tax expense. Our income tax expense increased by $82,000, or 29.0% compared to the first nine months of last year. The increased expense was the result of higher net income before income tax of $164,000, or 21.3%.

LIQUIDITY AND CAPITAL RESOURCES

     Our primary sources of funds are deposits, borrowings from the FHLB, and proceeds from the principal and interest payments on loans and securities. Scheduled maturities and principal payments on loans and securities are predictable sources of funds. We can also control the funds available from borrowings. However, general economic conditions and interest rate conditions can cause increases or decreases in deposit outflows and loan pre-payments can also affect the level of funds we have available for investment.

     In general, we manage our liquidity by maintaining a sufficient level of short-term investments so funds are regularly available for investment in loans when needed. During the nine months ended June 30, 2000, we increased our cash and cash equivalents by $8,000. We used the new borrowings to fund additional loans. We originated $14.3 million of new loans during the nine months ended June 30, 2000. However, loans, net, after payments, charge-offs and transfers to real estate owned, increased by $7.0 million during the period.

     Deposits increased by $500 thousand during the nine months ended June 30, 2000. However, since this increase was not large enough to fund loan growth, we had to increase our FHLB borrowings. As we discussed above, we believe that the current rates we are offering are maintaining our deposit base. In addition to factors within our control, such as our deposit pricing strategies and our marketing efforts, deposit flows are affected by the level of general market interest rates, the availability of alternate investment opportunities, general economic conditions, and other factors outside our control.

     We monitor our liquidity regularly. Excess liquidity is invested in overnight federal funds sold and other short-term investments. If we need additional funds, we can borrow those funds, although the cost of borrowing money is normally higher than the average cost of deposits. As a member of the FHLB, the Bank can arrange to borrow in excess of $18 million, but to do so it must provide appropriate collateral and satisfy other requirements for FHLB borrowings. We have used borrowed funds to help us leverage the capital we received from our stock sale, but have not needed borrowings to cover liquidity shortfalls. In addition to borrowings, we believe that, if we need to do so, we can attract additional deposits by increasing the rates we offer.

     We had $805,000 in outstanding commitments to make loans at June 30, 2000, along with $608,000 of unused home equity, commercial and overdraft lines of credit. We anticipate that we will have enough funds to meet our current loan commitments and to fund draws on the lines of credit through the normal turnover of our loan and securities portfolios. At June 30, 2000, we had $15.1 million of certificates of deposit scheduled to mature in one year. We anticipate that we can retain substantially all of those deposits if we need to do so to fund loans and other investments as part of our effort to grow and leverage our capital.

     OTS regulations require that the Bank maintain liquid assets equal to 4% of withdrawable accounts. This ratio is measured on a monthly basis. The Bank had a liquidity ratio of 13.8% for June 2000.

     The OTS has minimum capital ratio requirements which apply to the Bank, but there are no comparable minimum capital requirements that apply to us as a savings and loan holding company. At June 30, 2000, the Bank exceeded all regulatory capital requirements of the OTS applicable to it, with Tier I capital of $14.4 million, or 19.3% of average assets and with risk-based capital of $14.9 million, or 36.9% of risk-weighted assets. The Bank also had tangible capital of $14.4 million, or 19.3% of average tangible assets. The Bank was classified as "well capitalized" at June 30, 2000 under OTS regulations.

FORWARD-LOOKING STATEMENTS

     When we use words or phrases like "will probably result," "we expect," "will continue," "we anticipate," "estimate," "project," "should cause" or similar expressions in this 10-Q or in any press releases, public announcements, filings with the Securities and Exchange Commission or other disclosures, we are making "forward-looking statements" as described in the Private Securities Litigation Reform Act of 1995. In addition, certain information we will provide in the future on a regular basis, such as analysis of the adequacy of our allowance for loan losses or an analysis of interest rate sensitivity of our assets and liabilities, is always based on predictions of the future events. From time to time, we may also publish other forward-looking statements regarding anticipated financial performance, business prospects, and similar matters.

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

     We have also considered the issue of interest rate risk in structuring our leveraging strategy. Our borrowings are all short term, generally having terms to maturity up to one year. We have reinvested the borrowed funds in one-year adjustable-rate mortgage-backed securities because they have satisfactory interest sensitivity characteristics. We might have been able to obtain higher yields with fixed-rate mortgage-backed securities, but we determined that interest rate risks resulting from using short-term borrowings to fund such long-term investments were inappropriate, at this time.

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

     Quantitative Analysis. The OTS report seeks to estimate how changes in interest rates will affect the Bank's "net portfolio value." Net portfolio value
(NPV) represents the net present value of the Bank's cash flows from assets, liabilities and off balance sheet items. Each calendar quarter the OTS calculates the Bank's estimated NPV and the estimated effect on NPV of instantaneous and permanent 1% to 3% (100 to 300 basis points) increases and decreases in market interest rates. The calculations are based upon the OTS's assumptions regarding loan repayment rates, deposit turnover and other factors affecting the repricing of assets and liabilities. The OTS does not include in its analysis any assets held by Gouverneur Bancorp, Inc., which are not owned by the Bank.

     The following table presents the Bank's estimated NPV at March 31, 2000, and the estimated effect on NPV of the specified interest rate changes, as calculated by the OTS. The March 31, 2000 report is the most recent OTS report that the Bank has received.

       Hypothetical Change in          Estimated          Estimated Change in     Estimated Percentage
           Interest Rate          Net Portfolio Value     Net Portfolio Value       Change in Npv (1)
           -------------          -------------------     -------------------       -----------------
                                           (Dollars in thousands)

              +3.00%                    $12,579                 -$3,504                   -22%
              +2.00%                     13,807                 - 2,276                   -14%
              +1.00%                     15,016                 - 1,067                   - 7%
               0.00%                     16,083                       0                     0%
              -1.00%                     16,810                     727                   + 5%
              -2.00%                     17,263                   1,180                   + 7%
              -3.00%                    $18,206                  $2,122                   +13%

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

None during the quarter ended June 30, 2000.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

          (27) Financial Data Schedule (included only in EDGAR filings).

     (b) Reports on Form 8-K

     None during the quarter ended June 30, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

                                   Gouverneur Bancorp, Inc.


     Date: August 9, 2000          By:/s/ RICHARD F. BENNETT
                                      ----------------------------------------
                                      Richard F. Bennett
                                      President and Chief Executive Officer
                                      (principal executive officer and officer
                                      duly authorized to sign on behalf of the
                                      registrant)


                                   By:/s/ ROBERT TWYMAN
                                      ----------------------------------------
                                      Robert Twyman
                                      Chief Financial Officer