Form 10-K
period 2000-09-30
GOUVERNEUR BANCORP INC
filed 2000-12-22
CIK 1063942

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                  For the fiscal year ended September 30, 2000
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the transition period from ______________ to

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the final closing price of such stock on December 12, 2000, was approximately $4,153,327. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

As of December 12, 2000, there were 2,276,759 issued and outstanding shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE
Part II of Form 10-K - Annual Report to Stockholders for the fiscal year ended September 30, 2000.
Part III of Form 10-K - Portions of Proxy Statement for 2001 Annual Meeting of Stockholders.

                                     PART I

Item 1.  Description of Business

GENERAL

         Gouverneur Bancorp, Inc. ("We" or the "Company") is a corporation organized under the laws of the United States in March 1999, in connection with the reorganization of its wholly owned subsidiary, Gouverneur Savings and Loan Association (the "Bank"), into a mutual holding company structure. The Company's assets consist primarily of all the outstanding capital stock of the Bank, and cash of $994,000 at September 30, 2000, representing a portion of the net proceeds of the Company's stock offering completed March 23, 1999. The Company's principal business is the ownership of the Bank. At September 30, 2000, Cambray Mutual Holding Company ("Cambray MHC"), the Company's parent mutual holding company, held 1,311,222 shares or 57.6% of the Company's common stock, and shareholders other than Cambray MHC held 965,537 shares, or 42.4% of the issued and outstanding common stock. The Company is a savings and loan holding company registered with the Office of Thrift Supervision ("OTS") and subject to regulation under federal banking laws and regulations. In this document, references to the Company include the Bank, unless the context denotes otherwise. The terms "Registrant", "we", "our" or similar terms refer to Gouverneur Bancorp, Inc.

         The Company's business consists of gathering deposits from the general public within its market area and investing those deposits primarily in loans, debt obligations issued by the U.S. Government and its agencies, and mortgaged-backed securities. The Company's loans are mainly residential one-to-four family mortgage loans. More recently, the Company has diversified its lending by increasing its number of automobile loans and real estate and non-real estate commercial loans. The increased emphasis on non-real estate lending, which had been gradual, has accelerated in the past two years. Although real estate loans grew by $4.2 million in the 2000 fiscal year, their percentage of total loans declined by 4.2% to 77.6% of total loans at September 30, 2000.

         The Company's revenues come principally from interest on loans and securities. The Company's primary source of funds are deposits, borrowing from the Federal Home Loan Bank ("FHLB")and proceeds from principal and interest payments on loans and investment securities. At September 30, 2000, the Company had $74.9 million in assets, $46.8 million in deposits and $16.0 million in total equity.

         The Company's offices are located at 42 Church Street, Gouverneur, New York 13642. Our telephone number is (315) 287-2600.

FORWARD-LOOKING STATEMENTS

         When we use words or phrases like "will probably result," "we expect," "will continue," "we anticipate," "estimate," "project," "should cause," or similar expressions in this annual report or in any press releases, public announcements, filings with the Securities and Exchange Commission or other disclosures, we are making "forward-looking statements" as described in the Private Securities Litigation Reform Act of 1995. In addition, certain information we provide, such as analysis of the adequacy of our analysis for loan losses or an analysis of the interest rate sensitivity of our assets and liabilities, is always based on predictions of the future. From time to time, we may also publish other forward-looking statements about anticipated financial performance, business prospects, and similar matters.

         The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. We want you to know that a variety of future events could cause our actual results and experience to differ materially from what we anticipate when we make our forward-looking statements. Some of the risks and uncertainties that may affect our operations, performance, development and results, the interest rate sensitivity of our assets and liabilities, and the adequacy of our allowance for loan losses, include, without limitation: (i) local, regional, national or global economic conditions which could cause an increase in loan delinquencies, a decrease in property values, or a change in the housing turnover rate; (ii) changes in market interest rates or changes in the speed at which market interest rates change; (iii) changes in laws and regulations affecting us; changes in competition; and changes in consumer preferences.

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

MARKET AREA

         The Bank, a community oriented savings and loan association which was chartered in 1892, has been headquartered in the Town and Village of Gouverneur since its formation. Its deposits are insured up to the applicable limits by the Federal Deposit Insurance Corporation ("FDIC"). Through the Bank's full service office, the Company services a primary market area consisting of southern St. Lawrence County and northern Jefferson and Lewis Counties in New York State. Based on the 1990 census data, the Company estimates that the population in this market area is approximately 100,000. The Company's market area is predominately rural with many small towns. The population of the service area works in diverse industries, including manufacturing, agriculture, retail trades, construction, mining, health care, education and government service. The largest private employers in the market area are two mining companies and a paper mill. Fort Drum, a major military installation, is located at the southern edge of the Company's primary market area. The Company estimates that its share of the residential mortgage lending market in its market area is approximately 10% to 15%. We estimate that our share of all bank deposits in our market area is approximately 25%.

         Economic and demographic conditions in the Company's market area may make implementation of the Company's operating strategy more difficult. Per capita income and median home values are below New York State and national levels in all three counties surrounding the Company. Unemployment in each of the three counties in the Company's market area is higher than statewide and national unemployment rates. A recent announcement that a paper mill located in the southern part of the Company's market area will close is expected to adversely affect the local economy, although it is not known what the full impact of this closing, including the possible loss of jobs, will mean to the Company. A major expansion of the Fort Drum facility may improve local economic conditions. However, since Fort Drum is on the edge of our market area the expansion may not benefit the Company. Furthermore, the local population is both declining and aging. These conditions are believed to extend to communities adjoining the Company's market area as well. In order to grow the Bank by expanding its customer base, in August 1999, the Company opened a loan production office in Alexandria Bay, New York on the St. Lawrence River to pursue lending opportunities in adjoining communities.

COMPETITION

     The Company's principal competitors for deposits are other savings and loan associations, savings banks, commercial banks and credit unions in the Company's market area, as well as money market mutual funds, insurance companies and securities brokerage firms, many of which are substantially larger in size than the Company. The Company's competition for loans comes principally from savings banks, savings and loan associations, commercial banks, mortgage bankers, finance companies and other institutional lenders. Direct or indirect competition for loans from nationally recognized secondary market lenders has increased in recent years, having the effect of both reducing the Company's market share and driving down the interest rates it can earn on residential mortgages. The Company's principal methods of competition include loan and deposit pricing, flexible underwriting which permits variation from secondary market underwriting requirements when believed appropriate, maintaining close ties with its local community, advertising and marketing programs and providing personalized services.

         The Company faces competition from other financial institutions which may have much greater financial and marketing resources. However, the Company believes it benefits from its community bank orientation as well as its relatively high core deposit base. Recent acquisitions of other banks in central New York by larger institutions may have also given the Company a competitive edge among those local residents who prefer doing business with a local company.

LENDING ACTIVITIES

         Loan Portfolio Composition. The Company's loans consist primarily of mortgage loans secured by one-to-four family residences. At September 30, 2000, the Company had total loans of $54.6 million, of which $36.6 million, or 67.1%, were one-to-four family first lien residential mortgage loans. The Company had an additional $791,000 of home equity loans and home equity lines of credit outstanding, or 1.5% of total loans, secured by subordinate liens on one-to-four family residences. In recent years, the Company has focused on increasing its level of auto loans, commercial loans and commercial mortgage loans to expand its business, increase its yields and improve interest rate sensitivity. At September 30, 2000, commercial loans totaled $5.8 million, of which $4.6 million were commercial mortgage loans and $1.2 million were other commercial loans. The Company increased auto loans by 62.0% from last year to $8.6 million, or 15.8% of total loans. There was a slight increase in the number of other consumer loans from last year to $2.1 million, or 3.8% of total loans. The remainder of the Company's loans consisted of passbook and construction loans. The Company's ratio of loans to total assets was 72.5% at September 30, 2000.

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

                                                                        At September 30,
                            -------------------------------------------------------------------------------------------------------
                                  2000                 1999                  1998                  1997                  1996
                            ----------------     -----------------     -----------------     -----------------     ----------------
                                     Percent               Percent               Percent               Percent              Percent
                            Amount   of Total    Amount    of Total    Amount    of Total    Amount    of Total    Amount   of Total
                            -------   ------     -------    ------     -------    ------     -------    ------     -------   ------
                                                                  (Dollars in thousands)
Real estate loans:
  Residential ...........   $36,640    67.13%    $33,320     71.50%    $28,834     80.71%    $28,896     81.85%    $28,378    84.61%
  Home equity ...........       791     1.45%        771      1.65%        835      2.34%        823      2.33%        473     1.41%
  Commercial real estate.     4,593     8.41%      3,748      8.04%      1,578      4.42%      1,825      5.17%      2,079     6.20%
  Construction ..........       331     0.61%        296      0.64%        124      0.35%        308      0.87%        142     0.42%
                            -------   ------     -------    ------     -------    ------     -------    ------     -------   ------

  Total real estate loans    42,355    77.60%     38,135     81.83%     31,371     87.82%     31,852     90.22%     31,072    92.64%


Other loans:
  Passbook loans ........       389     0.71%        411      0.88%        323      0.91%        475      1.36%        439     1.31%
  Automobile loans ......     8,594    15.75%      5,306     11.38%      2,166      6.06%      1,283      3.63%        426     1.27%
  Other consumer loans ..     2,059     3.77%      2,045      4.39%      1,384      3.87%      1,613      4.57%      1,603     4.78%
  Commercial loans ......     1,181     2.17%        707      1.52%        477      1.34%         81      0.23%         --     0.00%
                            -------   ------     -------    ------     -------    ------     -------    ------     -------   ------

Total other loans .......    12,223    22.40%      8,469     18.17%      4,350     12.18%      3,452      9.78%      2,468     7.36%

Total loans .............    54,578   100.00%     46,604    100.00%     35,721    100.00%     35,304    100.00%     33,540   100.00%
                            -------              -------               -------               -------               -------

  Deferred loan costs (fees),
    Net..................       382                  187                   (30)                  (51)                 (102)
  Allowance for loan
    losses...............      (663)                (620)                 (484)                 (403)                 (479)
                            -------              -------               -------               -------               -------

Total loans, net.........   $54,297              $46,171               $35,207               $34,850               $32,959
                            =======              =======               =======               =======               =======

         Residential Mortgage Loans. Substantially all of the Company's residential mortgage loan originations are fixed-rate mortgage loans with terms up to 25 years, but predominantly from 15 to 20 years. The Company also offers adjustable-rate mortgage loans. The adjustable-rate residential mortgage portfolio is $5.6 million, or 15.3% of the Company's $36.6 million of residential mortgage loans. Customer preference has strongly favored fixed-rate mortgage loans and most of the adjustable rate loans have fixed rates for the first five years of the loan term.

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

         The Company obtains independent appraisals on all residential first mortgage loans and attorneys' opinions of title are required at closing. Current surveys are generally not required because the Company believes that the cost of obtaining a survey in the local market is not justified by the risks involved. In most cases, the Company accepts the attorney's title opinion rather than requiring title insurance on residential mortgage loans. This practice has not resulted in losses. Private mortgage insurance is required on loans with a loan to value ratio in excess of 90% and is usually required on loans with loan to value ratios between 80% and 90% depending upon other circumstances. For the past three years, real estate tax escrows have been required on all mortgage loans. Previously, tax escrows were required only on loans with loan to value ratios in excess of 85%.

         Although fixed-rate mortgage loans may adversely affect the Company's net interest income in periods of rising interest rates, the Company originates such loans to satisfy customer demand. Such loans are generally originated at higher interest rates than those offered on adjustable mortgage loans originated at the same time. Therefore, during periods of level interest rates, they tend to provide higher yields than adjustable loans. Fixed-rate residential mortgage loans originated by the Company generally include due-on-sale clauses permitting the Company to demand payment in full if the borrower sells the property without the Company's consent. Due-on-sale clauses are an important means of adjusting the rates of the Company's fixed-rate mortgage loan portfolio, and the Company has generally exercised its rights under these clauses.

         Adjustable mortgage loans are offered with interest rates that adjust annually based on the one-year treasury bill index, plus 2.75%. Most of these loans have initial five-year periods with a fixed interest rate, after which the rate adjusts annually. Interest rate adjustments are generally limited to 2% per year for one-year adjustable loans. There is normally a lifetime maximum interest rate adjustment measured from the initial interest rate, of 5%. Credit risks on adjustable rate loans are somewhat greater than on fixed-rate loans primarily because, as interest rates rise, so do borrowers' payments, increasing the potential for default.

         The lack of title insurance and surveys, coupled with a more flexible approach in analyzing borrower credit-worthiness, means that a portion of the Company's residential mortgage loan portfolio may not be salable at par to major secondary market purchasers. The Company may elect in the future, to develop a secondary market lending operation complying with secondary market criteria in order to capture loan opportunities now being pursued by other lenders in its marketplace. Management intends to continue to emphasize the origination of mortgage loans secured by one-to-four family residences while at the same time seeking to expand the Company's portfolio of other loan types.

         Home Equity Loans. The Company offers a home equity line of credit secured by a residential one-to-four family mortgage, usually a second lien. The Company has sought to increase its volume of these revolving credit loans because the adjustable rates help improve the interest rate sensitivity of the Company's assets. These loans provide for an initial advance period of ten years, during which the borrower pays 1/240th of the outstanding principal balance, plus interest, each month, and can borrow, repay, and re-borrow the principal balance. This is followed by a repayment period of ten years, during which the balance of the loan is repaid in principal and interest installments.

         The Company also offers home equity junior mortgage loans that are fully advanced at closing and repayable in monthly principal and interest installments over a period generally not to exceed 10 years. Customers in the local market tend to prefer these loans to adjustable rate revolving credit home equity loans because, the Company believes, they like the stability of the fixed interest rate more than the flexibility of a line of credit.

         The maximum loan to value ratio, including prior liens, is 75% for junior mortgage loans. At September 30, 2000, the Company had $598,000 in outstanding advances on home equity lines of credit, $519,000 of unused home equity lines of credit and $383,000 in regular amortizing home equity loans.

         Commercial Mortgage Loans. The Company had a portfolio of $4.6 million of commercial mortgage loans at September 30, 2000. This category of loans increased by $844,000, or 22.5 % during the twelve months ended September 30, 2000. The Company offers such loans in order to diversify risk, obtain higher yields ordinarily associated with commercial mortgage loans, and benefit from the improved interest rate sensitivity of loans with shorter terms.

         The Company offers commercial mortgage loans with loan-to-value ratios up to 70%. The Company offers both fixed and adjustable rate commercial mortgage loans, with 22.4% of the Company's commercial mortgage loan balances maturing after September 30, 2001 having adjustable interest rates.

         The Company generally requires a debt service coverage ratio of at least 120% and the personal guarantee of the principals of the borrower as additional security. The Company also requires an appraisal by an independent appraiser. Attorneys' opinions of title are used instead of title insurance for commercial mortgage loans, but the Company has not experienced losses as a result of this practice.

         Loans secured by commercial properties generally involve a greater degree of risk than one-to-four family residential mortgage loans. Because payments on such loans are often dependent on successful operation or management of the properties, repayment may be subject to a greater extent to adverse conditions in the real estate market or the economy. We feel that the additional risk associated with this type of lending is acceptable since the Bank's strong capital position is more than sufficient to absorb losses, and because we seek to minimize these risks through our underwriting policies. The Company evaluates the qualifications and financial condition of the borrower, including credit history, profitability and expertise, as well as the value and condition of the underlying property. The factors considered by the Company include net operating income; the debt coverage ratio (the ratio of cash net income plus interest to debt service); and the loan to value ratio. When evaluating the borrower, the Company considers the financial resources and income level of the borrower, the borrower's experience in owning or managing similar property and the Company's lending experience with the borrower. The Company's policy requires borrowers to present evidence of the ability to repay the loan without having to resort to the sale of the mortgaged property.

         Construction Loans. The Company offers residential single-family construction loans primarily to persons who intend to occupy the property upon completion of construction. The loans automatically convert to regular amortizing loans after construction is complete. Proceeds of the construction loan are advanced in stages as construction is completed. The loans generally provide for a construction period of not more than twelve months during which the borrower pays interest only. In recognition of the risks involved in such loans, the Company carefully monitors construction through regular inspections. At September 30, 2000, the Company had $331,000 of construction loans. Construction loan levels tend to increase during the summer because of the seasonal nature of residential construction, but even during the summer these loans generally do not represent more than 1% of the Company's loan portfolio. Occasionally, the Company makes construction loans for purposes other than the construction of the borrower's residence when appropriate opportunities arise.

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

         The Company offers auto loans for both new and used cars. The loans have fixed rates with maturities of not more than five years. At September 30, 2000, the Company had $8.6 million of auto loans, 62.0% higher than the level only one year earlier. Auto loans are offered in amounts up to 100% of the purchase price of the car. The Company evaluates the credit and repayment ability of the borrower as well as the value of the collateral in determining whether to approve a loan.

         Other Consumer Loans. The Company also makes fixed-rate consumer loans either unsecured or secured by savings accounts or other consumer assets. Consumer loans generally have terms not exceeding five years, but home improvement loans are offered with terms up to fifteen years, although most have terms not exceeding ten years. Other consumer loans totaled $2.4 million at September 30, 2000. Other consumer loans generally have higher interest rates than mortgage loans. The shorter terms to maturity are helpful in managing the Company's interest rate risk. Applications for these loans are evaluated based upon the borrower's ability to repay and the value of any collateral.

         Commercial Loans. The Company offers commercial non-mortgage loans to local businesses for working capital, machinery and equipment purchases, expansion, and other business purposes. These loans generally have higher yields than mortgages loans, and include installment equipment financing with terms that generally do not exceed seven years, short-term working capital loans, and commercial lines of credit with annual reviews. The Company offers fixed and adjustable rate commercial loans, with fixed rates being more prevalent. The Company had $1.2 million of such loans at September 30, 2000, compared to $707,000 on September 30, 1999, an increase of 67.0%. The Company is aggressively marketing such loans to businesses in its market area. The Company offers these loans in order to diversify its product offerings, maintain and seek to expand market share in light of increased competition, improve yields and improve the interest rate sensitivity of its assets.

         Applications for these loans are generally evaluated based upon the borrower's ability to repay the loan from ongoing operations. The loans normally present greater risks than mortgage loans because the collateral, if any, is often rapidly depreciable, easier to conceal and of limited value to other companies. Furthermore, changes in economic conditions and other factors outside the control of the Company, and often outside the control of the commercial borrowers, can often have a substantial effect on delinquencies. Therefore, the Company monitors these credits on an ongoing basis after the loan to be able to address any credit problems promptly if they occur.

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

         All of the Company's lending is subject to its written, nondiscriminatory underwriting standards and to loan origination procedures prescribed by the Company's Board of Directors. Loan officers have individual authority to make secured and unsecured loans up to amounts set by the Board. Loans greater than $75,000, up to $150,000 require loan committee approval. Loans ranging from $150,000 up to $250,000 require Large Loan Committee approval (the Large Loan Committee consists of three outside directors and the President). Loans exceeding $250,000 must be approved by the full Board of Directors.

         Under federal law and applicable OTS regulations, we may not lend more than 15% of our capital to any one borrower, with additional loans up to 10% of capital being permitted if the additional loans are secured by readily marketable collateral. At September 30, 2000, the Company's largest loan was a mortgage loan secured by a first lien on residential rental units located in the Company's market area and had a balance of $637,000. This loan was also the Company's largest loan relationship, combining all loans to a single borrower or related group of borrowers, and was substantially below our regulatory loan limit to one borrower of $2.07 million. At year-end, this loan was current and performing in accordance with its terms

         The Company neither purchases nor sells loans. The Company does not service loans for other lenders and the Company has never purchased loan-servicing rights, nor do we have plans to do so in the foreseeable future.

         The following table shows the contractual maturity of the Company's loan portfolio at September 30, 2000. Loans are shown as due based on their contractual terms to maturity. Adjustable rate loans are shown as maturing when the final loan payment is due without regard to rate adjustments. The table does not show the effects of loan amortization, possible prepayments or enforcement of due-on-sale clauses. Non-performing loans are shown as being due based upon their contractual maturity without regard to acceleration due to default.

                                     Home
                     Residential  equity and  Commercial     Other
                       Mortgage  construction  Mortgage      Loans       Total
                       ---------   ---------   ---------   ---------   ---------
                                             (In thousands)

Amounts due:
  Within 1 year        $     126   $       0   $     653   $     864   $   1,643
     1 to 2 years            226          10          41         830       1,107
     2 to 3 years            696          11          73       2,569       3,349
     3 to 5 years          1,660          33         455       7,252       9,400
   5 to 10 years           9,727         329       1,411         708      12,175
  over 10 years           24,205         739       1,960          --      26,904
                       ---------   ---------   ---------   ---------   ---------
    Total loans        $  36,640   $   1,122   $   4,593   $  12,223   $  54,578
                       =========   =========   =========   =========   =========


         The following table shows, as of September 30, 2000, the amount of loans due after September 30, 2001, and whether they have fixed interest rates or adjustable interest rates.

                                           Fixed      Adjustable
                                           Rates        Rates        Total
                                         ---------    ---------    ---------
                                                   (In thousands)

          Residential mortgage           $  30,940    $   5,574    $  36,514
          Home equity
            and construction                   561          561        1,122
          Commercial mortgage                3,057          883        3,940
          Other Loans                       10,980          379       11,359
                                         ---------    ---------    ---------
               Total                     $  45,538    $   7,397    $  52,935
                                         =========    =========    =========


ASSET QUALITY

         Delinquency Procedures. When a borrower fails to make a required payment on a mortgage loan, the Company attempts to cure the deficiency by contacting the borrower. Late notices are sent when a payment is more than fifteen days past due and a late charge is generally assessed at that time. The Company attempts to contact personally any borrower who is more than 30 days past due. When a mortgage loan is 90 days past due, the Company sends a 30 days notice of acceleration and if the loan is not brought current by the end of that period, the loan is turned over to an attorney for collection, with foreclosure generally commenced within 30 to 60 days thereafter. A foreclosure action, if the default is not cured, generally leads to a judicial sale of the mortgaged real estate. If the borrower files a bankruptcy petition, the judicial sale is delayed and the foreclosure action cannot be continued until the Company obtains relief from the automatic stay provided by the bankruptcy code. The Company has experienced losses due to delays caused by borrower bankruptcy filings.

         If the Company acquires the mortgaged property at foreclosure sale or accepts a voluntary deed in lieu of foreclosure, the acquired property is then classified as real estate owned. At September 30, 2000, the Company had $91,000 of real estate owned, represented by four single-family residences. The Company seeks to dispose of these properties through real estate brokers. Due to adverse local economic conditions in the residential housing market, the disposition of real estate owned can take six months or more. When real estate is acquired in full or partial satisfaction of a loan, it is recorded at the lower of the principal balance of the loan or fair value less costs of sale. Any shortfall between that amount and the carrying value of the loan is then charged to the allowance for loan losses. Subsequent changes in the value of the property are charged to the expense of real estate operations. The Company is permitted to finance sales of real estate owned by "loans to facilitate," which may involve a lower down payment or a longer repayment term or other more favorable features than generally would be granted under the Company's underwriting guidelines. At September 30, 2000, the Company had $634,000 of "loans to facilitate," with one loan of $31,000 not current in accordance with its terms.

         Late notices are sent on all consumer loans when a payment is more than 10 days past due. When an automobile loan becomes 60 days past due, the Company seeks to repossess the collateral. If the default is not cured, then upon repossession the Company sells the automobile as soon as practicable by public notice and auction. The remaining balance of the loan is fully charged off when the loan is 120 days past due. When other types of non-mortgage loans become past due, the Company takes measures to cure defaults through contacts with the borrower and takes appropriate action, depending upon the borrower and the collateral, to obtain repayment of the loan. The Company had five repossessed assets totaling $20,000 at September 30, 2000.

         From time to time, the Company may give concessions to borrowers with past due loans in order to assist the borrowers in repaying their loans by restructuring the loan terms. These concessions generally involve lengthening the repayment term of an existing loan in order to reduce monthly payments. The Company generally does not agree to interest rate reductions or principal forgiveness in order to restructure a loan. At September 30, 2000, the Company had $640,000 of loans outstanding in which modifications had been made in order to assist the borrower in repaying the loan. All but three loans totaling $108,000 were current in accordance with their restructured terms at September 30, 2000.

         The following table sets forth the Company's loan delinquencies by type, by amount and by percentage of each loan category at September 30, 2000.

                                                  Loans Delinquent For:
                    ----------------------------------------------------------------------------
                            60-89 Days            90 Days or More        Total Delinquent Loans
                    ------------------------  ------------------------  ------------------------
                                    Percent                   Percent                   Percent
                                    of loan                   of loan                   of loan
                    Number  Amount  Category  Number  Amount  Category  Number  Amount  Category
                    ------  ------  --------  ------  ------  --------  ------  ------  --------
                                               (Dollars in thousands)
Real estate loans       23  $  439      1.04%     14  $  354      0.83%     37  $  793      1.87%
Other Loans             12      71      0.58%      6      55      0.45%     18     126      1.03%
                    ------  ------            ------  ------            ------  ------
     Total              35  $  510      0.93%     20  $  409      0.75%     55  $  919      1.68%
                    ======  ======            ======  ======            ======  ======

         The following table sets forth information with respect to the Company's non-performing assets (which generally include loans that are delinquent for 90 days or more and real estate owned) at the dates indicated. At September 30, 2000, there were no loans other than those included in the table below with regard to which management had information about possible credit problems of the borrower that caused management to seriously doubt the ability of the borrower to comply with present loan repayment terms. The ratio of non-performing assets to total assets was below 1% for the third straight year.


                                                            At September 30,
                                                  ------------------------------------

                                                  2000    1999    1998    1997    1996
                                                  ----    ----    ----    ----    ----
                                                         (Dollars in thousands)
          Non-accrual loans:
                    Real estate loans .........   $354    $196    $259    $553    $658

                    Other Loans ...............     55      25      --      12      39
                                                  ----    ----    ----    ----    ----
                    Total non-accrual loans ...    409     221     259     565     697


                    Real estate owned .........     91     169      51     157     149

                    Other repossessed .........     20      --      --      --      --
                                                  ----    ----    ----    ----    ----
                    Total repossessed .........    111     169      51     157     149

                    Total non-performing assets   $520    $390    $310    $722    $846

          Non-performing loans as a percent
          of  total loans .....................   0.75%   0.47%   0.73%   1.60%   2.08%

          Non-performing assets as a percent
          of total assets .....................   0.69%   0.56%   0.52%   1.31%   1.56%
                                                  ====    ====    ====    ====    ====

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

         The amount of additional interest income that would have been recorded on non-accrual loans had those loans been performing in accordance with their terms was approximately $15,000 for fiscal 2000, $11,000 for fiscal 1999 and $11,000 for fiscal 1998.

         Classified Assets. OTS regulations require that the Company classify its assets on a regular basis and establish prudent valuation allowances based on such classifications. In addition, in connection with examinations, OTS examiners have the authority to identify problem assets and, if appropriate, require that they be classified. There are three adverse classifications for problem assets: Substandard, Doubtful and Loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets, with the additional characteristics that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high probability of loss. An asset classified as Loss is considered not collectible and of such little value that its continuance as an asset on the financial statements of the Company is not warranted.

         Assets classified as Substandard or Doubtful require the Company to establish prudent valuation allowances. If an asset or portion thereof is classified as Loss, the Company must either establish a specific allowance for loss equal to 100% of the portion of the asset classified Loss or charge off such amount. If the Company does not agree with an examiner's classification of an asset it may appeal this determination. On the basis of management's review of its loans and other assets at September 30, 2000, the Company had $520,000 of assets classified as Substandard and $15,000 classified as Doubtful or Loss.

         Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risks inherent in the Company's loan portfolio and the general economy. The allowance for loan losses is maintained at an amount management considers adequate to cover loan losses deemed probable by our estimates. The allowance is based upon a number of factors, including asset classifications, economic trends, industry experience and trends, industry and geographic concentrations, estimated collateral values, management's assessment of the credit risk inherent in the portfolio, historical loan loss experience and the Company's underwriting policies. The Company evaluates, on a monthly basis, all loans identified as problem loans, including all non-accrual loans and other loans where management has reason to doubt collection in full in accordance with original payment terms. The Company considers whether the allowance should be adjusted to protect against risks associated with such loans. In addition, the Company applies fixed percentages for each category of performing loans not designated as problem loans to determine an additional component of the allowance to protect against unascertainable risks inherent in any portfolio of performing loans. Finally, the Company includes an unallocated component in its allowance to address general factors and general uncertainties such as changes in economic conditions and the inherent inaccuracy of any attempt to predict future default rates and property values based upon past experience.

         The analysis of the adequacy of the allowance is reported to and reviewed by the Board of Directors monthly. Management believes it uses a reasonable and prudent methodology to project potential future losses in the loan portfolio, and hence assess the adequacy of the allowance for loan losses. However, any such assessment is only an informed estimate and future adjustments may be necessary if economic conditions or the Company's actual experience differ substantially from the assumptions upon which the evaluation of the allowance was based. Furthermore, state and federal regulators, in reviewing the Company's loan portfolio as part of a future regulatory examination, may request the Company to increase its allowance for loan losses, thereby negatively affecting the Company's financial condition and earnings at that time. Moreover, future additions to the allowance may be necessary based on changes in economic and real estate market conditions, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of management's control.

         The following table analyzes activity in the Company's allowance for loan losses during the periods indicated.

                                                               Year Ended September 30,
                                                  ------------------------------------------------
                                                   2000       1999       1998      1997      1996
                                                  ------     ------     ------    ------    ------
                                                                (Dollars in thousands)
          Allowance, beginning of period          $  620     $  484     $  403    $  479    $  602
          Provision                                  158        162        130       250         0
          Charge-offs:
             Real estate                              55         40         87       312       154
             Other loans                             124         20         47        54        14
                                                  ------     ------     ------    ------    ------
                Total charge-offs                    179         60        134       366       171
          Recoveries:
             Real estate                              32         21         66        22        38
             Other loans                              32         13         19        18        10
                                                  ------     ------     ------    ------    ------
                Total recoveries                      64         34         85        40        48
                                                  ------     ------     ------    ------    ------
          Net charge-offs                            115         25         49       367       123

          Allowance, end of period                $  663     $  620     $  484    $  403    $  479
                                                  ======     ======     ======    ======    ======

          Allowance as a percent of total loans     1.21%      1.33%      1.35%     1.14%     1.43%
          Allowance as a percent of non-
              performing loans                    162.10%    280.54%    186.87%    71.33%    68.72%

            Ratio of net charge-offs to average
              loans outstanding                     0.23%      0.07%      0.14%     0.97%     0.38%

         The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                                                     At September 30,
                                         -----------------------------------
                                               2000                1999
                                         ----------------    ---------------
                                                  Percent             Percent
                                                  of Loans            of Loans
                                                  to Total            to Total
                                         Amount    Loans     Amount    Loans
                                         ------    ------    ------    ------
                                                (Dollars in thousands)
          ALLOWANCE ALLOCATED TO:
                  Real estate loans      $  363     54.75%   $  481     80.70%
                  Other loans               300     45.25%      139     19.30%
                                         ------    ------    ------    ------
                     Total allowance     $  963    100.00%   $  620    100.00%
                                         ======    ======    ======    ======


                                                              At September 30,
                                         --------------------------------------------------------
                                               1998                1997                1996
                                         ----------------    ----------------    ----------------
                                                  Percent             Percent             Percent
                                                  of Loans            of Loans            of Loans
                                                  to Total            to Total            to Total
                                         Amount    Loans     Amount    Loans     Amount    Loans
                                         ------    ------    ------    ------    ------    ------
                                                           (Dollars in thousands)
          ALLOWANCE ALLOCATED TO:
                  Real estate loans      $  394     87.82%   $  315     90.22%   $  416     92.64%
                  Other loans                90     12.18%       88      9.78%       63      7.36%
                                         ------    ------    ------    ------    ------    ------
                     Total allowance     $  484    100.00%   $  403    100.00%   $  479    100.00%
                                         ======    ======    ======    ======    ======    ======

ENVIRONMENTAL ISSUES

         The Company encounters certain environmental risks in its lending activities. Under federal and state environmental laws, lenders may become liable for costs of cleaning up hazardous materials found on property securing their loans. In addition, the presence of hazardous materials may have a substantial adverse effect on the value of such property as collateral and may cause economic difficulties for the borrower, causing the loan to go into default. Although environmental risks are usually associated with loans secured by commercial real estate, risks also may exist for loans secured by residential real estate if, for example, there is nearby commercial contamination or if the residence was constructed on property formerly used for commercial purposes. The Company attempts to control its risk by requiring a phase one environmental assessment by a Company approved engineer as part of its underwriting review for all mortgage loans other than those secured by one-to-four family residences.

         The Company believes its procedures regarding the assessment of environmental risk are adequate. As of September 30, 2000, the Company was unaware of any environmental issues with respect to any of its mortgage loans that would subject it to any material liability at this time. Hidden or future environmental contamination could adversely affect the values of properties securing loans in the Company's portfolio.

INVESTMENT ACTIVITIES

         General. The investment policy of the Company, which is approved by the Board of Directors, is based upon its asset/liability management goals and is designed primarily to provide satisfactory yields while maintaining adequate liquidity, a balance of high quality, diversified investments, and minimal risk. In recognition of the high level of fixed rate residential mortgage loans, the

Company has sought to limit its securities investments to those with adjustable rates or short terms to maturity. The Company's President implements the investment policy. All securities purchases and sales are reported to the Board of Directors each month.

         As required by Statement of Financial Accounting Standards ("SFAS") 115, securities are classified into three categories: trading, held-to-maturity and available-for-sale. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value with unrealized gains and losses included in trading account activities in the statement of income. Securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. All other securities are classified as available-for-sale. Available-for-sale securities are reported at fair value with unrealized gains and losses included, on an after-tax basis, as a separate component of accumulated other comprehensive income. The Company does not have a trading securities portfolio and has no current plans to maintain such a portfolio in the future. At September 30, 2000, the Company's securities portfolio included securities with a fair value of $11.4 million classified as available-for-sale and securities with an amortized cost of $4.2 million classified as held-to-maturity. The Company classifies each security in either the available-for-sale or the held-to-maturity categories when the security is purchased.

         Investment Securities. The Company's investment securities totaled $15.6 million at September 30, 2000, including $11.4 million classified as available-for-sale and $4.2 million classified as held-to-maturity. The Company invests primarily in debt securities issued by the United States Government and its agencies ($4.1 million at September 30, 2000), taxable and tax-exempt municipal securities ($2.0 million at September 30, 2000), and mortgage-backed securities issued or guaranteed by government-sponsored enterprises ($8.6 million at September 30, 2000). The Company has classified all recent purchases of investment securities as available-for-sale in order to maintain flexibility in managing its investments. Investment securities are purchased in order to invest funds that may be needed to make loans, to provide a source of liquidity if the need for funds arises, to manage interest rate sensitivity, and to take advantage of acceptable after-tax yields that are available when purchasing certain tax-exempt municipal securities. The Company purchases only investment grade debt securities and at September 30, 2000, none of its investment securities were in default or otherwise classified.

         The Company invests in mortgage-backed securities to supplement the yields on its loan portfolio. Substantially all of the mortgage-backed securities were issued, and are insured or guaranteed by the Federal National Mortgage Association ("Fannie Mae"), the Federal Home Loan Mortgage Corporation ("Freddie Mac") or the Government National Mortgage Association ("Ginnie Mae"). At September 30, 2000, the Company's mortgage-backed securities portfolio contained $4.4 million classified as available for sale and $4.2 million classified as held to maturity.

         The Company's mortgage-backed securities generally tend to have lower yields than the mortgage-backed securities held by some other financial institutions because the Company invests principally in short-term balloon or adjustable rate mortgage-backed securities which tend to have lower yields. The Company employs this investment strategy to manage cash flow and interest rate sensitivity.

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

         Equity Securities. At September 30, 2000, the Company had $837,000 in fair value of corporate equity securities represented by Freddie Mac common stock with an amortized cost of $16,000. In addition, the Company also had at September 30, 2000 a mutual fund investment classified as available for sale with a carrying value of $21,000. The mutual fund invests substantially all of its assets in mortgage-backed securities which are themselves qualified investments for the Company. Although the mutual fund does not qualify as a liquid asset because the terms to maturity of the underlying mortgage-backed securities are too long, the Company considers it a potential source of liquidity because it can be easily redeemed on a daily basis as and when funds are needed.

         At September 30, 2000, the Company also had $590,000 of stock in the Federal Home Loan Bank ("FHLB") of New York that was necessary for the Company to maintain its membership in the FHLB system. The stock is redeemable at par. The yield on this stock was 6.66% (annualized) for the year ended September 30, 2000.

         The following table sets forth certain information regarding the carrying value of the Company's available for sale and held to maturity portfolios at the dates indicated.


                                                         At September 30,
                                                   ---------------------------
                                                    2000      1999      1998
                                                  Carrying  Carrying  Carrying
                                                    Value     Value     Value
                                                   -------   -------   -------
                                                         (In thousands)
          SECURITIES AVAILABLE FOR SALE:
                    U.S. Government and
                      federal agency securities    $ 4,099   $ 4,357   $ 5,527
                    Mortgage-backed securities       4,436     5,300       258
                    Municipal securities             1,975     2,359       259
                                                   -------   -------   -------
                        Total debt securities       10,510    12,016     6,044

                    Corporate securities               837       887       888
                    Mutual funds                        21        68     3,614
                                                   -------   -------   -------
                       Total available for sale     11,368    12,971    10,546

             SECURITIES HELD TO MATURITY:
                      Mortgage-backed securities     4,205     6,009     7,707
                      Other securities                  58        10        10
                                                   -------   -------   -------
                         Total held to maturity      4,263     6,019     7,717
                                                   -------   -------   -------
                            TOTAL SECURITIES       $15,631   $18,990   $18,263
                                                   =======   =======   =======


     The table below sets forth certain information regarding the carrying value, weighted average yields and stated maturity of the Company's securities at September 30, 2000. There were no securities (exclusive of obligations of the U.S. Government and federal agencies) issued by any one entity with a total carrying value in excess of 10% of the Company's net worth at that date.

                                       One year         From one         From five          More than          Total
                                       Or less        to five years     to ten years        ten years        securities
                                   ---------------   ---------------   ---------------   ---------------   ---------------
                                  Carrying   Ave.   Carrying   Ave.   Carrying   Ave.   Carrying   Ave.   Carrying   Ave.     Market
                                    Value   Yield     Value   Yield     Value   Yield     Value   Yield     Value   Yield     Value
                                   -------  ------   -------  ------   -------  ------   -------  ------   -------  ------   -------
                                                                          (Dollars in thousands)
U.S. Government securities....     $   744   5.39%   $ 2,692   6.13%   $   663   6.21%   $    --   0.00%   $ 4,099   6.01%   $ 4,099
Mortgage-backed securities....       2,153   6.34%     4,510   6.64%     1,291   6.86%       687   7.44%     8,641   6.66%     8,581
Municipal securities..........         426   4.97%     1,054   5.83%        --   0.00%       495   5.92%     1,975   5.67%     1,975
     Other securities.........         916   1.63%        --   0.00%        --   0.00%        --   0.00%       916   1.63%       916
                                   -------           -------           -------           -------           -------           -------
     Total                         $ 4,239   5.02%   $ 8,256   6.45%   $ 1,954   6.64%   $ 1,182   6.80%   $15,631   6.11%   $15,571
                                   =======  ======   =======  ======   =======  ======   =======  ======   =======  ======   =======

SOURCES OF FUNDS

         General. The Company's primary source of funds is deposits. During 2000, the Company also used borrowings as a source of funds to improve leverage. In addition, the Company derives funds for loans and investments from loan and security repayments and prepayments and revenues from operations. Scheduled payments on loans and mortgage-backed and investment securities are a relatively stable source of funds, while savings inflows and outflows and loan and mortgage-backed and investment securities prepayments are significantly influenced by general interest rates and money market conditions. In general, the Company expects that it will continue to offer the same types of deposit products but also expects that it will continue to use FHLB advances as a source of funds to maximize the return on the additional capital raised through the sale of the Company's common stock.

         Deposits. The Company offers several types of deposit programs to its customers, including passbook savings accounts, NOW accounts, money market deposit accounts, checking accounts and certificates of deposit. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. The Company's deposits are obtained predominantly from its primary market area. The Company relies primarily on customer service and long-standing relationships with customers to attract and retain these savings deposits; however, market interest rates and rates offered by competing financial institutions significantly affect the Company's ability to attract and retain savings deposits. The Company does not use brokers to obtain deposits and has no brokered deposits. At September 30, 2000, the Company had $46.8 million of deposits.

         The Company prices its deposit offerings based upon market and competitive conditions in its market area. We generally price our deposit rates to be competitive with other institutions in our market area. Pricing determinations are made weekly by a committee of officers.

         The following table sets forth the distribution of the Company's deposit accounts at the dates indicated. The interest rates shown for non-time accounts are the rates in effect at September 30, 2000.

                                                              At September 30,
                                        ---------------------------------------------------------
                                              2000                1999                1998
                                        -----------------   -----------------   -----------------
                                                  Percent             Percent             Percent
                                        Amount    of Total  Amount    of Total  Amount    of Total
                                        -------   -------   -------   -------   -------   -------
                                                            (Dollars in thousands)
          NON-TIME ACCOUNTS:
            Savings and club accounts
              (3.0-3.5%) ............   $14,694     31.40%  $15,423     34.18%  $17,302     37.30%
            NOW and money market
              accounts (2.0-3.0%) ...     6,618     14.14%    6,449     14.30%    5,292     11.41%
            Demand accounts .........       621      1.33%      184      0.41%      210      0.45%
                                        -------   -------   -------   -------   -------   -------
            Total non-time accounts .    21,933     46.87%   22,056     48.89%   22,804     49.16%

          TIME ACCOUNTS:
            4.00 - 4.99% ............     1,703      3.64%   12,588     27.90%       --      0.00%
            5.00 - 5.99% ............    11,748     25.10%   10,201     22.61%   22,511     48.53%
            6.00 - 6.99% ............     7,071     15.11%      166      0.37%      410      0.89%
            7.00 - 7.99% ............     4,345      9.28%      102      0.23%      657      1.42%
                                        -------   -------   -------   -------   -------   -------
            Total time accounts .....    24,867     53.13%   23,057     51.11%   23,578     50.84%
                                        -------   -------   -------   -------   -------   -------

          Total deposits                $46,800    100.00%  $45,113    100.00%  $46,382    100.00%


         At September 30, 2000, the Company had $3.5 million in certificates of deposit with balances of $100,000 or more ("jumbo deposits"), representing 7.52% of all deposits.

         The following table sets forth the amount of certificates of deposit in denominations of $100,000 at September 30, 2000, and the remaining period to maturity of such deposits.

                                 Amount Due (In Thousands)
                                 -------------------------
                         In More Than   In More Than
           In 3 Months     3 up to 6     6 up to 12    In More Than
             or Less         Months        Months        12 Months     Total
             -------         ------        ------        ---------     -----
              $401            $590         $1,385         $1,143       $3,519

         Borrowings. During fiscal 2000, the Company incurred borrowings and invested these proceeds into additional loans. All advances were from the FHLB of New York and generally had short terms of twelve months or less with the entire principal balance repayable at maturity. The average balance of FHLB of New York outstanding loans payable during 2000 was $10.7 million and the average cost was 6.31%. The highest balance outstanding during the year was $11.8 million, while the outstanding balance at year-end was $10.8 million. In 1999, the average balance of loans payable to FHLB New York was $1.9 million at an average cost of 4.59%. The highest outstanding balance during the 1999 fiscal year was the ending balance of $7.4 million.

SUBSIDIARY ACTIVITIES

         The Company is permitted to own subsidiaries for certain limited purposes, generally to engage in activities that are permissible for subsidiaries of a bank holding company. The Company has no subsidiaries except for the Bank.

PERSONNEL

         At September 30, 2000, the Company had 21 full-time and two part-time employees. A collective bargaining unit does not represent employees, and the Company considers its relationship with its employees to be good.

REGULATION

GENERAL

         The Bank is a federal savings association subject to extensive regulation, examination, and supervision by the OTS, as its primary federal regulator and by the FDIC, as its deposit insurer. The Bank's deposit accounts are insured up to applicable limits by the Savings Association Insurance Fund of the FDIC, and the Bank is a member of the FHLB of New York. The OTS regulates the Company and Cambray MHC as savings and loan holding companies. The following discussion is not, and does not purport to be, a complete description of the laws and regulations applicable to the Company and the Bank. Any change in such laws or regulations by the OTS, the FDIC or Congress could materially adversely affect the Company and the Bank.

REGULATION OF FEDERAL SAVINGS ASSOCIATIONS

         Business Activities. The Bank's lending, investment and deposit powers come from the Home Owners' Loan Act, as amended (the "HOLA") and OTS regulations. These powers are also governed to some extent by the FDIC under the Federal Deposit Insurance Act and FDIC regulations. The Bank may make mortgage loans, commercial loans and consumer loans, and may invest in certain types of debt securities, and other assets. The Bank's lending and investment powers are subject to limits, including, among others, (a) a prohibition against acquiring any corporate debt security that is not rated in one of the four highest rating categories; (b) a limit of 400% of capital that can be invested in loans secured by non-residential real estate property; (c) a limit of 10% of assets that can be invested in commercial loans; (d) a limit of 35% of assets that can be invested in consumer loans, commercial paper and corporate debt securities; (e) a limit of 5% of assets which can be invested in non-conforming loans (loans in excess of limits specified in federal law); (f) a limit of the greater of 5% of assets or its total capital which can be invested in certain construction loans made for the purpose of financing what is or is expected to become residential property; and (g) a limit of 10% of assets that can be invested in personal property used for general leasing activities. The Bank may offer a variety of deposit accounts, including savings, certificate (time), demand and NOW accounts.

         Loans to One Borrower. Under the HOLA, federal savings associations are subject to the limits applicable to national banks on loans to a single borrower or a related group of borrowers. The Bank generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. Up to an additional 10% of unimpaired capital and surplus can be lent if the additional amount is fully secured by readily marketable collateral. At September 30, 2000, the Bank's regulatory limit on loans to one borrower was in excess of $2.0 million. At that date, the Bank's largest aggregate loans to one borrower was approximately $637,000.

         QTL Test. The HOLA requires the Bank to meet a qualified thrift lender, or "QTL" test. Under the QTL test the Bank must maintain at least 65% of its assets, after certain adjustments, in various types of loans made for residential and housing purposes, related investments, education, small business and credit card loans, and consumer loans and certain other loans and investments. The Bank satisfies the QTL test and the Bank anticipates that it will continue to satisfy the test in the future. If the Bank fails to satisfy the QTL test it will have to either restrict its activities or convert to a commercial bank charter.

         Capital Requirements. OTS regulations require that the Bank maintain tangible capital equal to 1.5% of total assets as adjusted under the OTS regulations, core capital equal to 3% of such adjusted total assets and total capital (core capital plus supplementary capital) equal to 8% of risk-weighted assets. The Bank's capital ratios at September 30, 2000 all substantially exceeded OTS minimum capital requirements, and those requirements do not now have a material effect on the Bank.

         Limitations on Capital Distributions. OTS regulates the amount of dividends and other capital distributions that the Bank may pay to the Company. In general, if the Bank will satisfy all OTS capital requirements both before and after the distribution, the Bank may make capital distributions to the Company in any year equal to the current year' s net income plus retained net income for the preceding two years. However, the Bank must notify the OTS of the distribution and the OTS may object on safety and soundness grounds.

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

         Community Reinvestment Act and Fair Lending Laws. Under the federal Community Reinvestment Act (the "CRA"), the Bank, consistent with its safe and sound operation, must help meet the credit needs of its entire community, including low and moderate income neighborhoods The OTS periodically assesses the Bank's compliance with CRA requirements. The Bank received a "satisfactory" CRA rating in its most recent OTS examination. The Bank must also comply with the Equal Credit Opportunity Act, which prohibit creditors from discrimination in their lending practices on bases specified in these statutes. The OTS and the Justice Department may take enforcement action against institutions that fail to comply with Fair Lending Laws.

         Transactions With Related Parties. The Bank is authorized by federal law to engage in transactions with its affiliates. In general, an affiliate of the Bank is any company that controls the Bank or any other company that is controlled by a company that controls the Bank, excluding the Bank's subsidiaries other than those that are insured depository institutions. The Bank may not (a) lend to any of its affiliates that is engaged in activities that are not permissible for bank holding companies and (b) purchase the securities of any affiliate other than a subsidiary. Transactions with any individual affiliate may not exceed 10% of the capital and surplus of the Bank and aggregate transactions with all affiliates may not exceed 20%. These restrictions do not impose material limits on the Bank's business activities.

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

         Insurance of Deposit Accounts. The Bank pays deposit insurance premiums to the FDIC. The amount of the premium depends upon the Bank's capital ratios and supervisory rating category. At present the Bank's capital ratios and supervisory rating are high enough that the Bank pays no regular deposit insurance premiums. However, the Bank must pay a share of the cost of the bonds issued in the late 1980s to recapitalize the now defunct Federal Savings and Loan Insurance Corporation, currently equal to approximately 0.02% of its insured deposits per year.

         Federal Home Loan Bank System. The Bank is a member of the FHLB of New York and uses it as a source for borrowing funds. The Company must own stock in the FHLB of New York at least equal to the greater of 1% of the principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year or 5% of its advances from the FHLB of New York. At September 30, 2000, we had $590,000 of capital stock of the FHLB New York, which satisfied this requirement and we had FHLB of New York borrowings totaling $10.8 million.

HOLDING COMPANY REGULATION

         General Powers. As a savings and loan holding company, we may engage in the following activities: (i) investing in the stock of a savings association;
(ii) acquiring a mutual association through the merger of such association into a savings association subsidiary of such holding company or an interim savings association subsidiary of such holding company; (iii) merging with or acquiring another holding company, one of whose subsidiaries is a savings association;
(iv) investing in a corporation, the capital stock of which is available for purchase by a savings association under federal law or under the law of any state where the subsidiary savings association or associations share their home offices; (v) furnishing or performing management services for a savings association subsidiary of such company; (vi) holding, managing or liquidating assets owned or acquired from a savings association subsidiary of such company;
(vii) conducting as insurance agency or escrow business; (viii) holding or managing properties used or occupied by a savings association subsidiary of such company; (ix) acting as trustee under deeds of trust; (x) any other activity (A) that the Federal Reserve Board, by regulation, has determined to be permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act of 1956, unless the Director, by regulation, prohibits or limits any such activity for savings and loan holding companies; or (B) in which multiple savings and loan holding companies were authorized (by regulation) to directly engage on March 5, 1987; and (x) purchasing, holding, or disposing of stock acquired in connection with a qualified stock issuance if the purchase of such stock by such savings and loan holding company is approved by the Director.

         Waivers of dividends by the Mutual Holding Company. Cambray MHC owns 57.6% of the stock of the Company. If Cambray MHC decides to waive its share of any dividend that the Bank is paying to its stockholders, Cambray MHC must notify the OTS. The OTS reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to any such waiver if: (i) the mutual holding company board of directors determines that such waiver is consistent with such directors' fiduciary duties to the mutual holding company's members, (ii) for as long as the savings association subsidiary is controlled by the mutual holding company, the dollar amount of dividends waived by the mutual holding company are considered as a restriction to the retained earnings of the savings association, which restriction, if material, is disclosed in the public financial statements of the savings association as a note to the financial statements; (iii) the amount of any dividend waived by the mutual holding company is available for declaration as a dividend solely to the mutual holding company, and, in accordance with SFAS 5, where the savings association determines that the payment of such dividend to the mutual holding company is probable, an appropriate dollar amount is recorded as a liability; and (iv) the amount of any waived dividend is considered as having been paid by the savings association in evaluating any proposed dividend under OTS capital distribution regulations.

         Conversion of the Mutual Holding Company to Stock Form. OTS regulations permit the Mutual Holding Company to convert from the mutual to the capital stock form of organization. The Board of Directors has no current intention or plans for such a transaction. In general, if such a transaction is undertaken, a new company would be formed to replace the Company and 57.6% of its stock would be offered to the depositors of the Bank and to the public. The other current stockholders of the Company would be entitled to receive 42.4% of the stock of the new company in exchange for the stock of the Company.

FEDERAL SECURITIES LAW

         The common stock of the Company is registered with the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934 (the "Exchange Act"). The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Exchange Act.

Item 2.  Description of Properties

         The Company conducts its business through its headquarters at 42 Church Street in the Town and Village of Gouverneur. The Company owns the premises. The net book value of the premises is $54,000. The Company believes its current facilities are barely adequate for its current needs and the Board of Directors of the Bank has established a committee to explore alternatives for expansion. However, no assessment of the cost of different expansion alternative has been made. The Company also operates a loan production office out of rented space in Alexandria Bay, New York. The book value of the premises is zero.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended September 30, 2000.


                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         Information contained under the caption "Common Stock" in the 2000 Annual Report to Stockholders included as Exhibit 13 hereto is herein incorporated by this reference.

Item 6.  Selected Financial Data

         Information contained under the caption "Selected Financial Data" in the 2000 Annual Report to Stockholders included as Exhibit 13 hereto is herein incorporated by this reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Information contained under the caption "Managements Discussion and Analysis of Financial Condition and Results of Operations" in the 2000 Annual Report to Stockholders included as Exhibit 13 hereto is herein incorporated by this reference.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

         Information contained under the caption "Quantitative and Qualitative Disclosure About Market Risk" in the 2000 Annual Report to Stockholders included as Exhibit 13 hereto is herein incorporated by this reference.

Item 8.  Financial Statements

         The following information appearing in the 2000 Annual Report to Stockholders included as Exhibit 13 hereto is herein incorporated by this reference.

         Report of Independent Public Accountants
         Consolidated Statements of Financial Condition as of September 30, 2000 and 1999.

         Consolidated Statements of Income for the Years Ended September 30, 2000, 1999 and 1998.
         Consolidated Statements of Shareholders' Equity and Comprehensive Income for Years Ended September 30, 2000, 1999 and 1998. Consolidated Statements of Cash Flows for Years Ended September 30, 2000, 1999 and 1998.
         Notes to Consolidated Financial Statements


         With the exception of the information expressly incorporated herein by reference, the Company's Annual Report to Stockholders for the year ended September 30, 2000, is not deemed filed as part of this Annual Report on Form 10-K.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
Financial Disclosure:    None


                                    PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors

         Information contained under the caption "The Election of Directors (introduction);" "The Election of Directors - The Board of Directors and Nominees;" "The Election of Directors - Nominees;" "The Election of Directors - Continuing Directors;" and "The Election of Directors - Meetings of the Board of Directors and Certain Committees" in the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on February 20, 2001, to be filed with the Commission within 120 days after the end of the fiscal year covered by this report is incorporated herein by this reference.

Executive Officers

         Information contained under the caption "The Election of Directors - Continuing Directors - Richard F. Bennett;" and "The Election of Directors - Executive Officers Who Are Not Directors" in the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on February 20, 2001, to be filed with the Commission within 120 days after the end of the fiscal year covered by this report, is incorporated herein by this reference.

     Compliance with Section 16(a)

         To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended September 30, 2000, all
Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners were complied with.

Item 11. Executive Compensation

         Information contained under the caption "Compensation" in the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on February 20, 2001, to be filed with the Commission within 120 days after the end of the fiscal year covered by this report, is incorporated herein by this reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         Information contained under the caption "Principal Owners of Our Common Stock" in the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on February 20, 2001, to be filed with the Commission within 120 days after the end of the fiscal year covered by this report is incorporated herein by this reference.

Item 13. Certain Relationships and Related Transactions

         Information contained under the caption "Compensation - Transactions With Directors and Officers in the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on February 20, 2001, to be filed with the Commission within 120 days after the end of the fiscal year covered by this report, is incorporated herein by this reference.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         (a) Financial statements and schedules

See consolidated financial statements listed in Item 8 hereof.

         There are no financial statement schedules which are required to be filed as part of this Form since they are not applicable.

         (b) Reports on Form 8-K

         The Company filed no reports on Form 8-K during the quarter ended September 30, 2000.

         (c) Exhibits

         See Index to Exhibits.


                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                        GOUVERNEUR BANCORP, INC.

Date: December 22, 2000                 By: /s/ RICHARD F. BENNETT
                                            ------------------------------------
                                            Richard F. Bennett President
                                            (Duly authorized representative)

In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 22, 2000                     /s/ RICHARD F. BENNETT
                                            ------------------------------------
                                            Richard F. Bennett, President, Chief
                                            Executive Officer and Director


December 22, 2000                           /s/ ROBERT TWYMAN
                                            ------------------------------------
                                            Robert Twyman, Vice President and
                                            Chief Financial Officer
                                            Principal financial and accounting
                                            officer


December 22, 2000                           /s/ CHARLES VANVLEET
                                            ------------------------------------
                                            Charles VanVleet, Vice President and
                                            Secretary


December 22, 2000                           /s/ RICHARD JONES
                                            ------------------------------------
                                            Richard Jones, Director


December 22, 2000                           /s/ FRANK LANGEVIN
                                            ------------------------------------
                                            Frank Langevin, Director

December 22, 2000                           /s/ ROBERT LEADER
                                            ------------------------------------
                                            Robert Leader, Director


December 22, 2000                           /s/ TIMOTHY MONROE
                                            ------------------------------------
                                            Timothy Monroe, Director


December 22, 2000                           /s/ JOSEPH PISTOLESI
                                            ------------------------------------
                                            Joseph Pistolesi, Director


December 22, 2000                           /s/ LARRY STRAW
                                            ------------------------------------
                                            Larry Straw, Director


                                INDEX TO EXHIBITS

                                                               Reference to
                                                               Previous Filing,
     Exhibit Number     Document                               If Applicable.
     --------------     --------                               -------------

         3(1)           Certificate of Incorporation                 **

         3(11)          Bylaws                                       **

         4              Form of Stock Certificate                    *

         10.1           Employee Stock Ownership Plan                *

         10.2           Stock Option Plan                            ***

         10.3           Management Recognition Plan                  ***

         13             2000 Annual Report to Stockholders

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