Form 10QSB
period 2000-12-31
GOUVERNEUR BANCORP INC
filed 2001-02-09
CIK 1063942

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended December 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ____________ to ____________

                        Commission file number 001-14910

                            GOUVERNEUR BANCORP, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


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


                    Issuer's telephone number (315) 287-2600

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

                                                    Outstanding at
          Class                                    December 31, 2000
-----------------------------                      -----------------
Common Stock, par value $ .01                          2,276,759

Transitional Small Business Disclosure Format (check one):

                                 Yes [ ] No [X]

                            GOUVERNEUR BANCORP, INC.
                                   FORM 10-QSB
                                TABLE OF CONTENTS

Gouverneur Bancorp, Inc. ("We" or the "Company") has elected to become a small business issuer effective with the filing of this quarterly report. The Company is eligible to be a small business issuer, as defined in Rule 12b-2 of the Exchange Act.

PART 1 - FINANCIAL INFORMATION

Item 1.    Financial Statements - Unaudited

           Consolidated Statements of Financial Condition at December
           31, 2000 and at September 30, 2000                                  4

           Consolidated Statements of Income for the three months
           ended December 31, 2000 and December 31, 1999                       5

           Consolidated Statements of Shareholders' Equity and
           Comprehensive Income for three months ended December 31,
           2000                                                                6

           Consolidated Statements of Cash Flows for the three months
           ended December 31, 2000 and 1999                                    7

           Notes to Consolidated Financial Statements                          8

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                           9

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings                                                  14

Item 6.    Exhibits and Reports on Form 8-K                                   14

                         PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

         The financial statements presented in this Form 10-QSB, beginning on the following page, reflect the consolidated financial condition and results of operations of the Company and its subsidiary Gouverneur Savings and Loan Association (the "Bank") operating in a mutual holding company structure since the Bank's reorganization on March 23, 1999.

                     GOUVERNEUR BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                           (In thousands) (Unaudited)

                                                                      December 31, September 30,
                                                                         2000          2000
                                                                      ----------    ----------
ASSETS:
Cash and due from banks                                               $    1,433    $    1,528
Interest-bearing deposits with other financial institutions                1,485         1,860
Securities available-for-sale, at fair value                              12,141        11,368
Securities held-to-maturity (fair value of $3,798 at December 31,
   2000 and $4,204 at September 30, 2000)                                  3,823         4,263
Loans, net of deferred fees                                               55,432        54,960
Less allowance for loan losses                                              (682)         (663)
                                                                      ----------    ----------
                         Loans, net
                                                                          54,750        54,297

Accrued interest receivable                                                  486           496
Federal Home Loan Bank stock, at cost                                        590           590
Premises and equipment, net                                                  301           298
Other assets                                                                 211           200
                                                                      ----------    ----------
                         Total assets                                 $   75,220    $   74,900
                                                                      ==========    ==========

LIABILITIES:
Deposits:  Demand                                                     $      497    $      621
           Savings and club                                               13,992        14,694
           Time certificates                                              25,548        24,867
           NOW and money market                                            6,644         6,618
                                                                      ----------    ----------
                         Total deposits                                   46,681        46,800
                                                                      ----------    ----------

Securities sold under agreements to repurchase                             7,800         7,300
Advances from the Federal Home Loan Bank of New York                       3,000         3,500
Other liabilities                                                          1,529         1,311
                                                                      ----------    ----------
                         Total liabilities                                59,010        58,911
                                                                      ----------    ----------

SHAREHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 1,000,000 shares
     authorized; none issued                                                  --            --
   Common stock, $.01 par value, 9,000,000 shares
     authorized; 2,384,040 shares issued                                      24            24
   Additional paid-in capital                                              4,544         4,550
   Retained earnings                                                      12,096        11,943
   Accumulated other comprehensive income                                    574           356
   Unallocated shares of Management Recognition Plan (MRP)                  (111)           41
   Unallocated shares of Employee Stock Ownership Plan (ESOP)               (374)         (382)
   Treasury Stock, at cost, 107,281 shares                                  (543)         (543)
                                                                      ----------    ----------
                         Total shareholders' equity                       16,210        15,989
                                                                      ----------    ----------
                         Total liabilities and shareholders' equity   $   75,220    $   74,900
                                                                      ==========    ==========

See accompanying notes to the consolidated financial statements.

                     GOUVERNEUR BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                (In thousands, except per share data) (Unaudited)

                                                                         Three Months Ended
                                                                            December 31,
                                                                      ------------------------
                                                                         2000          1999
                                                                      ----------    ----------
INTEREST INCOME:
     Loans                                                            $    1,185    $    1,030
     Securities                                                              237           271
     Other short-term investments                                             29            21
                                                                      ----------    ----------
                Total interest income                                      1,451         1,322

INTEREST EXPENSE:
     Deposits                                                                555           455
     Borrowings                                                              182           127
                                                                      ----------    ----------
                Total interest expense                                       737           582
                                                                      ----------    ----------

                Net interest income                                          714           740
Provision for loan losses                                                     30            39
                                                                      ----------    ----------
                Net interest income after provision for loan losses          684           701

NON-INTEREST INCOME
     Service charges                                                          27            22
     Other                                                                    38            42
                                                                      ----------    ----------
                Total non-interest income                                     65            64

NON-INTEREST EXPENSES
     Salaries and employee benefits                                          244           233
     Directors fees                                                           17            20
     Building, occupancy and equipment                                        52            58
     Data processing                                                          33            27
     Postage and supplies                                                     26            31
     Professional fees                                                        47            50
     Real estate owned                                                         8             7
     Other                                                                    70            94
                                                                      ----------    ----------
                Total non-interest expenses                                  497           520
                                                                      ----------    ----------

                Income before income tax expense                             252           245

Income tax expense                                                            99            96
                                                                      ----------    ----------
                Net income                                            $      153    $      149
                                                                      ==========    ==========

Earnings per common share - basic (Note 3)                            $     0.07    $     0.07
Earnings per common share - diluted (Note 3)                          $     0.07    $     0.07


See accompanying notes to the consolidated financial statements.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                           (In thousands) (Unaudited)

                                                                        Accumulated
                                                 Additional                Other
                                       Common      Paid In    Retained Comprehensive Unallocated Unallocated  Treasury
                                        Stock      Capital    Earnings     Income        MRP        ESOP        Stock       Total
                                      ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
Balance at
September 30, 2000                    $      24   $   4,550   $  11,943   $     356   $      41   $    (382)  $    (543)  $  15,989

ESOP shares released or committed
   to be released (1,586 shares)                                                                          8                       8

Common stock acquired by MRP
   (30,600 shares)                                                                         (163)                               (163)
Amortization of MRP                                                                           5                                   5
   MRP shares released                                   (6)                                  6                                  --

Comprehensive income:
   Change in net unrealized gain
      (loss) on securities available
      for sale, net of tax                                                      218                                             218

Net income                                                          153                                                         153
                                                                                                                          ---------

Total comprehensive income                                                                                                      371
                                      ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------

Balance at December 31, 2000          $      24   $   4,544   $  12,096   $     574   $    (111)  $    (374)  $    (543)  $  16,210
                                      =========   =========   =========   =========   =========   =========   =========   =========

                     GOUVERNEUR BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands) (Unaudited)

                                                                            Three Months Ended
                                                                                December 31,
                                                                          -----------------------
                                                                             2000         1999
                                                                          ----------   ----------
Cash flows from operating activities:
   Net Income                                                             $      153   $      149

   Adjustments to reconcile net income to net cash
      provided (used) by operating activities:
            Depreciation                                                          20           17
            Decrease in accrued interest receivable                               10           39
            Provision for loan losses                                             30           39
            Net amortization of premiums/discounts                                15           14
            Allocated and earned shares of MRP                                     5           --
            Allocated and earned shares of ESOP                                    8            2
            Increase (decrease) in other liabilities                              73         (215)
            (Increase) decrease in other assets                                   33          (27)
                                                                          ----------   ----------

                    Net cash provided by operating activities                    347           18
                                                                          ----------   ----------

Cash flows from investing activities:
   Net increase in loans                                                        (527)      (2,940)
   Proceeds from maturities and principal reductions of
      securities available for sale                                              518          389
   Purchases of securities available for sale                                   (942)        (172)
   Proceeds from maturities and principal reductions of
      securities held to maturity                                                439          381
   Additions to premises and equipment                                           (23)          (3)
   Purchase of Federal Home Loan Bank of New York stock                           --         (155)
                                                                          ----------   ----------

                    Net cash used in investing activities                       (535)      (2,500)
                                                                          ----------   ----------

Cash flows from financing activities:
   Net decrease in deposits                                                     (119)        (995)
   Net proceeds from short-term borrowing                                         --        3,400
   Purchases of common stock by Management Recognition Plan                     (163)          --
   Treasury stock purchased                                                       --         (543)
                                                                          ----------   ----------

                    Net cash provided by (used in) financing activities         (282)       1,862
                                                                          ----------   ----------

Net decrease in cash and cash equivalents                                       (470)        (620)
Cash and cash equivalents at beginning of period                               3,388        3,490
                                                                          ----------   ----------

Cash and cash equivalents at end of period                                $    2,918   $    2,870
                                                                          ==========   ==========

Supplemental disclosure of cash flow information:

Non-cash investing activities:
   Additions to real estate owned                                         $       44   $       35
Cash paid during the period for:
   Interest                                                                      772          531
   Income taxes                                                                   --           81

See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BUSINESS

         Gouverneur Bancorp, Inc. (the Company) operates as a savings and loan holding company. Its only subsidiary is Gouverneur Savings and Loan Association (the Bank). The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, the Bank. All material intercompany accounts and transactions have been eliminated in this consolidation.

2.       BASIS OF PRESENTATION

         The consolidated financial statements included herein reflect all adjustments, which are, in the opinion of management, of a normal recurring nature and necessary to present fairly the Company's financial condition and results of operations. The financial condition is presented as of December 31, 2000 and September 30, 2000, and the results of operations are for the three-month periods ended December 31, 2000 and 1999. The statement of shareholders' equity and comprehensive income is for the three months ended December 31, 2000 and the statements of cash flows are for the three months ended December 31, 2000 and 1999.

3.       EARNINGS PER SHARE

         Basic earnings per share is calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period. Unallocated shares held by the Company's ESOP are not included in the weighted average number of shares outstanding. Diluted earnings per share reflects the effects of common stock issuable upon exercise of dilutive stock options.

4.       IMPACT OF NEW ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board (FASB) issued ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.

         In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133. SFAS No. 137 defers the effective date of SFAS No. 133 by one year from fiscal years beginning after June 15, 1999 to fiscal years beginning after June 15, 2000.

         In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB No. 133. SFAS No. 138 amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities. This Statement shall be adopted concurrently with SFAS No. 133.

         In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. SFAS No. 140 replaces SFAS No. 125. The Statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001.

         The Company anticipates, based on current activities, the adoption of the above FASB Statements are not expected to have a material effect on the Company's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Gouverneur Bancorp, Inc. ("We" or the "Company") is a corporation organized under the laws of the United States in March 1999, in connection with the reorganization of its wholly owned subsidiary, Gouverneur Savings and Loan Association (the "Bank"), into a mutual holding company structure. The Company's assets consist primarily of all the outstanding capital stock of the Bank and cash of $873,000 at December 31, 2000. The Company's principal business is the ownership of the Bank. At December 31, 2000, Cambray Mutual Holding Company ("Cambray MHC"), the Company's parent mutual holding company, held 1,311,222 shares or 57.6% of the Company's common stock, and shareholders other than Cambray MHC held 965,537 shares or 42.4% of the issued and outstanding common stock. The Company is a savings and loan holding company registered with the Office of Thrift Supervision ("OTS") and subject to regulation under federal banking laws and regulations. In this document, references to the Company include the Bank, unless the context denotes otherwise. The terms "Registrant", "we", "our" or similar terms refer to Gouverneur Bancorp, Inc.

         The Bank has been and continues to be a community oriented financial institution offering a variety of financial services. The Bank attracts deposits from the general public and uses those deposits together with funds borrowed from the Federal Home Loan Bank ("FHLB") of New York, to make loans and other investments. Most of the loans are one to four family residential mortgages. More recently, the Company has diversified its lending by increasing the number of automobile loans and real estate and non-real estate commercial loans. Most of the loans are made to residents in the Bank's primary market area, which is southern St. Lawrence and northern Jefferson and Lewis counties in New York State. The Bank's deposit accounts are insured by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC"), and the Bank is subject to regulation by the FDIC and the OTS.

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

FORWARD-LOOKING STATEMENTS

         When we use words or phrases like "will probably result," "we expect," "will continue," "we anticipate," "estimate," "project," "should cause" or similar expressions in this 10-QSB or in any press releases, public announcements, filings with the Securities and Exchange Commission or other disclosures, we are making "forward-looking statements" as described in the Private Securities Litigation Reform Act of 1995. In addition, certain information we will provide in the future on a regular basis, such as analysis of the adequacy of our allowance for loan losses or an analysis of interest rate sensitivity of our assets and liabilities, is always based on predictions of the future. From time to time, we may also publish other forward-looking statements anticipated financial performance, business prospects, and similar matters.

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

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2000 AND SEPTEMBER 30, 2000.

         During the three months from September 30, 2000 through December 31, 2000, we increased our loan portfolio by $472,000, or 0.85%. This increase was the result of an increase of $814,000 in real estate loans combined with decreases of $50,000 in commercial loans, $116,000 in automobile loans and $176,000 in other consumer loans. We believe that the decrease in commercial, automobile and other consumer loans is attributable to increased energy costs and adverse weather conditions in our geographic area. Total assets increased $320,000, or 0.43% from $74.9 million at September 30, 2000 to $75.2 million at December 31, 2000. Scheduled principal and interest payments from our mortgage-backed securities were used to fund the additional loans. Our borrowed funds from FHLB of New York were $10.8 million on December 31, 2000 and September 30, 2000. We experienced a decrease in deposits of approximately $119,000, or 0.25% during the quarter. We believe this decrease can be attributed to normal run-off during the holiday season.

         Our shareholders' equity rose by $221,000 during the quarter as the result of a $218,000 increase in other comprehensive income and our net income of $153,000. The change in other comprehensive income was due to a rise in the market value of the shares of "Freddie Mac" stock we hold offset by a charge of $163,000 attributable to the purchase of 30,600 shares of our common stock by the Management Recognition Plan ("MRP") Trust. The MRP will purchase additional shares in the future to reach its full allotment of 42,912 shares.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999.

         General. Our net income for the three months ended December 31, 2000 was $153,000, an increase of $4,000, or 2.7%, over our net income for the same period last year. We recorded this increase because the provision for loan losses declined and we were able to reduce non-interest expense enough to more than offset a reduction in net interest income. Interest income increased by $129,000, while interest expense increased by $155,000 resulting in a decrease in net interest income of $26,000. The provision for loan losses was lower by $9,000 for the first quarter of this fiscal year versus last fiscal year primarily because loan growth has slowed. Decreases of $12,000 in loan costs & legal fees and $11,000 in commissions reduced other operating expenses by $23,000. The sum of the expense savings totals $32,000 and an increase of $1,000 in non-interest income left us with an increase in net income before income tax expense of $7,000, after deducting the $26,000 decline in net interest income.

         Interest Income. Interest income increased $129,000, or 9.8%, from the three months ended December 31, 1999 to the three months ended December 31, 2000. We generated the increase almost entirely as a result of increasing our average level of interest-earning assets over the past twelve months from $67.7 million at December 31,1999, to $71.8 million at December 31, 2000. The $4.1 million increase in average-earning assets was composed of a $7.0 million increase in the average balance of loans reduced by a decrease in the average balance in investment securities and other short-term investments of $2.9 million.

         The average interest rate we earned on our interest-earning assets was 27 basis points (0.27%.) higher in this year's quarter than last year. This was caused by the fact that the average rate earned on loans increased by 3 basis points (0.03%), the average rate earned on securities increased by 32 basis points (0.32%) and the average rate earned on other short-term investments increased by 104 basis points (1.04%). The average rate we earned on loans increased because we have increased interest rates. We continue to offer mortgage loans in which the borrower does not pay closing costs. The amortization of these costs is reflected as a reduction of loan interest income. We continue to offer mortgage loans in which the borrower does not pay closing costs. The amortization of these costs is reflected as a reduction of loan interest income. However, we have adjusted our pricing of this product to compensate for the additional expense. These costs are amortized over the life of the mortgage, although the borrower is responsible for the costs if the mortgage is paid off during the initial five years.

         Interest income on loans increased by $155,000. We estimate that the increase in loan yields by 3 basis points increased our interest income by $4,000 while the increase in the average balance of loans increased our interest income by $151,000.

         The increase in the average rates earned on securities was caused in part by the upward adjustment of adjustable-rate mortgaged-backed securities in the portfolio over the past year. The one-year adjustable-rate mortgage-backed securities helped reduce the interest rate sensitivity effects of our long-term fixed-rate mortgage portfolio. We estimate that the increase in the yield on our investment portfolio by 32 basis points increased interest income by $14,000, while a decrease in the average balance of securities decreased interest income by $48,000, resulting in a net decline in interest income of $34,000.

         Overall, we estimate that the increase in the average volume of interest-earning assets caused a $106,000 increase in interest income, while the increase in average interest rates resulted in a $23,000 increase in interest income for a total increase of $129,000 in interest income.

         Interest Expense. Interest expense increased $155,000 in the first quarter of fiscal 2001 versus fiscal 2000. We estimate that an additional interest cost of $55,000, resulted from an increase in the average volume of interest-bearing liabilities while a $100,000 increase in interest expense was caused by an increase in the average rate we paid on these liabilities. The largest increase in interest expense was $101,000 in certificates of deposit followed by a $55,000 increase in the cost of our borrowed funds from FHLB. The increase in the volume of interest-bearing liabilities was a result of increases in our average balance of borrowings and time certificates we have used to provide funds to grow our assets. The average balance of interest-bearing deposits was $1.8 million more in the 2001 fiscal quarter compared to 2000.

         Our average cost of funds increased by 80 basis points (0.80%) from 4.35% last year to 5.15% this year. The increase in the cost of borrowings and the increased average rate we paid on certificates of deposit and money market accounts increased our cost of funds.

         Net Interest Income. The net effect of the increases in interest income and interest expense was a $26,000 decrease in net interest income. Our interest rate spread (the difference between the average rate we earn and the average rate we pay) decreased by 53 basis points (0.53%). However, our net interest margin only decreased by 39 basis points to 3.95% in 2001, from 4.34% for the first quarter of 2000. Even though our spread decreased by 53 basis points, the reduction in our net interest margin to 39 basis points because of the effect of the increases in average commercial checking and average capital from last year to this year as no-cost funding sources.

         The average yield on our loans and securities portfolio increased as discussed above. The rise in the rate earned on our interest-earning assets by 27 basis points, was more than offset by the increase of 80 basis points in the average cost of funds and resulted in a $26,000 decrease in net interest income. We continue to offer attractive rates on our deposit products to maintain market share, but we are seeing rates begin to decrease. Our deposit rates are generally higher than the rates offered by the two other local commercial banks, except when they offer special CD promotions, and are comparable to or at the high end of rates offered by thrift institutions throughout the region.

         Average capital represented 22.4% of average interest-earning assets for the quarter ended December 31, 2000, while it represented 23.7% of average interest-earning assets for the same quarter in last year. The decrease in the capital ratio, which reflects an increase in leverage, is the result of the growth of our loan portfolio and the planned buyback of shares of our stock. Our ratio of average interest-earning assets to average interest-bearing liabilities decreased from 1.27 times in 2000 to 1.26 times in 2001.

         Provision for Loan Losses. The provision for loan losses results from our analysis of the adequacy of the allowance for loan losses. If we believe that the allowance should be higher, then we increase it, with a charge to provision for loan losses, which is an expense on our income statement. Our analysis of the adequacy of the allowance is always speculative, based upon the inherent risk of loss in the current loan portfolio and our assessment of how future circumstances will affect the ultimate realization of those losses. This analysis considers, among other things, default rates and the level of losses when our customers do not repay their loans. Estimates of future events, such as future interest rates, the health of the local and national economies and the effects of government policies, are also components of our analysis. If our predictions are inaccurate, then increases in the allowance may be necessary in future periods even if the level of our loan portfolio remains the same. Furthermore, the Office of Thrift Supervision may disagree with our judgments regarding the potential risks in our loan portfolio and could require us to increase the allowance in the future.

         For the three months ended December 31, 2000, we provided $30,000 for loan losses, compared to $39,000 in the same quarter last year. At December 31, 2000 and 1999, the ratio of our loan allowance to total loans was 1.24% and 1.33% respectively. At the beginning of this fiscal year the allowance was $663,000, or 1.21% of total loans, and we determined at the end of the quarter that the appropriate level for the allowance was $682,000. We had charge-offs during the quarter of $16,000 and recoveries of $5,000, so a $30,000 provision was necessary to reach the desired level for the allowance. Our level of non-accruing loans (generally loans past due 90 days or more) was $149,000 at December 31, 2000 compared to $409,000 at September 30, 2000.

         Non-interest Income. Our non-interest income was $1,000 higher in the 2001 quarter versus the 2000 quarter. Service charges and other fee income increases were reduced by lower loan fee income. We continue to work on ways to improve our non-interest income.

         Non-interest Expenses. Our non-interest expenses decreased by $23,000 from the 2000 quarter to the 2001 quarter. This decrease was primarily due to reduced costs of $12,000 in loan costs & legal fees and $11,000 in commission expense. At December 31, 2000, we had twenty-one full-time and two part-time employees, compared to twenty-two full time and one part-time employees at the end of December 1999. We believe that our current staff level can support additional growth.

         Income tax expense. Our income tax expense increased by $3,000, or 3.1%, comparing the first quarter of fiscal 2001 to the same quarter of fiscal 2000. The increased expense was the result of higher net income before income tax of $7,000, or 2.9%.

LIQUIDITY AND CAPITAL RESOURCES

         Our primary sources of funds are deposits, borrowings from the Federal Home Loan Bank, and proceeds from the principal and interest payments on loans and securities. Scheduled maturities and principal payments on loans and securities are predictable sources of funds. We can also control the funds available from borrowings. However, general economic conditions and interest rate conditions can cause increases or decreases in deposit outflows and loan pre-payments, which can also affect the level of funds we have available for investment.

         In general, we manage our liquidity by maintaining a sufficient level of short-term investments so funds are readily available for investment in loans when needed. During the three months ended December 31, 2000, we reduced our cash and cash equivalents by $470,000. We used this reduction to fund additional loans. We originated $3.6 million of new loans during the three months ended December 31, 2000. However, loans, net, after payments, charge-offs and transfers to real estate owned, increased by $453,000 during the period.

         Deposits decreased by $119,000 during the quarter ended December 31, 2000. As we discussed above, we believe the decrease was seasonal. In addition to factors within our control, such as our deposit pricing strategies and our marketing efforts, deposit flows are affected by the level of general market interest rates, the availability of alternate investment opportunities, general economic conditions, and other factors outside our control.

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

         We had $830,000 in outstanding commitments to make loans at December 31, 2000, along with $778,000 of unused home equity, commercial and overdraft lines of credit. We anticipate that we will have enough funds to meet our current loan commitments and to fund draws on the lines of credit through the normal turnover of our loan and securities portfolios. At December 31, 2000, we had $18.9 million of time certificates scheduled to mature within one year. We anticipate that we can retain substantially all of those deposits if we need to do so to fund loans and other investments as part of our efforts to grow and leverage our new capital.

         The OTS has minimum capital ratio requirements applying to the Bank, but there are no comparable minimum capital requirements that apply to us as a savings and loan holding company. At December 31, 2000, the Bank exceeded all regulatory capital requirements of the OTS applicable to it, with Tier I capital of $14.7 million, or 19.7% of average assets and with risk-based capital of $15.7 million, or 36.8% of risk-weighted assets. The Bank also had tangible capital of $14.7 million, or 19.7% of average tangible assets. The Bank was classified as "well capitalized" at December 31, 2000 under OTS regulations.

         OTS regulations require that the Bank maintain liquid assets equal to 4% of withdrawable accounts. This ratio is measured on a monthly basis. The Bank had a liquidity ratio of 12.0% for December 31, 2000.

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

         Item 6.  Exhibits and Reports on Form 8-K

            (a)   Exhibits

                     (11)  Calculation of Earnings per Share

            (b)   Reports on Form 8-K

                     No reports on Form 8-K have been filed during the quarter for which this report is filed.


                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Gouverneur Bancorp, Inc.


Date: February 9, 2001            By: /s/ RICHARD F. BENNETT
                                      ----------------------------------------
                                      Richard F. Bennett
                                      President and Chief Executive Officer
                                      (principal executive officer and officer
                                      duly authorized to sign on behalf of the
                                      registrant)

                                  By: /s/ ROBERT TWYMAN
                                      ----------------------------------------
                                      Robert Twyman
                                      Vice President and Chief Financial Officer
                                      (principal financial officer duly
                                      authorized to sign on behalf of the
                                      registrant)