Form 10QSB
period 2001-03-31
GOUVERNEUR BANCORP INC
filed 2001-05-09
CIK 1063942

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

                                YES [X]   NO [ ]

                                                                  Outstanding at
            Class                                                 March 31, 2001
            -----                                                 --------------
COMMON STOCK, PAR VALUE $ .01                                       2,276,759

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

                                YES [ ]   NO [X]

                            GOUVERNEUR BANCORP, INC.
                                   FORM 10-QSB
                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I -  FINANCIAL INFORMATION                                               3

Item 1.   Financial Statements - Unaudited                                    3

          Consolidated Statements of Financial Condition at March 31,
          2001 and at September 30, 2000                                      4

          Consolidated Statements of Income for the three and six
          months ended March 31, 2001 and March 31, 2001                      5

          Consolidated Statements of Shareholders' Equity and
          Comprehensive Income for six months ended March 31, 2001            6

          Consolidated Statements of Cash Flows for the six months
          ended March 31, 2001 and 2000                                       7

          Notes to Consolidated Financial Statements                          9

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.                                         10

PART II - OTHER INFORMATION                                                  17

Item 1.   Legal Proceedings                                                  17

Item 4.   Submission of Matters to a Vote of Security Holders                17

Item 6.   Exhibits and Reports on Form 8-K                                   18

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

                     GOUVERNEUR BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                           (In thousands) (Unaudited)

                                                                      March 31,    September 30,
                                                                        2001           2000
                                                                     ----------    -------------
ASSETS:
Cash and due from banks                                               $  1,311       $  1,528
Interest-bearing deposits with other financial institutions              1,439          1,860
Securities available-for-sale, at fair value                            18,734         11,368
Securities held-to-maturity (fair value of $3,454 at March 31, 2001
  and $4,204 at September 30, 2000)                                      3,428          4,263
Loans, net of deferred fees                                             55,111         54,960
Less: allowance for loan losses                                           (666)          (663)
                                                                      --------       --------
               Loans, net                                               54,445         54,297
Accrued interest receivable                                                472            496
Federal Home Loan Bank stock, at cost                                      820            590
Premises and equipment, net                                                309            298
Other assets                                                               205            200
                                                                      --------       --------
               Total assets                                           $ 81,163       $ 74,900
                                                                      ========       ========

LIABILITIES:
Deposits:  Demand                                                     $    551       $    621
           Savings and club                                             14,209         14,694
           Time certificates                                            25,965         24,867
           NOW and money market                                          6,413          6,618
                                                                      --------       --------
               Total deposits                                           47,138         46,800
Securities sold under agreements to repurchase                           8,400          7,300
Advances from the Federal Home Loan Bank of New York                     8,000          3,500
Other liabilities                                                        1,392          1,311
                                                                      --------       --------
               Total liabilities                                        64,930         58,911
                                                                      --------       --------

SHAREHOLDERS' EQUITY:
Preferred stock, $.01 par value, 1,000,000 shares
  authorized; none issued                                                   --             --
Common stock, $.01 par value,  9,000,000 shares
  Authorized; 2,384,040 shares issued                                       24             24
Additional paid-in capital                                               4,546          4,550
Retained earnings                                                       12,163         11,943
Accumulated other comprehensive income                                     516            356
Unallocated shares of Management Recognition Plan (MRP)                   (107)            41
Unallocated shares of Employee Stock Ownership Plan (ESOP)                (366)          (382)
Treasury Stock, at cost, 107,281 shares                                   (543)          (543)
                                                                      --------       --------
               Total shareholders' equity                               16,233         15,989
                                                                      --------       --------
               Total liabilities and shareholders' equity             $ 81,163       $ 74,900
                                                                      ========       ========

See accompanying notes to consolidated financial statements.

                     GOUVERNEUR BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                (In thousands, except per share data) (Unaudited)

                                                      Three Months Ended     Six Months Ended
                                                           March 31,             March 31,
                                                      ------------------    ------------------
                                                        2001       2000       2001       2000
                                                      -------    -------    -------    -------
INTEREST INCOME:
Loans                                                 $ 1,196    $ 1,098    $ 2,381    $ 2,128
Securities                                                308        267        545        538
Other short-term investments                               19         19         48         40
                                                      -------    -------    -------    -------
               Total interest income                    1,523      1,384      2,974      2,706

INTEREST EXPENSE:
Deposits                                                  554        452      1,109        907
Borrowings                                                200        165        382        292
                                                      -------    -------    -------    -------
               Total interest expense                     754        617      1,491      1,199
                                                      -------    -------    -------    -------

Net interest income                                       769        767      1,483      1,507
Provision for loan losses                                  20         --         50         39
                                                      -------    -------    -------    -------
Net interest income after provision for loan losses       749        767      1,433      1,468

NON-INTEREST INCOME:
Service charges                                            24         24         51         46
Net gain on sale of securities                             92         67         92         67
Other                                                      30         26         68         68
                                                      -------    -------    -------    -------
               Total non-interest income                  146        117        211        181

NON-INTEREST EXPENSES
Salaries and employee benefits                            267        256        511        489
Directors fees                                             12         29         29         49
Building, occupancy and equipment                          58         50        110        108
Data processing                                            29         27         62         54
Postage and supplies                                       22         22         48         53
Professional fees                                          40         58         87        108
Real estate owned                                           7         32         15         39
Other                                                      79         83        149        177
                                                      -------    -------    -------    -------
               Total non-interest expenses                514        557      1,011      1,077

Income before income tax expense                          381        327        633        572
Income tax expense                                        154        126        253        222
                                                      -------    -------    -------    -------
               Net income                             $   227    $   201    $   380    $   350
                                                      =======    =======    =======    =======

Earnings per common share - basic (Note 3)            $  0.10    $  0.09    $  0.17    $  0.16
Earnings per common share - diluted (Note 3)          $  0.10    $  0.09    $  0.17    $  0.16

See accompanying notes to consolidated financial statements

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                           (In thousands) (Unaudited)

                                                                          Accumulated
                                                                             Other
                                                    Additional              Compre-
                                          Common      Paid In    Retained   hensive  Unallocated  Unallocated  Treasury
                                           Stock      Capital    Earnings    Income       MRP        ESOP        Stock       Total
                                         --------   ----------   -------- ---------- -----------  -----------  --------    --------
Balance at
September 30, 2000                       $     24    $  4,550    $ 11,943   $    356   $     41    $   (382)   $   (543)   $ 15,989

ESOP shares released or committed
   to be released (3,294 shares)                            2                                            16                      18

Common stock acquired by MRP
   (30,600 shares)                                                                         (163)                               (163)
Amortization of MRP                                                                           5                                   5
MRP shares released                                        (6)                               10                                   4

Cash dividends declared
   ($.07 per share)                                                  (160)                                                     (160)
Comprehensive income:
   Change in net unrealized gain
      (loss) on securities available
      for sale, net of tax                                                       160                                            160

Net income                                                            380                                                       380
                                                                                                                           --------

Total comprehensive income                                                                                                      540
                                         --------    --------    --------   --------   --------    --------    --------    --------

Balance at March 31, 2001                $     24    $  4,546    $ 12,163   $    516   $   (107)   $   (366)   $   (543)   $ 16,233
                                         ========    ========    ========   ========   ========    ========    ========    ========

                     GOUVERNEUR BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASHFLOWS
                           (In thousands) (Unaudited)

                                                                         Six Months Ended
                                                                             March 31,
                                                                        -------------------
                                                                          2001       2000
                                                                        -------    --------
Cash flows from operating activities:
   Net Income                                                           $   380    $   350

   Adjustments to reconcile net income to net cash provided (used) by operating activities:
         Depreciation                                                        23         33
         Provision for loan losses                                           50         39
         Net gain on sales of securities                                    (92)       (67)
         Net amortization of premiums (discounts)                            30         28
         Allocation of MRP shares                                             9         10
         Allocation of ESOP shares                                           18          9
         Decrease in accrued interest receivable                             24         18
         Write down of real estate owned                                      7         32
         Proceeds from sale of real estate owned                             37         36
         Net loss on sale of real estate owned                               --          1
         (Increase) decrease in other assets                                 18        (23)
         Decrease in other liabilities                                      (25)      (408)
                                                                        -------    -------

            Net cash provided by operating activities                       479         58
                                                                        -------    -------

Cash flows from investing activities:
   Net increase in loans                                                   (265)    (4,895)
   Proceeds from sales of securities available for sale                      93         68
   Proceeds from maturities and principal reductions of securities
      available for sale                                                  2,145        827
   Purchases of securities available for sale                            (9,275)       (40)
   Proceeds from maturities and principal reductions of securities
      held to maturity                                                      834        773
   Additions to premises and equipment                                      (34)        (4)
   Purchase of Federal Home Loan Bank of New York stock                    (230)      (205)
                                                                        -------    -------

            Net cash used in investing activities                        (6,732)    (3,476)
                                                                        -------    -------

Cash flows from financing activities:

   Net increase (decrease) in deposits                                      338       (700)
   Net proceeds from borrowing                                            5,600      4,400
   Purchases of common stock by Management Recognition Plan                (163)        --
   Treasury stock purchased                                                  --       (543)
   Payment of cash dividend                                                (160)      (114)
                                                                        -------    -------

            Net cash provided by financing activities                     5,615      3,043
                                                                        -------    -------

            Net decrease in cash and cash equivalents                      (638)      (375)
                                                                        -------    -------

                                                                         Six Months Ended
                                                                             March 31,
                                                                        ------------------
                                                                         2001        2000
                                                                        -------    -------

Net decrease in cash and cash equivalents                                  (638)      (375)
Cash and cash equivalents at beginning of period                          3,388      3,490
                                                                        -------    -------

Cash and cash equivalents at end of period                              $ 2,750    $ 3,115
                                                                        =======    =======

Supplemental disclosure of cash flow information:

Non-cash investing activities:
   Additions to repossessed assets                                      $    67    $   123
Cash paid during the period for:
   Interest                                                               1,415      1,151
   Income taxes                                                              63        197

See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BUSINESS

     Gouverneur Bancorp, Inc. (the Company) operates as a savings and loan holding company. Its only subsidiary is Gouverneur Savings and Loan Association ("the Bank"). The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, the Bank. All material intercompany accounts and transactions have been eliminated in this consolidation.

2.   BASIS OF PRESENTATION

     The consolidated financial statements included herein reflect all adjustments, which are, in the opinion of management, of a normal recurring nature and necessary to present fairly the Company's financial condition and results of operations. The financial condition is presented as of March 31, 2001 and September 30, 2000, and the results of operations are for the three and six-month periods ended March 31, 2001 and 2000. The statement of shareholders' equity and comprehensive income is for the six months ended March 31, 2001 and the statements of cash flows are for the six months ended March 31, 2001 and 2000.

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

     We believe the implementation of SFAS No. 140 will not have a material impact on our financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Gouverneur Bancorp, Inc. ("We" or the "Company") is a corporation organized under the laws of the United States in March 1999, in connection with the reorganization of its wholly owned subsidiary, Gouverneur Savings and Loan Association (the "Bank"), into a mutual holding company structure. The Company's assets consist primarily of all the outstanding capital stock of the Bank and cash of $676,000 at March 31, 2001. The Company's principal business is the ownership of the Bank. At March 31, 2001, Cambray Mutual Holding Company ("Cambray MHC"), the Company's parent mutual holding company, held 1,311,222 shares or 57.6% of the Company's common stock, and shareholders other than Cambray MHC held 965,537 shares or 42.4% of the issued and outstanding common stock. The Company is a savings and loan holding company registered with the Office of Thrift Supervision ("OTS") and subject to regulation under federal banking laws and regulations. In this document, references to the Company include the Bank, unless the context denotes otherwise. The terms "Registrant", "we", "our" or similar terms refer to Gouverneur Bancorp, Inc.

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

     Our profitability depends, to a large extent, on our net interest income, which is the difference between the interest we receive on our interest earning assets, such as loans and investments, and the interest we pay on interest bearing liabilities, such as deposits and borrowings. Other categories of expenses generally include the provision for loan losses, salaries and employee benefits costs, net expenses on real estate owned and various categories of operational expenses. External factors, such as general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities, can have a substantial effect on profitability.

FORWARD-LOOKING STATEMENTS

     When we use words or phrases like "will probably result," "we expect," "will continue," "we anticipate," "estimate," "project," "should cause" or similar expressions in this 10-QSB or in any press releases, public announcements, filings with the Securities and Exchange Commission or other disclosures, we are making "forward-looking statements" as described in the Private Securities Litigation Reform Act of 1995. In addition, certain information we will provide in the future on a regular basis, such as analysis of the adequacy of our allowance for loan losses or an analysis of interest rate sensitivity of our assets and liabilities, is always based on predictions of the future. From time to time, we may also publish other forward-looking statements addressing anticipated financial performance, business prospects, and similar matters.

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

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2001 AND SEPTEMBER 30, 2000.

     During the six months from September 30, 2000 through March 31, 2001, we increased our loan portfolio by $151,000, or 0.27%. This increase was the result of an increase of $412,000 in real estate loans combined with decreases of $17,000 in commercial loans, $216,000 in automobile loans and $28,000 in other consumer loans. Scheduled principal and interest payments from our mortgage-backed securities were used to fund the additional loans. We believe that the small increase in real estate loans and the decreases in commercial, automobile and other consumer loans are attributable to adverse weather conditions in our geographic area. We believe it also reflects uncertainty on consumers' part as to how the recent decreases in interest rates by the Federal Reserve will affect them. Total assets increased $6,263,000, or 8.36% from $74.9 million at September 30, 2000 to $81.1 million at March 31, 2001. Our borrowed funds from FHLB of New York increased to $16.4 million on March 31, 2001 from $10.8 million on September 30, 2000. The new borrowings were invested in securities available for sale as part of our leveraging strategy.

     The increase in borrowed funds associated with our leveraging strategy from $3.9 million at September 30, 2000 to $10.0 million at March 31, 2001 had an immediate impact on our earnings because we also changed from short-term borrowings to callable advances from the FHLB offered at significantly lower rates. The callable advances are structured as 10-year/ 1-year loans. This means that they can be called after one year or quarterly thereafter at the FHLB of New York's option. If the advance is never called, we have borrowed the funds for ten years. If rates rise and the loans are called, we will evaluate borrowing options at that time and select the best option for replacing the borrowing. If rates decrease, there is the risk that the spread between the interest earned on the investments and the interest paid on the loans will decrease, or even become negative. We experienced an increase in deposits of approximately $338,000, or 0.72% during the six-month period. We believe this increase can be attributed to our competitive interest rates on time certificates.

     Our shareholders' equity rose by $244,000 during the six months as the result of a $160,000 increase in other comprehensive income and our net income of $380,000. The change in other comprehensive income was due to a rise in the market value of "available for sale" securities we hold. Equity was reduced by the payment of a cash dividend of $160,000 to our shareholders and a charge of $163,000 for the purchase of 30,600 shares of our common stock by the Management Recognition Plan ("MRP") Trust. The MRP will purchase additional shares in the future to reach its full allotment of 42,912 shares.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000.

     General. Our net income for the three months ended March 31, 2001 was $227,000, an increase of $26,000, or 12.9%, over our net income for the same period last year. We recorded this increase because both net interest income and non-interest income rose and we were able to reduce non-interest expense. Interest income increased by $139,000, while interest expense increased by $137,000 resulting in an increase in net interest income of $2,000. Non-interest income increased primarily because the gain on sale of securities was $25,000 higher this year than for last year's quarter.

     Even though we increased the provision for loan losses by $20,000 over last years' quarter, savings of $18,000 in professional fees and $25,000 in real estate owned expenses resulted in a savings of $23,000 for the period. This savings, combined with increases of $29,000 in non-interest income and $2,000 in net interest income increased net income before income tax by $54,000.

     Interest Income. Interest income increased $139,000, or 10.0%, from the three months ended March 31, 2000 to the three months ended March 31, 2001. We generated the increase almost entirely as a result of increasing our average level of interest-earning assets over the past twelve months from $69.0 million at March 31,2000, to $76.2 million at March 31, 2001. The $7.2 million increase in average-earning assets was composed of a $4.9 million increase in the average balance of loans plus an increase in the average balance in investment securities and other short-term investments of $2.3 million.

     The average interest rate we earned on our interest-earning assets was 3 basis points (0.03%.) higher in this year's quarter than last year. This resulted from increases in the average rate earned on loans of 1 basis point (0.01%), on securities of 17 basis points (0.17%) and on other short-term investments of 4 basis points (0.04%). We continue to offer mortgage loans in which the borrower does not pay closing costs. The amortization of these costs is reflected as a reduction of loan interest income. However, we have adjusted our pricing of this product to compensate for the additional expense. These costs are amortized over the life of the mortgage, although the borrower is responsible for the costs if the mortgage is paid off during the initial five years.

     Interest income on loans increased by $98,000. We estimate that the increase in loan yields by 1 basis point increased our interest income by $1,000 while the increase in the average balance of loans increased our interest income by $97,000.

     The increase in the average rates earned on securities was caused in part by the upward adjustment of adjustable-rate mortgaged-backed securities in the portfolio over the past year. The one-year adjustable-rate mortgage-backed securities helped reduce the interest rate sensitivity effects of our long-term fixed-rate mortgage portfolio. We estimate that the increase in the yield on our investment portfolio by 17 basis points increased interest income by $7,000, while an increase in the average balance of securities increased interest income by $34,000, resulting in an increase in interest income of $41,000.

     Overall, we estimate that the increase in the average volume of interest-earning assets caused a $131,000 increase in interest income, while the increase in average interest rates resulted in a $8,000 increase in interest income for a total increase of $139,000 in interest income.

     Interest Expense. Interest expense increased $137,000 in the second quarter of fiscal 2001 versus fiscal 2000. We estimate that an additional interest cost of $89,000, resulted from an increase in the average volume of interest-bearing liabilities while a $48,000 increase in interest expense was caused by an increase in the average rate we paid on these liabilities. The largest increase in interest expense was $106,000 in certificates of deposit followed by a $35,000 increase in the cost of our borrowed funds from FHLB. The increase in the volume of interest-bearing liabilities was a result of increases in our average balance of borrowings and time certificates we have used to provide funds to grow our assets. The average balance of interest-bearing deposits was $2.5 million more in the 2001 fiscal quarter compared to 2000.

     Our average cost of funds increased by 46 basis points (0.46%) from 4.54% last year to 5.00% this year. The increased average rate we paid on time certificates and money market accounts increased our cost of funds. Our cost of borrowings decreased during the quarter because the Federal Reserve lowered short-term interest rates by 1% in January. This helped to reduce our costs from 6.09% in last year's quarter to 5.44% in this year's quarter. We are using this down turn in rates as an opportunity to extend some of the borrowings for terms up to three years. As mentioned earlier, we also used callable advances (10 year/ 1 year structure) to fund our leveraging strategy at an average rate of 4.55%. We have an additional $2.5 million maturing during the next six months that we expect to replace at lower rates.

     Net Interest Income. The net effect of the increases in interest income and interest expense was a $2,000 increase in net interest income. Our interest rate spread (the difference between the average rate we earn and the average rate we pay) decreased by 43 basis points (0.43%). However, our net interest margin only decreased by 38 basis points to 4.09% in 2001, from 4.47% for the second quarter of 2000. Even though our spread decreased by 43 basis points, the reduction in our net interest margin was 38 basis points because the calculation includes the effect of increases in non-interest-bearing checking and average capital from last year to this year as no-cost funding sources.

     The average yield on our loans and securities portfolio increased as discussed above. The additional $139,000 in interest income on our interest-earning assets was generated by a $7.2 million increase in loans and investments and an increase of 3 basis points in our average rate. The additional $137,000 in interest expense is attributable to the addition of $6.5 million to our interest-bearing liabilities and the increase in the average cost of funds of 46 basis points. The net result was a $2,000 increase in net interest income. We continue to offer attractive rates on our deposit products to maintain market share, but we are seeing rates begin to decrease. Our deposit rates are generally equal to or higher than the rates offered by the two local commercial banks, except when they offer special CD promotions, and are comparable to or at the high end of rates offered by thrift institutions throughout the region.

     Average capital represented 21.3% of average interest-earning assets for the quarter ended March 31, 2001, while it represented 22.6% of average interest-earning assets for the same quarter last year. The decrease in the capital ratio, which reflects an increase in leverage, is the result of the growth of both our loan and investment portfolios. Our ratio of average interest-earning assets to average interest-bearing liabilities decreased from
1.26 times in 2000 to 1.25 times in 2001.

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

     For the three months ended March 31, 2001, we provided $20,000 for loan losses, compared to none in the same quarter last year. At March 31, 2001 and 2000, the ratio of our loan loss allowance to total loans was 1.21% and 1.27% respectively. On December 31, 2000 the allowance was $682,000, or 1.23% of total loans, and we determined at the end of the quarter that the appropriate level for the allowance was $666,000. We had charge-offs during the quarter of $39,000 and recoveries of $3,000, so a $20,000 provision was necessary to reach the desired level for the allowance. Our level of non-accruing loans (generally loans past due 90 days or more) was $195,000 at March 31, 2001 compared to $149,000 at December 31, 2000.

     Non-interest Income. Our non-interest income was $29,000 higher in the 2001 quarter versus the 2000 quarter, primarily since the gain on sale of securities increased by $25,000 over last year's quarter. Service charges and other fee income was $4,000 higher for this year's quarter. We continue to evaluate ways to improve our non-interest income.

     Non-interest Expenses. Our non-interest expenses decreased by $43,000 from the 2000 quarter to the 2001 quarter. This decrease was primarily due to reduced costs of $18,000 in professional fees, $25,000 in real estate owned expenses and $17,000 in directors' fees. The reduction in directors' fees was the result of losses incurred on the investment of deferred fees indexed to stock market results. At March 31, 2001and 2000 we had twenty-two full-time employees and one part-time employee. At our main office, we need to add one or two people to our support staff to continue the growth of the bank. Since we have limited availability in our current facility, the Board has decided to lease office space in another nearby location as a temporary solution. For the long-term we need to evaluate whether to expand the current facility or locate to new quarters. We are planning to move four administrative employees, including both the President and the CFO into the temporary offices by the end of May this year. This will allow us to continue the high level of service our growing customer base has come to expect.

     Income tax expense. Our income tax expense increased by $28,000, or 22.2%, comparing the second quarter of fiscal 2001 to the same quarter of fiscal 2000. The increased expense was the result of higher net income before income tax of $54,000, or 16.5%.

COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED MARCH 31, 2001 AND 2000.

     General. Our net income for the six months ended March 31, 2001 was $380,000, an increase of $30,000, or 8.6%, over our net income for the same period last year. We recorded this increase because we were able to increase non-interest income and reduce non-interest expense enough to more than offset a reduction in net interest income. Net interest income decreased by $24,000 and the provision for loan losses increased by $11,000. However, a $30,000 increase in non-interest income from service charges, net gains on sale of securities and other fee income combined with decreases in non-interest expenses of $66,000 from professional fees, real estate owned and directors' fees resulted in an increase in income before income taxes of $61,000. Income taxes increased by $31,000 so that net income increased by $30,000.

     Interest Income. Interest income increased by $268,000, or 9.9%, from the six months ended March 31, 2000 to the six months ended March 31, 2001. We generated the increase as a result of increasing our average level of interest-earning assets. Average interest-earning assets increased $5.7 million, from $68.3 million for the first six months of fiscal year 2000 to $74.0 million for the same period this year. The increase was composed of a $6.0 million increase in the average balance of loans offset by a decrease in the average balance in securities and other short-term investments of $321,000. We continue to actively solicit new loans.

     The average interest rate we earned on our loans and securities was 14 basis points (0.14%) higher in the first six months this year than last year. The average rate earned on loans remained the same as last year, while the average rate earned on securities increased by 24 basis points and the average rate on other short-term investments increased by 59 basis points.

     Loans are our highest yielding asset category. We increased loans as a percentage of total interest-earning assets from 71.2% for the six months ending March 31, 2000 to 73.9% for the six months ending March 31, 2001. Due to the increase in average loans, we estimate that loan interest income grew $253,000 for the first half of this year, 11.9% higher than last year.

     The increase in the average rates earned on securities was caused in part by the addition of adjustable-rate mortgaged-backed securities to the portfolio two years ago. These rates have improved due to the rise in interest rates between periods and are helping to increase the yield on the securities portfolio. The one-year adjustable-rate mortgage-backed securities help reduce the interest rate sensitivity effects of our long-term fixed-rate mortgage portfolio. We estimate that the rise in interest rates resulted in an increase in interest income of $21,000, while a decrease in the average balance of securities reduced interest income by $14,000 to net to a gain of $7,000 in interest income.

     Overall, we estimate that the increase in the average volume of interest-earning assets yielded a $242,000 increase in interest income, while the increase in average interest rates resulted in a gain of $26,000 in interest income for a total increase of $268,000 in interest income.

     Interest Expense. As in the case of interest income, interest expense also increased from the first half of 2000 to 2001 as a result of an increase in average interest-bearing liabilities. The increase in volume was the result of an increase in time certificates and our increased average borrowings from the Federal Home Loan Bank. We estimate that additional interest cost of $155,000, resulted from an increase in the average volume of interest-bearing liabilities, while a $137,000 rise in interest expense was primarily due to an increase in the average rate we paid on time certificates resulting in a $292,000 increase in interest expense. The average balance of interest-bearing liabilities was $5.3 million higher in the first half of 2001 compared to 2000. Of this amount $2.9 million represents increased borrowings from the Federal Home Loan Bank and a $2.4 million increase in average deposits.

     Our average cost of funds increased from 4.45% to 5.05% from the first half of fiscal 2000 to the first half of fiscal 2001. Our average rate on time certificates increased from 5.16% to 6.22% due to market conditions. We estimate that this increase in interest rates resulted in an additional $127,000 of interest expense. The increased volume of certificates resulted in an additional $80,000 of interest expense for a total increase of $207,000 related to certificates. Our estimate shows that the higher level of borrowings caused a rise in interest expense o $86,000, while increased rates caused a $4,000 increase in interest expense. We expect that our interest expense will fall in the near future as decreased certificate rates and borrowing rates impact on our cost of funds.

     Net Interest Income. The net effect of the increases in interest income and interest expense was a $24,000 decrease in net interest income. Our interest rate spread (the difference between the average rate we earn and the average rate we pay) decreased by 46 basis points (0.46%). However, our net interest margin only decreased by 39 basis points to 4.02% in the first half of fiscal 2001, from 4.41% for the first half of fiscal 2000. We held the reduction in our net interest margin to 39 basis points because we used an additional $428,000 in average equity and non-interest-bearing deposits to grow our interest-earning assets by $5.6 million, while our interest-bearing liabilities only increased by $5.3 million.

     The average yield on our loans remained the same and increased on our securities portfolio as discussed above. The increase in the rate earned on our interest-earning assets of 14 basis points partially offset the increase in the average cost of funds of 60 basis points to net to a reduction in our interest rate spread by 46 basis points. We continue to offer attractive rates on our deposit products to maintain market share. Our deposit rates are generally equal to or higher than the rates offered by the two local commercial banks and are comparable to or at the high end of rates offered by thrift institutions throughout the region.

     Average capital represented 21.8% of average interest-earning assets for the six months ended March 31, 2001, while it represented 23.2% of average interest-earning assets for the same period in 2000. Our ratio of average interest-earning assets to average interest-bearing liabilities decreased from
1.27 times in 2000 to 1.25 times in 2001.

     Provision for Loan Losses. For the six months ended March 31, 2001, we provided $50,000 for loan losses, compared to $39,000 in the same period last year. We increased the provision because of the increase in the size of our loan portfolio. Our level of non-accruing loans (generally loans past due 90 days or more) was $195,000, or 0.4% of total loans at March 31, 2001 compared to $221,000, or 0.4% of total loans at September 30, 2000. At March 31, 2001, our allowance was $666,000, or 1.21% of total loans, compared to $663,000 or 1.21% of total loans at September 30, 2000. The $3,000 increase for the year includes the $50,000 provision and net charge offs of $47,000.

     Non-interest Income. Our non-interest income was $30,000 higher this year for the first six months versus the 2000 period. The increase was the result of a gain on the sale of shares of Federal Home Loan Mortgage Corporation stock.

     Non-interest Expenses. Non-interest expenses decreased by $66,000 from the six months in 2000 to 2001. This decrease was primarily due to reduced costs of $24,000 for real estate owned, $21,000 in professional fees and $20,000 in directors' fees. As discussed earlier, the reduction in directors' fees was the result of losses incurred on the investment of deferred fees indexed to stock market results. At the end of March, 2001 and 2000, we had twenty-two full-time and one part-time employee. As we mentioned previously in the discussion of non-interest expenses under the Comparison of Results of Operations for Three Months, we need to add personnel to our main office, but lack the space necessary. Therefore, as a temporary solution, we have leased additional office space at another location that will house administrative offices, including those of both the President and the CFO.

     Income tax expense. Our income tax expense increased by $31,000, or 14.0% compared to the first half of last year. The increased expense was the result of higher net income before income tax of $61,000, or 10.7%.

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

     In general, we manage our liquidity by maintaining a sufficient level of short-term investments so funds are readily available for investment in loans when needed. During the six months ended March 31, 2001, we reduced our cash and cash equivalents by $638,000. We used this reduction to fund additional loans. We originated $5.7 million of new loans during the six months ended March 31, 2001. However, loans, net, after payments, charge-offs and transfers to real estate owned, increased by $151,000 during the period.

     Deposits increased by $338,000 during the six months ended March 31, 2001. In addition to factors within our control, such as our deposit pricing strategies and our marketing efforts, deposit flows are affected by the level of general market interest rates, the availability of alternate investment opportunities, general economic conditions, and other factors outside our control.

     We monitor our liquidity regularly. Excess liquidity is invested in overnight federal funds sold and other short-term investments. If we need additional funds, we can borrow those funds, although the cost of borrowing money is normally higher than the average cost of deposits. As a member of the Federal Home Loan Bank of New York, the Bank can arrange to borrow an additional $12 million against our one to four family mortgage portfolio. We have used borrowed funds to help us leverage capital we received from our stock sale, but have not needed borrowings to cover liquidity shortfalls. In addition to borrowings, we believe that, if we need to do so, we can attract additional deposits by increasing the rates we offer.

     We had $1,114,000 in outstanding commitments to make loans at March 31, 2001, along with $762,000 of unused home equity, commercial and overdraft lines of credit. We anticipate that we will have enough funds to meet our current loan commitments and to fund draws on the lines of credit through the normal turnover of our loan and securities portfolios. At March 31, 2001, we had $23.1 million of time certificates scheduled to mature within one year. We anticipate that we can retain substantially all of those deposits if we need to do so to fund loans and other investments as part of our efforts to grow and leverage our new capital.

     The OTS has minimum capital ratio requirements applying to the Bank, but there are no comparable minimum capital requirements that apply to us as a savings and loan holding company. At March 31, 2001, the Bank exceeded all regulatory capital requirements of the OTS applicable to it, with Tier I capital of $15.0 million, or 19.2% of average assets and with risk-based capital of $15.7 million, or 36.8% of risk-weighted assets. The Bank also had tangible capital of $15.0 million, or 19.2% of average tangible assets. The Bank was classified as "well capitalized" at March 31, 2001 under OTS regulations.

     OTS regulations require that the Bank maintain liquid assets equal to 4% of withdrawable accounts. This ratio is measured on a monthly basis. The Bank had a liquidity ratio of 11.4% for March 31, 2001.


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

Item 4.  Submission of Matters to a Vote of Security Holders

     At the annual meeting of stockholders held on February 20, 2001, the stockholders of Gouverneur Bancorp, Inc. (i) elected two directors, Richard E. Jones and Frank Langevin, each to serve for a three-year term to expire at the annual meeting of the stockholders to be held in 2004, and (ii) ratified the appointment of Fust Charles Chambers LLP as the independent public accountants. The terms of office of directors Richard F. Bennett, Robert J. Leader, Timothy
J. Monroe, Joseph C. Pistolesi and Larry A. Straw all continued after the annual meeting.

     Of the 2,276,759 shares entitled to vote at the meeting, a total of 1,990,606 shares (87.4%) voted as follows:

     ELECTION OF DIRECTORS:

                                For            %          Withheld         %
                                ---            -          --------         -

     Richard E. Jones        1,979,256        99.4         11,350         0.6
     Frank Langevin          1,979,556        99.4         11,050         0.6


     RATIFICATION OF INDEPENDENT PUBLIC ACCOUNTANTS:

          For            %          Against         %         Abstain         %
          ---            -          -------         -         -------         -

       1,980,506        99.5         9,050         0.5         1,050         0.1

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

                                      Gouverneur Bancorp, Inc.


Date: May 9, 2001                     By: /s/ RICHARD F. BENNETT
                                      -----------------------------------------
                                      Richard F. Bennett
                                      President and Chief Executive Officer
                                      (principal executive officer and officer
                                      duly authorized to sign on behalf of the
                                      registrant)

                                      By: /s/ ROBERT TWYMAN
                                      -----------------------------------------
                                      Robert Twyman
                                      Vice President and Chief Financial Officer
                                      (principal financial officer duly
                                      authorized to sign on behalf of the
                                      registrant)