Form 10QSB
period 2001-06-30
GOUVERNEUR BANCORP INC
filed 2001-08-09
CIK 1063942

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2001

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

                                Yes [X]   No [ ]

                                                       Outstanding at
            Class                                       June 30, 2001
            -----                                       -------------
Common Stock, par value $ .01                             2,276,759

Transitional Small Business Disclosure Format (check one):

                                Yes [ ]   No [X]

                            GOUVERNEUR BANCORP, INC.
                                   FORM 10-QSB
                                TABLE OF CONTENTS


PART 1 - FINANCIAL INFORMATION
------------------------------

Item 1.     Financial Statements - Unaudited

            Consolidated Statements of Financial Condition at June 30, 2001 and at September 30, 2000

            Consolidated Statements of Income for the three and nine months ended June 30, 2001 and 2000

            Consolidated Statements of Shareholders' Equity and Comprehensive Income for nine months ended June 30, 2001

            Consolidated Statements of Cash Flows for the nine months ended June 30, 2001 and 2000

            Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II - OTHER INFORMATION
---------------------------

Item 1.     Legal Proceedings

Item 6.     Exhibits and Reports on Form 8-K

                     GOUVERNEUR BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ----------------------------------------------
                           (In thousands) (Unaudited)

                                                                             June 30,          September 30,
                                                                               2001                2000
                                                                          -------------        -------------
Assets:
Cash and due from banks                                                   $       1,298        $       1,528
Interest-bearing deposits with other financial institutions                         851                1,860
Securities available-for-sale, at fair value                                     18,787               11,368
Securities held-to-maturity (fair value of $3,075 at June 30, 2001
  and $4,204 at September 30, 2000)                                               3,041                4,263
Loans, net of deferred fees                                                      56,619               54,960
Less: allowance for loan losses                                                    (666)                (663)
                                                                          -------------        -------------
                         Loans, net                                              55,953               54,297
Accrued interest receivable                                                         453                  496
Federal Home Loan Bank stock, at cost                                               820                  590
Premises and equipment, net                                                         302                  298
Other assets                                                                        163                  200
                                                                          -------------        -------------
                         Total assets                                     $      81,668        $      74,900
                                                                          =============        =============

Liabilities:
Deposits:          Demand                                                 $         566        $         621
                   Savings and club                                              13,733               14,694
                   Time certificates                                             26,256               24,867
                   NOW and money market                                           6,428                6,618
                                                                          -------------        -------------
                         Total deposits                                          46,983               46,800
Securities sold under agreements to repurchase                                    8,400                7,300
Advances from the Federal Home Loan Bank of New York                              8,000                3,500
Other liabilities                                                                 1,761                1,311
                                                                          -------------        -------------
                         Total liabilities                                       65,144               58,911
                                                                          -------------        -------------

Shareholders' Equity:
Preferred stock, $.01 par value, 1,000,000 shares
  Authorized; none issued                                                            --                   --
Common stock, $.01 par value, 9,000,000 shares
  Authorized; 2,384,040 shares issued                                                24                   24
Additional paid-in capital                                                        4,547                4,550
Retained earnings                                                                12,377               11,943
Accumulated other comprehensive income                                              579                  356
Unallocated shares of Management Recognition Plan (MRP)                            (103)                  41
Unallocated shares of Employee Stock Ownership Plan (ESOP)                         (357)                (382)
Treasury Stock, at cost, 107,281 shares                                            (543)                (543)
                                                                          -------------        -------------
                         Total shareholders' equity                              16,524               15,989
                                                                          -------------        -------------
                         Total liabilities and shareholders' equity       $      81,668        $      74,900
                                                                          =============        =============

See accompanying notes to consolidated financial statements.

                     GOUVERNEUR BANCORP, INC. AND SUBSIDIARY
                         CONSOLIDATED STATEMENTS OF INCOME
                         ---------------------------------
                 (In thousands, except per share data) (Unaudited)

                                                    Three Months Ended               Nine Months Ended
                                                         June 30,                         June 30,
                                              -----------------------------     -----------------------------
                                                  2001             2000            2001              2000
                                              ------------     ------------     ------------     ------------
Interest income:
Loans                                         $      1,176     $      1,133     $      3,557     $      3,261
Securities                                             332              260              877              797
Other short-term investments                            15               27               63               68
                                              ------------     ------------     ------------     ------------
              Total interest income                  1,523            1,420            4,497            4,126

Interest expense:
Deposits                                               552              473            1,661            1,380
Borrowings                                             198              192              580              484
                                              ------------     ------------     ------------     ------------
              Total interest expense                   750              665            2,241            1,864
                                              ------------     ------------     ------------     ------------

Net interest income                                    773              755            2,256            2,262
Provision for loan losses                               20               10               70               49
                                              ------------     ------------     ------------     ------------
Net interest income after
provision for loan losses                              753              745            2,186            2,213

Non-interest income:
Service charges                                         30               29               81               75
Net gain on sale of securities                          --               --               92               67
Other                                                   27               40               95              108
                                              ------------     ------------     ------------     ------------
              Total non-interest income                 57               69              268              250

Non-interest expenses

Salaries and employee benefits                         237              237              748              726
Directors fees                                           6               24               35               73
Building, occupancy and equipment                       53               51              163              159
Data processing                                         30               27               92               81
Postage and supplies                                    32               20               80               73
Professional fees                                       47               45              134              153
Real estate owned                                        5                9               20               48
Other                                                   64               38              213              215
                                              ------------     ------------     ------------     ------------
              Total non-interest expenses              474              451            1,485            1,528

Income before income tax expense                       336              363              969              935
Income tax expense                                     123              143              376              365
                                              ------------     ------------     ------------     ------------
              Net income
                                              $        213     $        220     $        593     $        570
                                              ============     ============     ============     ============

Earnings per common share -
basic (Note 3)                                $       0.10     $       0.10     $       0.27     $       0.26
Earnings per common share -
diluted (Note 3)                              $       0.10     $       0.10     $       0.27     $       0.26

See accompanying notes to consolidated financial statements

                  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                           (In thousands) (Unaudited)

                                                                                              Accumulated
                                                           Additional                            Other
                                            Common          Paid In           Retained       Comprehensive
                                            Stock           Capital           Earnings           Income
                                         ------------     ------------      ------------      ------------
Balance at
September 30, 2000                       $         24     $      4,550      $     11,943      $        356

ESOP shares released or committed
   to be released (5,003 shares)                                     4

Common stock acquired by MRP
   (30,600 shares)
Amortization of MRP
MRP shares released                                                 (7)

Cash dividends declared
   ($.07 per share)                                                                 (159)
Comprehensive income:
   Change in net unrealized gain
      (loss) on securities available
      for sale, net of tax                                                                             223

   Net income                                                                        593


Total comprehensive income
                                         ------------     ------------      ------------      ------------

Balance at June 30, 2001                 $         24     $      4,547      $     12,377      $        579
                                         ============     ============      ============      ============


                                          Unallocated      Unallocated        Treasury
                                              MRP             ESOP              Stock            Total
                                         ------------     ------------      ------------      ------------
Balance at
September 30, 2000                       $         41     $       (382)     $       (543)     $     15,989

ESOP shares released or committed
   to be released (5,003 shares)                                    25                                  29

Common stock acquired by MRP
   (30,600 shares)                               (163)                                                (163)
Amortization of MRP                                19                                                   19
MRP shares released                                                                                     (7)

Cash dividends declared
   ($.07 per share)                                                                                   (159)
Comprehensive income:
   Change in net unrealized gain
      (loss) on securities available
      for sale, net of tax                                                                             223

   Net income                                                                                          593
                                                                                              ------------

Total comprehensive income                                                                             816
                                         ------------     ------------      ------------      ------------

Balance at June 30, 2001                 $       (103)    $       (357)     $       (543)     $     16,524
                                         ============     ============      ============      ============

                     GOUVERNEUR BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASHFLOWS
                           (In thousands) (Unaudited)

                                                                                 Nine Months Ended
                                                                                      June 30,
                                                                          --------------------------------
                                                                               2001               2000
                                                                          -------------      -------------
Cash flows from operating activities:
   Net Income                                                             $         593      $         570

   Adjustments to reconcile net income to net cash provided (used) by operating activities:
            Depreciation                                                             65                 51
            Provision for loan losses                                                70                 49
            Net gain on sales of securities                                         (92)               (67)
            Net amortization of premiums (discounts)                                 46                 42
            Allocation of MRP shares                                                 12                 25
            Allocation of ESOP shares                                                29                 15
            Decrease in accrued interest receivable                                  43                 37
            Write down of real estate owned                                           9                 45
            Proceeds from sale of real estate owned                                 103                139
            Net loss on sale of real estate owned                                    --                  1
            (Increase) decrease in other assets                                      43                (12)
            Increase (decrease) in other liabilities                                302                (23)
                                                                          -------------      -------------

                    Net cash provided by operating activities                     1,223                872
                                                                          -------------      -------------

Cash flows from investing activities:
   Net increase in loans                                                         (1,844)            (7,178)
   Proceeds from sales of securities available for sale                              93                 68
   Proceeds from maturities and principal reductions of securities
      available for sale                                                          4,758              1,180
   Purchases of securities available for sale                                   (11,850)                (1)
   Proceeds from maturities and principal reductions of securities
      held to maturity                                                            1,219              1,125
   Purchases of securities held to maturity                                          --                (50)
   Additions to premises and equipment                                              (69)               (32)
   Purchase of Federal Home Loan Bank of New York stock                            (230)              (205)
                                                                          -------------      -------------

                    Net cash used in investing activities                        (7,923)            (5,093)
                                                                          -------------      -------------

Cash flows from financing activities:

   Net increase in deposits                                                         183                486
   Net proceeds from borrowing                                                    5,600              4,400
   Purchases of common stock by Management Recognition Plan                        (163)                --
   Treasury stock purchased                                                          --               (543)
   Payment of cash dividend                                                        (159)              (114)
                                                                          -------------      -------------

                     Net cash provided by financing activities                    5,461              4,229
                                                                          -------------      -------------

                     Net decrease in cash and cash equivalents                   (1,239)                 8
                                                                          -------------      -------------

   Net decrease in cash and cash equivalents                                     (1,239)                 8
   Cash and cash equivalents at beginning of period                               3,388              3,490
                                                                          -------------      -------------

   Cash and cash equivalents at end of period                             $       2,149      $       3,498
                                                                          =============      =============

   Supplemental disclosure of cash flow information:

   Non-cash investing activities:
      Additions to repossessed assets                                     $         118      $         167
   Cash paid during the period for:
      Interest                                                                    2,143              1,812
      Income taxes                                                                  233                254

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

2.    Basis of Presentation

      The consolidated financial statements included herein reflect all adjustments, which are, in the opinion of management, of a normal recurring nature and necessary to present fairly the Company's financial condition and results of operations. The consolidated statements of financial condition are presented as of June 30, 2001 and September 30, 2000, and the consolidated statements of income are for the three and nine-month periods ended June 30, 2001 and 2000. The consolidated statements of shareholders' equity and comprehensive income are for the nine months ended June 30, 2001 and the consolidated statements of cash flows are for the nine months ended June 30, 2001 and 2000.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

    Gouverneur Bancorp, Inc. ("We" or the "Company") is a corporation organized under the laws of the United States in March 1999, in connection with the reorganization of its wholly owned subsidiary, Gouverneur Savings and Loan Association (the "Bank"), into a mutual holding company structure. The Company's assets consist primarily of all the outstanding capital stock of the Bank and cash of $660,000 at June 30, 2001. The Company's principal business is the ownership of the Bank. At June 30, 2001, Cambray Mutual Holding Company ("Cambray MHC"), the Company's parent mutual holding company, held 1,311,222 shares or 57.6% of the Company's common stock, and shareholders other than Cambray MHC held 965,537 shares or 42.4% of the issued and outstanding common stock. The Company is a savings and loan holding company registered with the Office of Thrift Supervision ("OTS") and subject to regulation under federal banking laws and regulations. In this document, references to the Company include the Bank, unless the context denotes otherwise. The terms "Registrant", "we", "our" or similar terms refer to Gouverneur Bancorp, Inc.

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

Certain current year events

    The bank's loan growth over the past two years is mainly the result of the success of our loan production office in Alexandria Bay. We have entered into an agreement to purchase a parcel of land in that nearby community for the purpose of constructing a full branch office. This operation will open a new market for our deposit products and offer an alternative to borrowing wholesale funds as we grow. We have engaged an architect and developed a site plan in conjunction with a property survey. We are currently seeking approval from the zoning authorities. If received, we will complete the purchase and begin the processes of bidding and constructing the new office. We anticipate an opening in the first half of 2002.

Comparison of Financial Condition at June 30, 2001 and September 30, 2000.

    During the nine months from September 30, 2000 through June 30, 2001, we increased our loan portfolio by $1,659,000, or 3.02%. This increase was the result of increases of $1,540,000 in real estate loans and $27,000 in commercial loans, $91,000 in automobile loans and $1,000 in other consumer loans. Scheduled principal and interest payments from our mortgage-backed securities were used to fund the additional loans. Total assets increased $6,768,000, or 9.04% from $74.9 million at September 30, 2000 to $81.7 million at June 30, 2001. Our borrowed funds from FHLB of New York increased to $16.4 million on June 30, 2001 from $10.8 million on September 30, 2000. The increase was the result of our leveraging strategy, in which we grow our assets in relation to our capital by using borrowings from FHLB and buying investment grade securities with a positive spread.

    We replaced short-term borrowed funds with callable advances to fund our leveraging strategy. The advances increased our borrowings for leveraging from $3.9 million at September 30, 2000 to $9.6 million at June 30, 2001 and helped our earnings by reducing borrowing costs. The callable advances are structured as 10 year/ 1 year loans. This means that they can be called after one year or quarterly thereafter at the FHLB of New York's option. If the advance is never called, we have borrowed the funds for ten years. If rates rise and the loans are called, we will evaluate borrowing options at that time and select the best option for replacing the borrowing. If rates decrease, there is the risk that the spread between the interest earned on the investments and the interest paid on the loans will decrease, or even become negative. We experienced an increase in deposits of approximately $183,000, or 0.39% during the nine-month period. We believe this increase can be attributed to our competitive interest rates on time certificates.

    Our shareholders' equity rose by $535,000 during the nine months, in most part the result of a $223,000 increase in other comprehensive income and our net income of $593,000 offset by the payment of a cash dividend of $159,000 to our shareholders and a charge of $163,000 for the purchase of 30,600 shares of our common stock by the Management Recognition Plan ("MRP") Trust. The change in other comprehensive income was due to a rise in the market value of "available for sale" securities we hold. The MRP will purchase additional shares in the future to reach its full allotment of 42,912 shares.

Comparison of Results of Operations for the Three Months Ended June 30, 2001 and 2000.

    General. Our net income for the three months ended June 30, 2001 was $213,000, a decrease of $7,000, or 3.2%, over our net income for the same period last year. We recorded this decrease because the $18,000 increase in net interest income and $20,000 reduced income tax expense was not large enough to offset a $10,000 increase in the provision for loan losses, combined with a $12,000 decrease in non-interest income and a $23,000 increase in non-interest expense.

    Interest Income. Interest income increased $103,000, or 7.25%, from the three months ended March 31, 2000 to the three months ended March 31, 2001. We generated the increase almost entirely as a result of increasing our average level of interest-earning assets over the past twelve months from $70.9 million at June 30, 2000, to $78.8 million at June 30, 2001. The $7.9 million increase in average-earning assets was composed of a $3.3 million increase in the average balance of loans plus an increase in the average balance in investment securities and other short-term investments of $4.6 million.

    The average interest rate we earned on our interest-earning assets was 31 basis points (0.31%) lower in this year's quarter than last year due to lower interest rates in general and an increase in ARM mortgages, which are priced to start at a lower rate. This resulted from decreases in the average rate earned on loans of 24 basis points (0.24%), on securities of 8 basis points (0.08%) and on other short-term investments of 161 basis points (1.61%). We continue to offer mortgage loans in which the Bank pays the closing costs. The amortization of these costs is reflected as a reduction of loan interest income. However, we have adjusted our pricing of this product to compensate for the additional expense. These costs are amortized over the life of the mortgage, although the borrower is responsible for the costs if the mortgage is paid off during the initial five years.

    Interest income on loans increased by $43,000. We estimate that the decrease in loan yields by 24 basis points decreased our interest income by $31,000 while the increase in the average balance of loans increased our interest income by $74,000.

    The decrease in the average rates earned on securities was caused in part by the downward adjustment of adjustable-rate mortgaged-backed securities in the portfolio over the past year. The one-year adjustable-rate mortgage-backed securities helps reduce the interest rate sensitivity effects of our long-term fixed-rate mortgage portfolio. We estimate that the decrease in the yield on our investment portfolio by 8 basis points reduced interest income by $3,000, while an increase in the average balance of securities increased interest income by $75,000, resulting in an increase in interest income of $72,000.

    Overall, we estimate that the increase in the average volume of interest-earning assets caused a $144,000 increase in interest income, while the decrease in average interest rates resulted in a $41,000 decrease in interest income for a net increase of $103,000 in interest income.

    Interest Expense. Interest expense increased $85,000 in the third quarter of fiscal 2001 versus fiscal 2000. We estimate that an additional interest cost of $103,000 resulted from an increase in the average volume of interest-bearing liabilities while an $18,000 decrease in interest expense was due to a decrease in the average rate we paid on our FHLB borrowings. The bulk of the increase in interest expense was $82,000 in certificates of deposit. The increase in the volume of interest-bearing liabilities was a result of increases in average balances of borrowings and time certificates we have used to provide funds to grow our assets. The average balance of interest-bearing liabilities was $7.0 million more in the 2001 fiscal quarter compared to 2000.

    Our average cost of funds was the same for both years at 4.76%. The increased average rate we paid on time certificates and money market accounts was offset by the reduced cost of our borrowings. Our cost of borrowings decreased during the quarter because the Federal Reserve lowered short-term interest rates by 1.25% during the quarter. This helped to reduce our borrowing costs from FHLB of NY from 6.54% in last year's quarter to 4.84% in this year's quarter. We have used this down turn in rates as an opportunity to structure our borrowings for terms up to four years and lock in lower rates. As mentioned earlier, we also used callable advances (10 year/ 1 year structure) to fund our leveraging strategy at an average rate of 4.55%.

    Net Interest Income. The net effect of the increases in interest income and interest expense was a $18,000 increase in net interest income. Our interest rate spread (the difference between the average rate we earn and the average rate we pay) decreased by 31 basis points (0.31%). However, our net interest margin decreased by 35 basis points to 3.93% in 2001, from 4.28% for the third quarter of 2000.

    The average yield on our loans and securities portfolio decreased as discussed above. The additional $103,000 in interest income on our interest-earning assets was generated by a $7.9 million increase in loans and investments and a decrease of 31 basis points in our average rate. The additional $85,000 in interest expense is attributable to the addition of $7.0 million to our interest-bearing liabilities. The net result was an $18,000 increase in net interest income. We continue to offer attractive rates on our deposit products to maintain market share, but we are seeing our weighted average rates slowly decrease. Our deposit rates are generally equal to or higher than the rates offered by the two local commercial banks, except when they offer special CD promotions, and are comparable to or at the high end of rates offered by thrift institutions throughout the region.

    Average capital represented 20.8% of average interest-earning assets for the quarter ended June 30, 2001, while it represented 22.2% of average interest-earning assets for the same quarter last year. The decrease in the capital ratio, which reflects an increase in leverage, is the result of the growth of both our loan and investment portfolios. Our ratio of average interest-earning assets to average interest-bearing liabilities decreased from
1.26 times in 2000 to 1.25 times in 2001.

    Provision for Loan Losses. The provision for loan losses results from our analysis of the adequacy of the allowance for loan losses. If we believe that the allowance should be higher, then we increase it, with a charge to provision for loan losses, which is an expense on our income statement. In determining the appropriate provision for loan losses, management considers the level of and trend in non-performing loans, the level of and trend in net loan charge-offs, the dollar amount and mix of the loan portfolio, as well as general economic conditions and real estate trends in the Company's market area, which can impact the inherent risk of loss in the Company's portfolio. Furthermore, the Office of Thrift Supervision may disagree with our judgments regarding the potential risks in our loan portfolio and could require us to increase the allowance in the future.

    For the three months ended June 30, 2001, we provided $20,000 for loan losses, compared to $10,000 in the same quarter last year. At June 30, 2001 and 2000, the ratio of our loan loss allowance to total loans was the same at 1.18%. On March 31, 2001 the allowance was $666,000, or 1.21% of total loans, and we determined at the end of the quarter that the appropriate level for the allowance was $666,000. We had charge-offs during the quarter of $41,000 and recoveries of $21,000, so a $20,000 provision was necessary to reach the desired level for the allowance. Our level of non-accruing loans (generally loans past due 90 days or more) was $418,000 at June 30, 2001 compared to $149,000 at March 31, 2001. The increase was substantially attributable to the bankruptcy of one commercial borrower with loans totaling $251,000 secured mainly by construction equipment and some property.

    Non-interest Income. Our non-interest income was $12,000 lower in the 2001 quarter versus the 2000 quarter, primarily due to a $10,000 reduction in management fees charged to Cambray MHC.

    Non-interest Expenses. Our non-interest expenses increased by $23,000 from the 2000 quarter to this years' quarter. This increase was primarily due to an accounting adjustment in last years' quarter resulting in a negative

$25,000 being booked to commission expense, thereby reducing last years' expense by $25,000, combined with increased costs of $12,000 in postage and supplies, and $5,000 in advertising. Directors' fees were reduced by $18,000 as the result of losses incurred on the investment of deferred fees indexed to stock market results. At June 30, 2001we had twenty-two full-time and three part-time employees compared to a year ago when we had twenty-two full-time employees and one part-time employee. At our main office, we have added two part-time employees for the summer to help fill in during vacations and to allow us to cross train some of our full-time staff. We need to add one or two people to our support staff to continue the growth of the Bank. Since we have limited availability in our current facility, the Board has decided to purchase a building close to the Bank rather than to lease office space in another nearby location as a temporary solution. For the long-term we need to evaluate whether to expand the current facility or locate to new quarters. We are planning to move four administrative employees, including both the President and the CFO into the temporary offices by the middle of August this year. This will allow us to continue the high level of service our growing customer base has come to expect.

     Income tax expense. Our income tax expense decreased by $20,000, or 14.0%, comparing the third quarter of fiscal 2001 to the same quarter of fiscal 2000. The decreased expense was the result of lower net income before income tax of $27,000, or 7.4%, and an adjustment to our effective tax rate.

Comparison of Results of Operations for the Nine Months Ended June 30, 2001 and 2000.

    General. Our net income for the nine months ended June 30, 2001 was $593,000, an increase of $23,000, or 4.0%, over our net income for the same period last year. We recorded this increase because an increase in non-interest income combined with a reduction in directors' fees more than offset a reduction in net interest income. Net interest income decreased by $6,000 and the provision for loan losses increased by $21,000. However, an $18,000 increase in non-interest income from service charges, net gains on sale of securities and other fee income combined with decreases in non-interest expenses of $43,000 primarily from professional fees, real estate owned and directors' fees resulted in an increase in income before income taxes of $34,000. Income taxes increased by $11,000 so that net income increased by $23,000.

    Interest Income. Interest income increased by $371,000, or 9.0%, from the nine months ended June 30, 2000 to the nine months ended June 30, 2001. We generated the increase as a result of increasing our average level of interest-earning assets. Average interest-earning assets increased $6.4 million, from $69.2 million for the first nine months of fiscal year 2000 to $75.6 million for the same period this year. The increase was composed of a $5.1 million increase in the average balance of loans plus an increase in the average balance in securities and other short-term investments of $1.3 million. We continue to actively solicit new loans.

    The average interest rate we earned on our loans and securities was 1 basis point (0.01%) lower in the first nine months this year than last year. The average rate earned on loans decreased by 8 basis points, while the average rate earned on securities increased by 14 basis points and the average rate on other short-term investments decreased by 20 basis points.

    Loans are our highest yielding asset category. We increased loans as a percentage of total interest-earning assets from 71.9% for the nine months ending June 30, 2000 to 72.5% for the nine months ending June 30, 2001. Due to the increase in average loans, we estimate that loan interest income grew $308,000 for the first nine months of this year, while a decrease in the average rate reduced interest income by $12,000 for a net increase of $296,000, or 9.1% over last year.

    The increase in the average rates earned on securities was caused in part by the addition of adjustable-rate mortgaged-backed securities to the portfolio two years ago. These rates have improved due to higher interest rates last year and are helping to increase the yield on the securities portfolio. However, since rates have decreased this year these securities will be adjusting downward as they reprice to the index. The one-year adjustable-rate mortgage-backed securities help reduce the interest rate sensitivity effects of our long-term fixed-rate mortgage portfolio. We estimate that the rise in interest rates resulted in an increase in interest income of $19,000, while an increase in the average balance of securities increased interest income by $61,000 for a total gain of $80,000, or 10.0% over last year.

    Overall, we estimate that the increase in the average volume of interest-earning assets yielded a $366,000 increase in interest income, while the decrease in average interest rates resulted in a gain of $5,000 in interest income for a total increase of $371,000 in interest income.

    Interest Expense. As in the case of interest income, interest expense also increased from the first three quarters of 2000 to 2001 as a result of an increase in average interest-bearing liabilities. The increase in volume was the result of increases in time certificates, money market and NOW accounts and our average borrowings from the Federal Home Loan Bank. We estimate that additional interest cost of $227,000, resulted from an increase in the average volume of interest-bearing liabilities, while a $150,000 rise in interest expense was primarily due to an increase in the average rate we paid on time certificates resulting in a $377,000 increase in interest expense. The average balance of interest-bearing liabilities was $5.7 million higher in the first nine months of 2001 compared to 2000. Of this amount $3.5 million represents increased borrowings from the Federal Home Loan Bank and a $2.2 million increase in average deposits.

    Our average cost of funds increased from 4.56% to 4.96% from the first nine months of fiscal 2000 to the same period of fiscal 2001. Our average rate on time certificates increased from 5.27% to 6.17% due to market conditions. We estimate that this increase in interest rates on certificates resulted in an additional $162,000 of interest expense. The increased volume of certificates resulted in an additional $126,000 of interest expense for a total increase of $288,000 related to certificates. Our estimate shows that the higher level of borrowings caused a rise in interest expense of $123,000, while decreased rates caused a $27,000 decrease in interest expense resulting in a $96,000 net increase. Effective July 1, 2001 we lowered our passbook and statement savings rates by 75 basis points (0.75%). We expect that our interest expense will fall in the near future as decreased certificate rates and savings rates impact our cost of funds.

    Net Interest Income. The net effect of the increases in interest income and interest expense was a $6,000 decrease in net interest income. Our interest rate spread (the difference between the average rate we earn and the average rate we pay) decreased by 41 basis points (0.41%). Our net interest margin decreased 38 basis points to 3.99% for the first three quarters of fiscal 2001, from 4.37% for the same period of fiscal 2000.

    The average yield on our loans decreased while it increased on our securities portfolio as discussed above. The decrease in the rate earned on our interest-earning assets of 1 basis point combined with the increase in the average cost of funds of 40 basis points to reduce our interest rate spread by 41 basis points. We continue to offer attractive rates on our deposit products to maintain market share. Our deposit rates are generally equal to or higher than the rates offered by the two local commercial banks and are comparable to or at the high end of rates offered by thrift institutions throughout the region.

    Average capital represented 21.5% of average interest-earning assets for the nine months ended June 30, 2001, while it represented 22.8% of average interest-earning assets for the same period in 2000. Our ratio of average interest-earning assets to average interest-bearing liabilities decreased from
1.27 times in 2000 to 1.25 times in 2001.

    Provision for Loan Losses. For the nine months ended June 30, 2001, we provided $70,000 for loan losses, compared to $49,000 in the same period last year. We increased the provision because of the increase in the size of our loan portfolio. Our level of non-accruing loans (generally loans past due 90 days or more) was $418,000, or 0.7% of total loans at June 30, 2001 compared to $221,000, or 0.4% of total loans at September 30, 2000. At June 30, 2001, our allowance was $666,000, or 1.18% of total loans, compared to $663,000 or 1.21% of total loans at September 30, 2000. The $3,000 increase for the year includes the $70,000 provision and net charge offs of $67,000.

    Non-interest Income. Our non-interest income was $18,000 higher this year for the first nine months of this fiscal year versus the 2000 fiscal year. The increase was primarily the result of a gain on the sale of shares of Federal Home Loan Mortgage Corporation stock.

    Non-interest Expenses. Non-interest expenses decreased by $43,000 from the nine months in 2000 to 2001. This decrease was primarily due to reduced costs of $28,000 for real estate owned, $19,000 in professional fees and $38,000 in directors' fees offset by increases of $22,000 in salaries and employee benefits, $11,000 for data processing and $7,000 for postage and supplies. As discussed earlier, the reduction in directors' fees was the result of losses incurred on the investment of deferred fees indexed to stock market results. At the end of June 2001 we had twenty-two full-time and three part-time employees compared to the end of June 2000 when we had twenty-two full-time and one part-time employee. As we mentioned previously in the discussion of non-interest expenses under the Comparison of Results of Operations for Three Months, we need to add personnel to our main office, but lack the space necessary. Therefore, as a temporary solution, we have purchased a house for $85,000 close to the bank to use as additional office space for administrative offices, including those of both the President and the CFO.

    Income tax expense. Our income tax expense year-to-date increased by $11,000, or 3.0% compared to the nine months of last year. The increased expense was the result of higher net income before income tax of $34,000, or 3.6%.

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

    In general, we manage our liquidity by maintaining a sufficient level of short-term investments so funds are readily available for investment in loans when needed. During the nine months ended June 30, 2001, we reduced our cash and cash equivalents by $1,239,000. We used this reduction to fund additional loans. We have originated $11.2 million of new loans during the nine months ended June 30, 2001. Loans, net, after payments, charge-offs and transfers to real estate owned, increased by $1,844,000 during the period.

    Deposits increased by $183,000 during the nine months ended June 30, 2001. In addition to factors within our control, such as our deposit pricing strategies and our marketing efforts, deposit flows are affected by the level of general market interest rates, the availability of alternate investment opportunities, general economic conditions, and other factors outside our control.

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

    We had $1,563,000 in outstanding commitments to make loans at June 30, 2001, along with $830,000 of unused home equity, commercial and overdraft lines of credit. We anticipate that we will have enough funds to meet our current loan commitments and to fund draws on the lines of credit through the normal turnover of our loan and securities portfolios. At June 30, 2001, we had $23.2 million of time certificates scheduled to mature within one year. We anticipate that we can retain substantially all of those deposits if we need to do so to fund loans and other investments as part of our efforts to grow and leverage our capital.

    The OTS has minimum capital ratio requirements applying to the Bank, but there are no comparable minimum capital requirements that apply to us as a savings and loan holding company. At June 30, 2001, the Bank exceeded all regulatory capital requirements of the OTS applicable to it, with Tier I capital of $15.2 million, or 18.8% of average assets and with risk-based capital of $16.2 million, or 36.5% of risk-weighted assets. The Bank also had tangible capital of $15.2 million, or 18.8% of average tangible assets. The Bank was classified as "well capitalized" at June 30, 2001 under OTS regulations.

    Previously, OTS regulations required that the Bank maintain liquid assets equal to 4% of withdrawable accounts. The ratio was measured on a monthly basis. Using this formula, the Bank had a liquidity ratio of 9.7% at June 30, 2001.

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

                                     Gouverneur Bancorp, Inc.


      Date: August 9, 2001           By: /s/ RICHARD F. BENNETT
                                         --------------------------------------
                                     Richard F. Bennett
                                     President and Chief Executive Officer
                                     (principal executive officer and officer
                                     duly authorized to sign on behalf of the
                                     registrant)

                                     By: /s/ ROBERT TWYMAN
                                         --------------------------------------
                                     Robert Twyman
                                     Vice President and Chief Financial Officer
                                     (principal financial officer duly
                                     authorized to sign on behalf of the
                                     registrant)

                                   Exhibit 11
                               Earnings per Share

Basic and diluted earnings per share were computed as follows:
(In thousands, except per share data)

                                                       Three Months Ended    Nine Months Ended
                                                            June 30,              June 30,
                                                       -----------------     -----------------
Basic earnings per share:                               2001       2000       2001       2000
                                                       ------     ------     ------     ------
Net income                                             $  213     $  220     $  593     $  570
Weighted average common shares outstanding              2,204      2,198      2,203      2,229
Basic earnings per share                               $ 0.10     $ 0.10     $ 0.27     $ 0.26

Diluted earnings per share:
Net income                                             $  213     $  220     $  593     $  570
Weighted average common shares outstanding              2,204      2,198      2,203      2,229
Additional potentially dilutive securities
   (equivalent in common stock)
          Stock options                                    14         --         10         --
                                                       ------     ------     ------     ------
Diluted weighted average common shares outstanding      2,218      2,198      2,213      2,229

Diluted earnings per share                             $ 0.10     $ 0.10     $ 0.27     $ 0.26