Form 10-K
period 2001-09-30
GOUVERNEUR BANCORP INC
filed 2001-12-20
CIK 1063942

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2001

                        Commission file number 001-14910

                            GOUVERNEUR BANCORP, INC.
           -----------------------------------------------------------
           (Name of small business issuer as specified in its charter)

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

                                 (315) 287-2600
                 -----------------------------------------------
                 Issuer's telephone number, including area code:

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this form 10-KSB. [X]

Gouverneur Bancorp, Inc.'s revenues for the fiscal year ended September 30, 2001 were $6,284,738.

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the final closing price of such stock on December 12, 2001, was approximately $5,963,939. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

As of December 12, 2001, there were 2,276,759 issued and outstanding shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE
Part II of Form 10-KSB - Annual Report to Stockholders for the fiscal year ended September 30, 2001.
Part III of Form 10-KSB - Portions of Proxy Statement for 2002 Annual Meeting of Stockholders.

Transitional Small Business Disclosure Format. YES [ ]. NO [X].

                                     PART I

Item 1.  Description of Business

General

         Gouverneur Bancorp, Inc. ("We" or the "Company") is a corporation organized under the laws of the United States in March 1999, in connection with the reorganization of its wholly owned subsidiary, Gouverneur Savings and Loan Association (the "Bank"), into a mutual holding company structure. The Company's assets consist primarily of all the outstanding capital stock of the Bank, and cash of $550,000 at September 30, 2001, representing a portion of the net proceeds of the Company's stock offering completed March 23, 1999. The Company's principal business is the ownership of the Bank. At September 30, 2001, Cambray Mutual Holding Company ("Cambray MHC"), the Company's parent mutual holding company, held 1,311,222 shares or 57.6% of the Company's common stock, and shareholders other than Cambray MHC held 965,537 shares, or 42.4% of the issued and outstanding common stock. The Company is a savings and loan holding company registered with the Office of Thrift Supervision ("OTS") and subject to regulation under federal banking laws and regulations. In this document, references to the Company include the Bank, unless the context denotes otherwise. The terms "Registrant", "we", "our" or similar terms refer to Gouverneur Bancorp, Inc.

         The Company's business consists of gathering deposits from the general public within its market area and investing those deposits primarily in loans, debt obligations issued by the U.S. Government and its agencies, and mortgaged-backed securities. The Company's loans are mainly mortgage loans secured by one-to-four family residences. More recently, the Company has diversified its lending by increasing its number of automobile loans and real estate and non-real estate commercial loans. The increased emphasis on non-real estate lending, which had accelerated in the past few years, decreased slightly this year. Real estate loans grew by $1.4 million in the 2001 fiscal year and their percentage of total loans rose by 0.42% from 77.60% to 78.02% at September 30, 2001.

         The Company's revenues come principally from interest on loans and securities. The Company's primary sources of funds are deposits, borrowing from the Federal Home Loan Bank ("FHLB") and proceeds from principal and interest payments on loans and investment securities. At September 30, 2001, the Company had $82.9 million in assets, $47.7 million in deposits and $16.7 million in total equity.

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

Market Area

         The Bank, a community oriented savings and loan association which was chartered in 1892, has been headquartered in the Town and Village of Gouverneur since its formation. Its deposits are insured up to the applicable limits by the Federal Deposit Insurance Corporation ("FDIC"). Through the Bank's full service office, the Company services a primary market area consisting of southern St. Lawrence County and northern Jefferson and Lewis Counties in New York State. Based on the 2000 Census, the Company estimates that the population in this market area is approximately 100,000. The Company's market area is predominately rural with many small towns. The population of the service area works in diverse industries, including manufacturing, agriculture, retail trades, construction, mining, health care, education and government service. The largest private employers in the market area are two mining companies and a paper mill. Fort Drum, a major military installation, is located at the southern edge of the Company's primary market area. The Company estimates that its share of the residential mortgage lending market in its market area is approximately 10% to 15%. We estimate that our share of all bank deposits in our market area is approximately 25%.

         Economic and demographic conditions in the Company's market area may make implementation of the Company's operating strategy more difficult. Per capita income and median home values are below New York State and national levels in our market area. Unemployment in each of the three counties in the Company's market area is higher than statewide and national unemployment rates. A recent shut down by a mining company located in the Company's market area is expected to adversely affect the local economy. At this time it is not known if this is a temporary situation caused by market forces in the zinc industry, or whether it will become permanent. Some employees have chosen to relocate to mining operations in the mid-west United States due to the uncertainty that exists. A major expansion of the Fort Drum facility may improve local economic conditions. However, since Fort Drum is on the edge of our market area the expansion may not benefit the Company. Furthermore, the local population is showing little or no growth, as the 2000 Census showed less than a 1.0% increase in the area since 1990, versus the statewide average of 5.5%. These conditions are believed to extend to communities adjoining the Company's market area as well. In order to grow the Bank by expanding its customer base, in August 1999, the Company opened a loan production office in Alexandria Bay, New York on the St. Lawrence River to pursue lending opportunities in adjoining communities. We applied to the OTS in August, 2001 to open a new branch office in Alexandria Bay and received approval in September, 2001. After receiving approvals from the town and county planning boards to construct a new office in that community, the Company purchased property in Alexandria Bay on September 27, 2001. We have developed building plans with an architect, and are now finalizing the plans so the project can be bid. We anticipate that construction will begin in the spring of 2002, with an opening in the summer.

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

Lending Activities

         Loan Portfolio Composition. The Company's loans consist primarily of mortgage loans secured by one-to-four family residences. At September 30, 2001, the Company had total loans of $56.0 million, of which $35.7 million, or 63.8%, were one-to-four family first lien residential mortgage loans. The Company had an additional $1.2 million of home equity loans and home equity lines of credit outstanding, or 2.1% of total loans, secured by subordinate liens on one-to-four family residences. In recent years, the Company has focused on increasing its level of auto loans, commercial loans and commercial mortgage loans to expand its business, increase its yields and improve interest rate sensitivity. At September 30, 2001, commercial loans totaled $7.3 million, of which $5.7 million were commercial mortgage loans and $1.6 million were other commercial loans. The Company's portfolio of auto loans decreased by 1.8% from last year to $8.4 million, or 15.1% of total loans. Management believes that this decrease was in part caused by two seperate events. First, automobile sales were depressed due to the weakening economy and second, in an attempt to stimulate automobile sales the auto industry provided special low or no rate financing arrangements thus substantially reducing the opportunity for the Company to finance new and used car sales. Other consumer loans dropped to $1.9 million from $2.1 million, and decreased to 3.4% of total loans. The remainder of the Company's loans consisted of passbook and construction loans. The Company's ratio of net loans to total assets was 67.3% at September 30, 2001.

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

                                                                         At September 30,
                                --------------------------------------------------------------------------------------------------

                                       2001                2000                1999                1998                1997
                                       ----                ----                ----                ----                ----
                                          Percent             Percent             Percent             Percent             Percent
                                 Amount   of Total   Amount   of Total   Amount   of Total   Amount   of Total   Amount   of Total
                                --------  --------  --------  --------  --------  --------  --------  --------  --------  --------
                                                                      (Dollars in thousands)

Real estate loans:
  Residential................   $ 35,750    63.81%  $ 36,640    67.13%  $ 33,320    71.50%  $ 28,834    80.71%  $ 28,896    81.85%
  Home equity................      1,153     2.06%       791     1.45%       771     1.65%       835     2.34%       823     2.33%
  Commercial real estate.....      5,729    10.23%     4,593     8.41%     3,748     8.04%     1,578     4.42%     1,825     5.17%
  Construction...............      1,073     1.92%       331     0.61%       296     0.64%       124     0.35%       308     0.87%
                                --------   ------   --------   ------   --------   ------   --------   ------   --------   ------

  Total real estate loans....     43,705    78.02%    42,355    77.60%    38,135    81.83%    31,371    87.82%    31,852    90.22%


Other loans:
  Passbook loans.............        429     0.77%       389     0.71%       411     0.88%       323     0.91%       475     1.35%
  Automobile loans...........      8,442    15.06%     8,594    15.75%     5,306    11.38%     2,166     6.06%     1,283     3.63%
  Other consumer loans.......      1,875     3.35%     2,059     3.77%     2,045     4.39%     1,384     3.87%     1,613     4.57%
  Commercial loans...........      1,570     2.80%     1,181     2.17%       707     1.52%       477     1.34%        81     0.23%
                                --------   ------   --------   ------   --------   ------   --------   ------   --------   ------

Total other loans............     12,316    21.98%    12,223    22.40%     8,469    18.17%     4,350    12.18%     3,452     9.78%

Total loans..................     56,021   100.00%    54,578   100.00%    46,604   100.00%    35,721   100.00%    35,304   100.00%
                                --------            --------            --------            --------            --------

  Deferred loan costs (fees),
    net......................        413                 382                 187                 (30)                (51)
  Allowance for loan losses..       (655)               (663)               (620)               (484)               (403)
                                --------            --------            --------            --------            --------

Total loans, net.............   $ 55,779            $ 54,297            $ 46,171            $ 35,207            $ 34,850
                                ========            ========            ========            ========            ========

         Residential Mortgage Loans. Substantially all of the Company's residential mortgage loan originations are fixed-rate mortgage loans with terms up to 25 years, but predominantly from 15 to 20 years. The Company also offers adjustable-rate mortgage loans. The adjustable-rate residential mortgage portfolio is $5.7 million, or 15.9% of the Company's $35.8 million of residential mortgage loans at September 30, 2001. Customer preference has strongly favored fixed-rate mortgage loans and most of the adjustable rate loans have fixed rates for the first five years of the loan term.

         When underwriting residential mortgage loan applications, the Company considers the income and assets of the borrower, the borrower's prior credit history and the value of the collateral offered for the loan. In light of the nature of the local market and competitive considerations, the Company occasionally waives adverse credit circumstances related to the borrower if the loan is generally considered to be sound. The Company believes it has adopted prudent policies and procedures for underwriting and generally experiences a declination rate of approximately 30% on all residential mortgage applications.

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

         The Company has enrolled in FHLB's Mortgage Partnership Funding (MPF) program. This is a secondary market program similar to the Federal Home Loan Mortgage Corporation ("Freddie Mac") and Federal National Mortgage Association ("Fannie Mae") programs. We are under no obligation to sell existing mortgages. However, we do want to position the Company to compete with other lenders in our market area and may use this venue to offer longer-term lower rate mortgages. The lack of title insurance and surveys means that a portion of the Company's residential mortgage loan portfolio may not be salable at par under this program. Management intends to continue to emphasize the origination of mortgage loans secured by one-to-four family residences while at the same time seeking to expand the Company's portfolio of other loan types.

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

         The maximum loan to value ratio, including prior liens, is 75% for junior mortgage loans. At September 30, 2001, the Company had $1,153,000 in outstanding advances on home equity lines of credit, $808,000 of unused home equity lines of credit and $505,000 in regular amortizing home equity loans.

         Commercial Mortgage Loans. The Company had a portfolio of $5.7 million of commercial mortgage loans at September 30, 2001. This category of loans increased by $1.4 million, or 33.4 % during the twelve months ended September 30, 2001. The Company offers such loans in order to diversify risk, obtain higher yields ordinarily associated with commercial mortgage loans, and benefit from the improved interest rate sensitivity of loans with shorter terms.

         The Company offers commercial mortgage loans with loan-to-value ratios up to 70%. The Company offers both fixed and adjustable rate commercial mortgage loans, with 26.7% of the Company's commercial mortgage loan balances maturing after September 30, 2002 having adjustable interest rates.

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

         Construction Loans. The Company offers residential single-family construction loans primarily to persons who intend to occupy the property upon completion of construction. The loans automatically convert to regular amortizing loans after construction is complete. Proceeds of the construction loan are advanced in stages as construction is completed. The loans generally provide for a construction period of not more than twelve months during which the borrower pays interest only. In recognition of the risks involved in such loans, the Company carefully monitors construction through regular inspections. At September 30, 2001, the Company had $1.1 million of construction loans. Construction loan levels tend to increase during the summer because of the seasonal nature of residential construction, but even during the summer these loans generally do not represent more than 2% of the Company's loan portfolio. Occasionally, the Company makes construction loans for purposes other than the construction of the borrower's residence when appropriate opportunities arise.

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

         The Company offers auto loans for both new and used cars. The loans have fixed rates with maturities of not more than five and a half years. At September 30, 2001, the Company had $8.4 million of auto loans, 1.8% lower than the level one year earlier. The general economic downturn and lending practices of automobile manufacturers, in which interest free financing is offered, have negatively impacted our growth in this area. Auto loans are offered in amounts up to 100% of the purchase price of the car. The Company evaluates the credit and repayment ability of the borrower as well as the value of the collateral in determining whether to approve a loan.

         Other Consumer Loans. The Company also makes fixed-rate consumer loans either unsecured or secured by savings accounts or other consumer assets. Consumer loans generally have terms not exceeding five years, but home improvement loans are offered with terms up to fifteen years, although most have terms not exceeding ten years. Other consumer loans totaled $1.9 million at September 30, 2001. Other consumer loans generally have higher interest rates than mortgage loans. The shorter terms to maturity are helpful in managing the Company's interest rate risk. Applications for these loans are evaluated based upon the borrower's ability to repay and the value of any collateral.

         Commercial Loans. The Company offers commercial non-mortgage loans to local businesses for working capital, machinery and equipment purchases, expansion, and other business purposes. These loans generally have higher yields than mortgages loans, and include installment equipment financing with terms that generally do not exceed seven years, short-term working capital loans, and commercial lines of credit with annual reviews. The Company offers fixed and adjustable rate commercial loans, with fixed rates being more prevalent. The Company had $1.6 million of such loans at September 30, 2001, compared to $1.2 million on September 30, 2000, an increase of 33.3%. The Company is not aggressively marketing such loans to businesses in its market area. The Company offers these loans in order to satisfy customer requests, diversify its product offerings, maintain and seek to expand market share in light of increased competition, improve yields and improve the interest rate sensitivity of its assets.

         Applications for these loans are generally evaluated based upon the borrower's ability to repay the loan from ongoing operations. The loans normally present greater risks than mortgage loans because the collateral, if any, is often rapidly depreciable, easier to conceal and of limited value to other companies. Furthermore, changes in economic conditions and other factors outside the control of the Company, and often outside the control of the commercial borrowers, can often have a substantial effect on delinquencies. Therefore, the Company monitors these credits on an ongoing basis after making the loan to be able to address any credit problems promptly if they occur.

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

         Under federal law and applicable OTS regulations, we may not lend more than 15% of our capital to any one borrower, with additional loans up to 10% of capital being permitted if the additional loans are secured by readily marketable collateral. At September 30, 2001, the Company's largest loan was a participation loan with Ogdensburg Savings & Loan Association for an automobile dealer located in the Company's market area secured by automobile inventory with a balance of $300,000. At year-end, this loan was current and performing in accordance with its terms. This customer also had the largest loan relationship with the Company, combining all loans to a single borrower or related group of borrowers, at $355,000, substantially below our regulatory loan limit to one borrower of $2.3 million. At September 30, 2001, all loans for the customer were current and performing in accordance with their terms.

         The Company neither purchases nor sells loans. The Company does not service loans for other lenders and the Company has never purchased loan-servicing rights, however we may do so in the future.

         The following table shows the contractual maturity of the Company's loan portfolio at September 30, 2001. Loans are shown as due based on their contractual terms to maturity. Adjustable rate loans are shown as maturing when the final loan payment is due without regard to rate adjustments. The table does not show the effects of loan amortization, possible prepayments or enforcement of due-on-sale clauses. Non-performing loans are shown as being due based upon their contractual maturity without regard to acceleration due to default.

                     Residential     Home equity      Commercial     Other
                       Mortgage    and construction    Mortgage      Loans       Total
                       --------    ----------------    --------      -----       -----
                                               (In thousands)

Amounts due:
  Within 1 year        $     94        $     10        $      3    $    821    $    928
    1 to 2 years            342              30             121       1,399       1,892
    2 to 3 years            585              31              37       3,085       3,738
    3 to 5 years          1,150              72             901       6,230       8,353
    5 to 10 years         9,371              10           2,459         781      12,621
    over 10 years        24,208           2,073           2,208          --      28,489
                       --------        --------        --------    --------    --------
      Total loans      $ 35,750        $  2,226        $  5,729    $ 12,316    $ 56,021
                       ========        ========        ========    ========    ========



         The following table shows, as of September 30, 2001, the amount of loans due after September 30, 2002, and whether they have fixed interest rates or adjustable interest rates.

                                     Fixed    Adjustable
                                     Rates      Rates      Total
                                    --------   --------   --------
                                            (In thousands)

             Residential mortgage   $ 30,000   $  5,656   $ 35,656
             Home equity
             and construction          1,121      1,095      2,216
             Commercial mortgage       4,196      1,530      5,726
             Other Loans              10,571        924     11,495
                                    --------   --------   --------
                      Total         $ 45,888   $  9,205   $ 55,093
                                    ========   ========   ========


         Asset Quality

         Delinquency Procedures. When a borrower fails to make a required payment on a mortgage loan, the Company attempts to cure the deficiency by contacting the borrower. Late notices are sent when a payment is more than fifteen days past due and a late charge is generally assessed at that time. The Company attempts to contact, personally, any borrower who is more than 30 days past due. When a mortgage loan is 90 days past due, the Company sends a 30 days notice of acceleration and if the loan is not brought current by the end of that period, the loan is turned over to an attorney for collection, with foreclosure generally commenced within 30 to 60 days thereafter. A foreclosure action, if the default is not cured, generally leads to a judicial sale of the mortgaged real estate. If the borrower files a bankruptcy petition, the judicial sale is delayed and the foreclosure action cannot be continued until the Company obtains relief from the automatic stay provided by the bankruptcy code. The Company has experienced losses due to delays caused by borrower bankruptcy filings.

         If the Company acquires the mortgaged property at foreclosure sale or accepts a voluntary deed in lieu of foreclosure, the acquired property is then classified as real estate owned. At September 30, 2001, the Company had $182,000 of foreclosed real estate, represented by seven single-family residences. The Company seeks to dispose of these properties through real estate brokers. Due to adverse local economic conditions in the residential housing market, the disposition of foreclosed real estate can take six months or more. When real estate is acquired in full or partial satisfaction of a loan, it is initially recorded at the fair value less estimated costs to sell at the date of foreclosure, establishing a new cost basis. Write-downs from the unpaid loan balance to fair value at the time of foreclosure are charged to the allowance for loan losses. Subsequent revenue and expenses from operations and changes in the valuation allowance are charged to the expense, foreclosed assets, net. The Company is permitted to finance sales of foreclosed real estate by "loans to facilitate," which may involve a lower down payment or a longer repayment term or other more favorable features than generally would be granted under the Company's underwriting guidelines. At September 30, 2001, the Company had $549,000 of "loans to facilitate," with one loan of $31,000 not current in accordance with its terms.

         Late notices are sent on all consumer loans when a payment is more than 10 days past due. When an automobile loan becomes 60 days past due, the Company seeks to repossess the collateral. If the default is not cured, then upon repossession the Company sells the automobile as soon as practicable by public notice and auction. The remaining balance of the loan is fully charged off when the loan is 120 days past due. When other types of non-mortgage loans become past due, the Company takes measures to cure defaults through contacts with the borrower and takes appropriate action, depending upon the borrower and the collateral, to obtain repayment of the loan. The Company had five repossessed assets totaling $38,000 at September 30, 2001.

         From time to time, the Company may give concessions to borrowers with past due loans in order to assist the borrowers in repaying their loans by restructuring the loan terms. These concessions generally involve lengthening the repayment term of an existing loan in order to reduce monthly payments. The Company generally does not agree to interest rate reductions or principal forgiveness in order to restructure a loan. At September 30, 2001, the Company had $571,000 of loans outstanding in which modifications had been made in order to assist the borrower in repaying the loan. All but two loans totaling $56,000 were current in accordance with their restructured terms at September 30, 2001.

         The following table sets forth the Company's loan delinquencies by type, by amount and by percentage of each loan category at September 30, 2001.

                                                   Loans Delinquent For:
                                                   ---------------------

                            60-89 Days              90 Days or More (1)         Total Delinquent Loans
                            ----------              ---------------             ----------------------

                                      Percent                      Percent                      Percent
                                      of loan                      of loan                      of loan
                    Number   Amount   Category   Number   Amount   Category   Number   Amount   Category
                    ------   ------   --------   ------   ------   --------   ------   ------   --------
                                                   (Dollars in thousands)
Real estate loans     12     $ 260      0.59%       5     $ 121      0.28%      17     $ 381      0.87%
Other Loans           17       131      1.06%      13       316      2.57%      30       447      3.63%
                     ---     -----                ---     -----                ---     -----
     Total            29     $ 391      0.70%      18     $ 437      0.78%      47     $ 828      1.48%
                     ===     =====                ===     =====                ===     =====

(1) These loans are included as non-accrual loans in the following schedule.

         The following table sets forth information with respect to the Company's non-performing assets (which generally include loans that are delinquent for 90 days or more and foreclosed real estate) at the dates indicated. At September 30, 2001, there were no loans other than those included in the table below with regard to which management had information about possible credit problems of the borrower that caused management to seriously doubt the ability of the borrower to comply with present loan repayment terms. The ratio of non-performing assets to total assets was below 1% for the fourth straight year.

                                                          At September 30,
                                                          ----------------

                                                2001    2000    1999    1998    1997
                                                ----    ----    ----    ----    ----
                                                       (Dollars in thousands)
         Non-accrual loans:
              Real estate loans .............   $121    $354    $196    $259    $553
              Other Loans ...................    316      55      25      --      12
                                                ----    ----    ----    ----    ----
              Total non-accrual loans .......    437     409     221     259     565

              Foreclosed real estate ........    182      91     169      51     157
              Other repossessed assets ......     38      20      --      --      --
                                                ----    ----    ----    ----    ----
              Total repossessed assets ......    220     111     169      51     157
                                                ----    ----    ----    ----    ----

              Total non-performing assets ...   $657    $520    $390    $310    $722
                                                ====    ====    ====    ====    ====

         Non-performing loans as a percent
         of  total loans ....................   0.78%   0.75%   0.47%   0.73%   1.60%

         Non-performing assets as a percent
         of total assets ....................   0.79%   0.69%   0.56%   0.52%   1.31%


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

         The amount of additional interest income that would have been recorded on non-accrual loans had those loans been performing in accordance with their terms was approximately $28,000 for fiscal 2001, $15,000 for fiscal 2000 and $11,000 for fiscal 1999.

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

         Assets classified as Substandard or Doubtful require the Company to establish prudent valuation allowances. If an asset or portion thereof is classified as Loss, the Company must either establish a specific allowance for loss equal to 100% of the portion of the asset classified Loss or charge off such amount. If the Company does not agree with an examiner's classification of an asset it may appeal this determination. On the basis of management's review of its loans and other assets at September 30, 2001, the Company had $438,000 of assets classified as Substandard and $65,000 classified as Doubtful or Loss.

         Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risks inherent in the Company's loan portfolio and the general economy. The allowance for loan losses is maintained at an amount management considers adequate to cover loan losses deemed probable by our estimates. The allowance is based upon a number of factors, including asset classifications, economic trends, industry experience and trends, industry and geographic concentrations, estimated collateral values, management's assessment of the credit risk inherent in the portfolio, historical loan loss experience and the Company's underwriting policies. The Company evaluates, on a monthly basis, all loans identified as problem loans, including all non-accrual loans and other loans where management has reason to doubt collection in full in accordance with original payment terms. The Company considers whether the allowance should be adjusted to protect against risks associated with such loans. In addition, the Company applies a percentage, for each category of performing loans not designated as problem loans to determine an additional component of the allowance to protect against unascertainable risks inherent in any portfolio of performing loans.

         The analysis of the adequacy of the allowance is reported to and reviewed by the Board of Directors monthly. Management believes it uses a reasonable and prudent methodology to project potential losses in the loan portfolio, and hence assess the adequacy of the allowance for loan losses. However, any such assessment is only an informed estimate and future adjustments may be necessary if economic conditions or the Company's actual experience differ substantially from the assumptions upon which the evaluation of the allowance was based. Furthermore, state and federal regulators, in reviewing the Company's loan portfolio as part of a future regulatory examination, may request the Company to increase its allowance for loan losses, thereby negatively affecting the Company's financial condition and earnings at that time. Moreover, future additions to the allowance may be necessary based on changes in economic and real estate market conditions, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of management's control.

         The following table analyzes activity in the Company's allowance for loan losses during the periods indicated.

                                                            Year Ended September 30,
                                                            ------------------------
                                                  2001      2000      1999      1998      1997
                                                  ----      ----      ----      ----      ----
                                                            (Dollars in thousands)

         Allowance, beginning of period         $   663   $   620   $   484   $   403   $   479
         Provision                                   80       158       162       130       250
         Charge-offs:
            Real estate                              26        55        40        87       312
            Other loans                             109       124        20        47        54
                                                -------   -------   -------   -------   -------
               Total charge-offs                    135       179        60       134       366
         Recoveries:
            Real estate                               6        32        21        66        22
            Other loans                              41        32        13        19        18
                                                -------   -------   -------   -------   -------
               Total recoveries                      47        64        34        85        40
                                                -------   -------   -------   -------   -------
         Net charge-offs                             88       115        26        49       326

         Allowance, end of period               $   655   $   663   $   620   $   484   $   403
                                                =======   =======   =======   =======   =======


         Allowance as a percent of total loans     1.17%     1.21%     1.33%     1.35%     1.14%
         Allowance as a percent of non-
           performing loans                      149.89%   162.10%   280.54%   186.87%    71.33%

         Ratio of net charge-offs to average
           loans outstanding                       0.16%     0.23%     0.07%     0.14%     0.97%

         The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                                                 At September 30,
                                                 ----------------
                                             2001               2000
                                             ----               ----

                                                Percent            Percent
                                                of Loans           of Loans
                                                to Total           to Total
                                        Amount   Loans     Amount   Loans
                                        ------   -----     ------   -----
                                              (Dollars in thousands)
         Allowance allocated to:
             Real estate loans          $  317    78.02%   $  363    77.60%
             Other loans                   338    21.98%      300    22.40%
                                        ------   ------    ------   ------
                Total allowance         $  655   100.00%   $  663   100.00%
                                        ======   ======    ======   ======


                                                          At September 30,
                                                          ----------------
                                             1999               1998               1997
                                             ----               ----               ----

                                                Percent            Percent            Percent
                                                of Loans           of Loans           of Loans
                                                to Total           to Total           to Total
                                        Amount   Loans     Amount   Loans     Amount   Loans
                                        ------   -----     ------   -----     ------   -----
                                                        (Dollars in thousands)
         Allowance allocated to:
             Real estate loans          $  481    81.83%   $  394    87.82%   $  315    90.22%
             Other loans                   139    18.17%       90    12.18%       88     9.78%
                                        ------   ------    ------   ------    ------   ------
                Total allowance         $  620   100.00%   $  484   100.00%   $  403   100.00%
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

         The Company believes its procedures regarding the assessment of environmental risk are adequate. As of September 30, 2001, the Company was unaware of any environmental issues with respect to any of its mortgage loans that would subject it to any material liability at this time. Hidden or future environmental contamination could adversely affect the values of properties securing loans in the Company's portfolio.

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

         As required by Statement of Financial Accounting Standards ("SFAS") 115, securities are classified into three categories: trading, held-to-maturity and available-for-sale. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value with unrealized gains and losses included in trading account activities in the statement of income. Securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. All other securities are classified as available-for-sale. Available-for-sale securities are reported at fair value with unrealized gains and losses included, on an after-tax basis, as a separate component of accumulated other comprehensive income. The Company does not have a trading securities portfolio and has no current plans to maintain such a portfolio in the future. At September 30, 2001, the Company's securities portfolio included securities with a fair value of $19.1 million classified as available-for-sale and securities with an amortized cost of $2.6 million classified as held-to-maturity. The Company classifies each security in either the available-for-sale or the held-to-maturity categories when the security is purchased.

         Investment Securities. The Company's investment securities totaled $21.7 million at September 30, 2001, including $19.1 million classified as available-for-sale and $2.6 million classified as held-to-maturity. The Company invests primarily in debt securities issued by the United States Government and its agencies ($3.8 million at September 30, 2001), taxable and tax-exempt municipal securities ($1.1 million at September 30, 2001), and mortgage-backed securities issued or guaranteed by government-sponsored enterprises ($8.5 million at September 30, 2001). The Company has classified all recent purchases of investment securities as available-for-sale in order to maintain flexibility in managing its investments. Investment securities are purchased in order to invest funds that may be needed to make loans in the future, to provide a source of liquidity if the need for funds arises, to manage interest rate sensitivity, and to take advantage of acceptable after-tax yields that are available when purchasing certain tax-exempt municipal securities. The Company purchases only investment grade debt securities and at September 30, 2001, none of its investment securities were in default or otherwise classified.

         The Company invests in mortgage-backed securities to supplement the yields on its loan portfolio. Substantially all of the mortgage-backed securities were issued, and are insured or guaranteed by "Fannie Mae", "Freddie Mac" or the Government National Mortgage Association ("Ginnie Mae"). At September 30, 2001, the Company's mortgage-backed securities portfolio contained $5.9 million classified as available-for-sale and $2.6 million classified as held-to-maturity.

         The Company employs a strategy of investing in short-term balloon and one-year adjustable mortgage-backed securities rather than longer term fixed rate securities. This helps the Company to manage cash flow and mitigate interest rate sensitivity, but may result in a slightly lower average yield.

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

         Investment securities carry a reduced credit risk as compared to loans. However, investment securities classified as available-for-sale are subject to the risk that a fluctuating interest rate environment could cause a material decline in the carrying value of such securities. In addition, interest rate fluctuations, real estate market changes and changes in economic conditions may alter the prepayment rates on the mortgage loans underlying the mortgage-backed securities and thus affect the value of such securities.

         Equity Securities. At September 30, 2001, the Company had $925,000 in fair value of corporate equity securities represented by Freddie Mac common stock with a cost of $15,000. In addition, the Company also had at September 30, 2001 a mutual fund investment classified as available-for-sale with a carrying value of $6.9 million. The mutual fund invests substantially all of its assets in mortgage-backed securities which are themselves qualified investments for the Company. Although the mutual fund does not qualify as a liquid asset because the terms to maturity of the underlying mortgage-backed securities are too long, the Company considers it a potential source of liquidity because it can be easily redeemed on a daily basis as and when funds are needed.

         At September 30, 2001, the Company also had $820,000 of stock in the Federal Home Loan Bank ("FHLB") of New York that was necessary for the Company to maintain its membership in the FHLB system. The stock is redeemable at par. The yield on this stock was 6.20% (annualized) for the year ended September 30, 2001.

         The following table sets forth certain information regarding the carrying value of the Company's available for sale and held to maturity portfolios at the dates indicated.

                                                       At September 30,
                                                       ----------------
                                                   2001      2000      1999
                                                 Carrying  Carrying  Carrying
                                                   Value     Value     Value
                                                  -------   -------   -------
                                                        (In thousands)
         Securities Available for Sale:
                   U.S. Government and
                     federal agency securities    $ 3,816   $ 4,099   $ 4,357
                   Mortgage-backed securities       5,876     4,436     5,300
                   Municipal securities             1,085     1,975     2,359
                                                  -------   -------   -------
                       Total debt securities       10,777    10,510    12,016

                   Corporate securities               925       837       887
                   Mutual funds                     7,375        21        68
                                                  -------   -------   -------
                       Total available for sale    19,077    11,368    12,971

          Securities Held to Maturity:
                     Mortgage-backed securities     2,593     4,205     6,009
                     Other securities                  58        58        10
                                                  -------   -------   -------
                       Total held to maturity       2,651     4,263     6,019
                                                  -------   -------   -------
                         Total Securities         $21,728   $15,631   $18,990
                                                  =======   =======   =======


         The table below sets forth certain information regarding the carrying value, weighted average yields and stated maturity of the Company's securities at September 30, 2001. There were no securities (exclusive of obligations of the U.S. Government and federal agencies) issued by any one entity with a total carrying value in excess of 10% of the Company's net worth at that date.

                                 One year          From one          From five        More than
                                Or less (1)     to five years      to ten years       ten years      Total securities
                             Carrying    Ave.  Carrying    Ave.  Carrying    Ave.  Carrying    Ave.  Carrying    Ave.     Market
                               Value    Yield    Value    Yield    Value    Yield    Value    Yield    Value    Yield     Value
                               -----    -----    -----    -----    -----    -----    -----    -----    -----    -----     -----
                                                                   (Dollars in thousands)

U.S. Government securities..  $     0   0.00%   $ 1,276   5.42%   $ 2,540   6.09%   $    --   0.00%   $ 3,816   5.86%   $ 3,816
Mortgage-backed securities..      175   5.93%     2,118   6.02%        --   0.00%     6,176   4.45%     8,469   4.87%     8,513
Municipal securities........      126   4.00%       457   6.85%        --   0.00%       502   6.05%     1,085   6.15%     1,085
       Other securities.....    8,358   4.55%        --   0.00%        --   0.00%        --   0.00%     8,358   4.55%     8,357
                              -------           -------           -------           -------           -------           -------
       Total................  $ 8,659   4.57%   $ 3,851   5.92%   $ 2,540   6.09%   $ 6,678   4.56%   $21,728   5.00%   $21,771
                              =======   ====    =======   ====    =======   ====    =======   ====    =======   ====    =======

(1) Includes equity securities which have no maturity.

         Sources of Funds

         General. The Company's primary source of funds is deposits. During 2001, the Company also used borrowings as a source of funds to improve leverage. In addition, the Company derives funds for loans and investments from loan and security repayments and prepayments and revenues from operations. Scheduled payments on loans and mortgage-backed and investment securities are a relatively stable source of funds, while savings inflows and outflows and loan and mortgage-backed and investment securities prepayments are significantly influenced by general interest rates and money market conditions. In general, the Company expects that it will continue to offer the same types of deposit products but also expects that it will continue to use FHLB advances as a source of funds to maximize the return on the additional capital raised through the sale of the Company's common stock.

Deposits. The Company offers several types of deposit programs to its customers, including passbook savings accounts, NOW accounts, money market deposit accounts, checking accounts and certificates of deposit. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. The Company's deposits are obtained predominantly from its primary market area. The Company relies primarily on customer service and long-standing relationships with customers to attract and retain these savings deposits; however, market interest rates and rates offered by competing financial institutions significantly affect the Company's ability to attract and retain savings deposits. The Company does not use brokers to obtain deposits and has no brokered deposits. At September 30, 2001, the Company had $47.7 million of deposits.

         The Company prices its deposit offerings based upon market and competitive conditions in its market area. We generally price our deposit rates to be competitive with other institutions in our market area. Pricing determinations are made weekly by a committee of officers.

         The following table sets forth the distribution of the Company's deposit accounts at the dates indicated. The interest rates shown for non-time accounts are the rates in effect at September 30, 2001.

                                                                   At September 30,
                                                     2001               2000               1999
                                                     ----               ----               ----
                                                        Percent            Percent            Percent
                                               Amount   of Total  Amount   of Total  Amount   of Total
                                               -------   ------   -------   ------   -------   ------
                                                               (Dollars in thousands)
         Non-time accounts:
           Savings and club accounts
              (2.75-3.0%)...................   $13,795    28.93%  $14,694    31.40%  $15,423    34.18%
           NOW and money market
              accounts (2.0-4.0%)...........     6,964    14.61%    6,618    14.14%    6,449    14.30%
           Demand accounts..................       738     1.55%      621     1.33%      184     0.41%
                                               -------   ------   -------   ------   -------   ------
           Total non-time accounts..........    21,497    45.09%   21,933    46.87%   22,056    48.89%

         Time accounts:
         3.00 - 3.99%.......................     1,818     3.81%       --     0.00%       --     0.00%
         4.00 - 4.99%.......................     9,070    19.02%    1,703     3.64%   12,588    27.90%
         5.00 - 5.99%.......................     3,705     7.77%   11,748    25.10%   10,201    22.61%
         6.00 - 6.99%.......................     8,059    16.90%    7.071    15.11%      166     0.37%
         7.00 - 7.99%.......................     3,534     7.41%    4,345     9.28%      102     0.23%
                                                 -----   ------   -------   ------   -------   ------
         Total time accounts................    26,186    54.91%   24,867    53.13%   23,057    51.11%
                                                ------   ------   -------   ------   -------   ------
         Total deposits.....................   $47,683   100.00%  $46,800   100.00%  $45,113   100.00%

         At September 30, 2001, the Company had $3.4 million in certificates of deposit with balances of $100,000 or more ("jumbo deposits"), representing 7.06% of all deposits.

         The following table sets forth the amount of certificates of deposit in denominations of $100,000 at September 30, 2001, and the remaining period to maturity of such deposits.

                                 Amount Due (in thousands)
                                 -------------------------
                           In More Than  In More Than
              In 3 Months    3 up to 6    6 up to 12    In More Than
                or Less        Months       Months        12 Months     Total
                -------        ------       ------        ---------     -----
                 $ 381         $ 536       $ 1,221         $ 1,228     $ 3,366

         Borrowings. During fiscal 2001, the Company incurred borrowings and invested these proceeds into additional loans and securities. All advances were from the FHLB of New York and generally had terms of one to ten years with the entire principal balance repayable at the earlier of call date or maturity. The average balance of FHLB of New York outstanding loans payable during 2001 was $14.6 million and the weighted average cost was 5.32%. The highest balance outstanding during the year and the balance at September 30, 2001 was $16.4 million. In 2000, the average balance of loans payable to FHLB New York was $10.7 million at a weighted average cost of 6.31%. The highest outstanding balance during the 2000 fiscal year was $11.8 million, with $10.8 million outstanding at year-end.

Subsidiary Activities

         The Company is permitted to own subsidiaries for certain limited purposes, as permitted under OTS regulations. The Company has no subsidiaries except for the Bank.

Personnel

         At September 30, 2001, the Company had 22 full-time and two part-time employees. A collective bargaining unit does not represent employees, and the Company considers its relationship with its employees to be good.

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

         Loans to One Borrower. Under the HOLA, federal savings associations are subject to the limits applicable to national banks on loans to a single borrower or a related group of borrowers. The Bank generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. Up to an additional 10% of unimpaired capital and surplus can be lent if the additional amount is fully secured by readily marketable collateral. At September 30, 2001, the Bank's regulatory limit on loans to one borrower was in excess of $2.3 million. At that date, the Bank's largest aggregate loans to one borrower was $355,000.

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

         Capital Requirements. OTS regulations require that the Bank maintain tangible capital equal to 1.5% of total assets as adjusted under the OTS regulations, core capital equal to 3% of such adjusted total assets and total capital (core capital plus supplementary capital) equal to 8% of risk-weighted assets. The Bank's capital ratios at September 30, 2001 all substantially exceeded OTS minimum capital requirements, and those requirements do not now have a material effect on the Bank.

         Limitations on Capital Distributions. OTS regulates the amount of dividends and other capital distributions that the Bank may pay to the Company. In general, if the Bank will satisfy all OTS capital requirements both before and after the distribution, the Bank may make capital distributions to the Company in any year equal to the current year' s net income plus retained net income for the preceding two years. However, because it is a savings and loan holding company subsidiary, the Bank must notify the OTS of the distribution and the OTS may object on safety and soundness grounds.

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

         Community Reinvestment Act and Fair Lending Laws. Under the federal Community Reinvestment Act (the "CRA"), the Bank, consistent with its safe and sound operation, must help meet the credit needs of its entire community, including low and moderate income neighborhoods The OTS periodically assesses the Bank's compliance with CRA requirements. The Bank received a "satisfactory" CRA rating in its most recent OTS examination. The Bank must also comply with the Equal Credit Opportunity Act, which prohibits creditors from discrimination in their lending practices on bases specified in these statutes. The OTS and the Justice Department may take enforcement action against institutions that fail to comply with Fair Lending Laws.

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

         Federal Home Loan Bank System. The Bank is a member of the FHLB of New York and uses it as a source for borrowing funds. The Company must own stock in the FHLB of New York at least equal to the greater of 1% of the principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year or 5% of its advances from the FHLB of New York. At

September 30, 2001, we had $820,000 of capital stock of the FHLB New York, which satisfied this requirement and we had FHLB of New York borrowings totaling $16.4 million.

         Holding Company Regulation

         General Powers. As a savings and loan holding company, we may engage in activities prescribed under HOLA and OTS regulations including: (i) furnishing or performing management services for a savings association subsidiary of such company; (ii) holding, managing or liquidating assets owned or acquired from a savings association subsidiary of such company; (iii) conducting as insurance agency or escrow business; (iv) holding or managing properties used or occupied by a savings association subsidiary of such company; (v) acting as trustee under deeds of trust; (vi) any other activity (A) that the Federal Reserve Board, by regulation, has determined to be permissible for bank holding companies under
Section 4(c) of the Bank Holding Company Act of 1956, unless the Director, by regulation, prohibits or limits any such activity for savings and loan holding companies; or (B) in which multiple savings and loan holding companies were authorized (by regulation) to directly engage on March 5, 1987; and (vii) purchasing, holding, or disposing of stock acquired in connection with a qualified stock issuance if the purchase of such stock by such savings and loan holding company is approved by the Director.

         Waivers of dividends by the Mutual Holding Company. Cambray MHC owns 57.6% of the stock of the Company. If Cambray MHC decides to waive its share of any dividend that the Bank is paying to its stockholders, Cambray MHC must notify the OTS. The OTS reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to any such waiver if: (i) the mutual holding company board of directors determines that such waiver is consistent with such directors' fiduciary duties to the mutual holding company's members, (ii) for as long as the savings association subsidiary is controlled by the mutual holding company, the dollar amount of dividends waived by the mutual holding company are considered as a restriction to the retained earnings of the savings association, which restriction, if material, is disclosed in the public financial statements of the savings association as a note to the financial statements; (iii) the amount of any dividend waived by the mutual holding company is available for declaration as a dividend solely to the mutual holding company, and, in accordance with SFAS 5, where the savings association determines that the payment of such dividend to the mutual holding company is probable, an appropriate dollar amount is recorded as a liability. Cambray MHC elected to waive the dividend to record holders of September 15, 2001 payable on September 30, 2001.

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

Item 2.  Description of Properties

         The Company conducts its business through its headquarters at 42 Church Street in the Town and Village of Gouverneur. This year, the Company purchased a building next to the Bank at 26 John Street to house accounting and executive offices. The net book value of these two premises is $168,000. The Company believes that with the additional office space added this past year its current facilities are adequate for its current needs. As the Bank continues to grow it may be necessary to add both production and support personnel. Therefore, the Board of Directors of the Bank continues to explore possibilities for the expansion of our headquarters. The Company currently operates a loan production office out of rented space in Alexandria Bay, New York. The book value of the premises is zero. As mentioned above, the Company purchased property in Alexandria Bay to locate a full service branch office. The lot, approximately
2.5 acres, cost $464,000, but provides space for additional development that could provide either other income or a return of investment in the future.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended September 30, 2001.


                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         Information contained under the caption "Common Stock" in the 2001 Annual Report to Stockholders included as Exhibit 13 hereto is herein incorporated by this reference.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Information contained under the caption "Managements Discussion and Analysis of Financial Condition and Results of Operations" in the 2001 Annual Report to Stockholders included as Exhibit 13 hereto is herein incorporated by this reference.

Item 7.  Financial Statements

         The following information appearing in the 2001 Annual Report to Stockholders included as Exhibit 13 hereto is herein incorporated by this reference.

         Independent Auditor's Report
         Consolidated Statements of Financial Condition as of September 30, 2001 and 2000.
         Consolidated Statements of Income for the Years Ended September 30, 2001 and 2000.
         Consolidated Statements of Changes in Shareholders' Equity for the Years Ended September 30, 2001 and 2000.
         Consolidated Statements of Cash Flows for the Years Ended September 30, 2001 and 2000.
         Notes to Consolidated Financial Statements


         With the exception of the information expressly incorporated herein by reference, the Company's Annual Report to Stockholders for the year ended September 30, 2001, is not deemed filed as part of this Annual Report on Form 10-KSB.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure: None


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors

Information contained under the caption "The Election of Directors (introduction);" "The Election of Directors - The Board of Directors and

Nominees;" "The Election of Directors - Nominees;" "The Election of Directors - Continuing Directors;" and "The Election of Directors - Meetings of the Board of Directors and Certain Committees" in the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on February 19, 2002, to be filed with the Commission within 120 days after the end of the fiscal year covered by this report is incorporated herein by this reference.

Executive Officers

Information contained under the caption "The Election of Directors - Continuing Directors - Richard F. Bennett;" and "The Election of Directors - Executive Officers Who Are Not Directors" in the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on February 19, 2002, to be filed with the Commission within 120 days after the end of the fiscal year covered by this report, is incorporated herein by this reference.

Compliance with Section 16(a)

To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended September 30, 2001, all
Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners were complied with.

Item 10. Executive Compensation

Information contained under the caption "Compensation" in the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on February 19, 2002, to be filed with the Commission within 120 days after the end of the fiscal year covered by this report, is incorporated herein by this reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Information contained under the caption "Principal Owners of Our Common Stock" in the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on February 19, 2002, to be filed with the Commission within 120 days after the end of the fiscal year covered by this report is incorporated herein by this reference.

Item 12. Certain Relationships and Related Transactions

Information contained under the caption "Compensation - Transactions With Directors and Officers" in the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on February 19, 2002, to be filed with the Commission within 120 days after the end of the fiscal year covered by this report, is incorporated herein by this reference.

Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) Financial statements and schedules

See consolidated financial statements listed in Item 8 hereof.

         There are no financial statement schedules which are required to be filed as part of this Form since they are not applicable.

(b) Reports on Form 8-K

         The Company filed no reports on Form 8-K during the quarter ended September 30, 2001.

(c) Exhibits

         See Index to Exhibits.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                       Gouverneur Bancorp, Inc.



Date: December 18, 2001                By: /s/ RICHARD F. BENNETT
                                           --------------------------------
                                           Richard F. Bennett, President
                                           (Duly authorized representative)

In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:

December 18, 2001               /s/ FRANK LANGEVIN
                                --------------------------------
                                Frank Langevin, Chairman of the Board

December 18, 2001               /s/ RICHARD F. BENNETT
                                --------------------------------
                                Richard F. Bennett, President, Chief Executive
                                Officer and Director

December 18, 2001               /s/ ROBERT TWYMAN
                                --------------------------------
                                Robert Twyman, Vice President and Chief
                                Financial Officer Principal financial and
                                accounting officer

December 18, 2001               /s/ CHARLES VANVLEET
                                --------------------------------
                                Charles VanVleet, Vice President and Secretary

December 18, 2001               /s/ RICHARD JONES
                                --------------------------------
                                Richard Jones, Director

December 18, 2001               /s/ ROBERT LEADER
                                --------------------------------
                                Robert Leader, Director

December 18, 2001               /s/ TIMOTHY MONROE
                                --------------------------------
                                Timothy Monroe, Director

December 18, 2001               /s/ JOSEPH PISTOLESI
                                --------------------------------
                                Joseph Pistolesi, Director

December 18, 2001               /s/ LARRY STRAW
                                --------------------------------
                                Larry Straw, Director

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

         4                       Form of Stock Certificate                        *

         10.1                    Employee Stock Ownership Plan                    *

         10.2                    Stock Option Plan                                ***

         10.3                    Management Recognition Plan                      ***

         13                      2001 Annual Report to Stockholders

         21                      Subsidiaries of Registrant



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

                     GOUVERNEUR BANCORP, INC. AND SUBSIDIARY

                        Consolidated Financial Statements

                           September 30, 2001 and 2000

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------


The Board of Directors and Shareholders
Gouverneur Bancorp, Inc.:

We have audited the accompanying consolidated statements of financial condition of Gouverneur Bancorp, Inc. and subsidiary (the Company) as of September 30, 2001 and 2000, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gouverneur Bancorp, Inc. and subsidiary as of September 30, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.




                                                /s/ Fust Charles Chambers LLP



November 5, 2001
Syracuse, New York

                     GOUVERNEUR BANCORP, INC. AND SUBSIDIARY

                 Consolidated Statements of Financial Condition
                           September 30, 2001 and 2000
                        (in thousands, except share data)

                          Assets                                        2001          2000
                          ------                                      --------      --------
Cash and due from banks                                               $  1,679         1,528
Federal funds sold                                                        --           1,100
Interest-bearing deposits in bank                                        1,173           760
Securities available for sale                                           19,077        11,368
Securities held to maturity (fair value of $2,696 in 2001
    and $4,204 in 2000)                                                  2,651         4,263
Loans                                                                   56,434        54,960
Less allowance for loan losses                                            (655)         (663)
                                                                      --------      --------
                  Loans, net                                            55,779        54,297
Accrued interest receivable                                                485           496
Federal Home Loan Bank of New York stock, at cost                          820           590
Premises and equipment, net                                                899           298
Other assets                                                               300           200
                                                                      --------      --------
                  Total assets                                        $ 82,863        74,900
                                                                      ========      ========
       Liabilities and Shareholders' Equity
       ------------------------------------
Liabilities:
    Deposits:
       Non interest-bearing demand                                         738           621
       NOW and money market                                              6,964         6,618
       Savings                                                          13,795        14,694
       Time                                                             26,186        24,867
                                                                      --------      --------
                  Total deposits                                        47,683        46,800
    Securities sold under agreements to repurchase                       8,400         7,300
    Advances from the Federal Home Loan Bank of New York                 8,000         3,500
    Other liabilities                                                    2,124         1,311
                                                                      --------      --------
                  Total liabilities                                     66,207        58,911
                                                                      --------      --------
Commitments and contingencies (notes 13 and 14)
Shareholders' equity:
    Preferred stock, $.01 par value, 1,000,000 shares authorized;
       none issued                                                        --            --
    Common stock, $.01 par value; 9,000,000 shares authorized;
       2,384,040 shares issued                                              24            24
    Additional paid-in capital                                           4,540         4,550
    Retained earnings                                                   12,463        11,943
    Accumulated other comprehensive income                                 610           356
    Unearned common stock held by MRP                                      (89)           41
    Unallocated common stock held by ESOP                                 (349)         (382)
    Treasury stock, at cost, 107,281 shares                               (543)         (543)
                                                                      --------      --------
                  Total shareholders' equity                            16,656        15,989
                                                                      --------      --------
                  Total liabilities and shareholders' equity          $ 82,863        74,900
                                                                      ========      ========

See accompanying notes to consolidated financial statements.

                     GOUVERNEUR BANCORP, INC. AND SUBSIDIARY

                        Consolidated Statements of Income
                     Years ended September 30, 2001 and 2000
                      (in thousands, except per share data)

                                                                           2001       2000
                                                                          ------     ------
Interest income:
    Loans                                                                 $4,740      4,432
    Securities                                                             1,140      1,053
    Other short-term investments                                              75        101
                                                                          ------     ------
                  Total interest income                                    5,955      5,586
                                                                          ------     ------
Interest expense:
    Deposits                                                               2,174      1,904
    Borrowings                                                               777        677
                                                                          ------     ------
                  Total interest expense                                   2,951      2,581
                                                                          ------     ------
                  Net interest income                                      3,004      3,005
Provision for loan losses                                                     80        158
                                                                          ------     ------
                  Net interest income after provision for loan losses      2,924      2,847
                                                                          ------     ------
Noninterest income:
    Service charges                                                          108        103
    Net gain on sale of securities available for sale                         98         67
    Other                                                                    123        136
                                                                          ------     ------
                  Total noninterest income                                   329        306
                                                                          ------     ------
Noninterest expenses:
    Salaries and employee benefits                                         1,014        957
    Directors' fees                                                           60         90
    Occupancy and equipment                                                  221        207
    Data processing                                                          119        112
    Postage and supplies                                                     104         89
    Professional fees                                                        177        210
    Foreclosed assets, net                                                    45         58
    Other                                                                    280        271
                                                                          ------     ------
                  Total noninterest expenses                               2,020      1,994
                                                                          ------     ------
                  Income before income tax expense                         1,233      1,159
Income tax expense                                                           467        434
                                                                          ------     ------
                  Net income                                              $  766        725
                                                                          ======     ======
Earnings per common share - basic                                         $  .35        .33
                                                                          ======     ======
Earnings per common share - diluted                                       $  .35        .32
                                                                          ======     ======

See accompanying notes to consolidated financial statements.

                     GOUVERNEUR BANCORP, INC. AND SUBSIDIARY

           Consolidated Statements of Changes in Shareholders' Equity
                     Years ended September 30, 2001 and 2000
                        (in thousands, except share data)

                                                                                                           Accumulated
                                                                              Additional                      other
                                                                  Common        paid-in       Retained    comprehensive
                                                                   stock        capital       earnings        income
                                                                  -------       -------        -------        -------
Balance at September 30, 1999                                     $    24         4,553         11,470            390
Comprehensive income:
    Net income                                                       --            --              725           --
    Change in net unrealized gain (loss) on securities
       available for sale, net of taxes                              --            --             --              (34)

                  Total comprehensive income                          691

Allocation of ESOP shares (5,087 shares)                             --              (3)          --             --
Amortization of MRP                                                  --            --             --             --
Purchase of treasury stock (107,281 shares)                          --            --             --             --
Cash dividends declared ($.11 per share)                             --            --             (252)          --
                                                                  -------       -------        -------        -------
Balance at September 30, 2000                                          24         4,550         11,943            356
Comprehensive income:
    Net income                                                       --            --              766           --
    Change in net unrealized gain (loss) on securities
       available for sale, net of taxes                              --            --             --              254

                  Total comprehensive income                        1,020

Allocation of ESOP shares (6,711 shares)                             --               8           --             --
Common stock acquired by MRP (30,600 shares)                         --             (18)          --             --
Amortization of MRP                                                  --            --             --             --
Cash dividends declared ($.16 per share)                             --            --             (246)          --
                                                                  -------       -------        -------        -------
Balance at September 30, 2001                                     $    24         4,540         12,463            610
                                                                  =======       =======        =======        =======

                                                                 Unearned     Unallocated
                                                                  common         common
                                                                stock held     stock held      Treasury
                                                                  by MRP         by ESOP         stock          Total
                                                                  -------        -------        -------        -------
Balance at September 30, 1999                                        --             (408)          --           16,029
Comprehensive income:
    Net income                                                       --             --             --              725
    Change in net unrealized gain (loss) on securities
       available for sale, net of taxes                              --             --             --              (34)
                                                                                                               -------
                  Total comprehensive income
                                                                                                               -------
Allocation of ESOP shares (5,087 shares)                             --               26           --               23
Amortization of MRP                                                    41           --             --               41
Purchase of treasury stock (107,281 shares)                          --             --             (543)          (543)
Cash dividends declared ($.11 per share)                             --             --             --             (252)
                                                                  -------        -------        -------        -------
Balance at September 30, 2000                                          41           (382)          (543)        15,989
Comprehensive income:
    Net income                                                       --             --             --              766
    Change in net unrealized gain (loss) on securities
       available for sale, net of taxes                              --             --             --              254
                                                                                                               -------
                  Total comprehensive income
                                                                                                               -------
Allocation of ESOP shares (6,711 shares)                             --               33           --               41
Common stock acquired by MRP (30,600 shares)                         (145)          --             --             (163)
Amortization of MRP                                                    15           --             --               15
Cash dividends declared ($.16 per share)                             --             --             --             (246)
                                                                  -------        -------        -------        -------
Balance at September 30, 2001                                         (89)          (349)          (543)        16,656
                                                                  =======        =======        =======        =======

See accompanying notes to consolidated financial statements

                     GOUVERNEUR BANCORP, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

                     Years ended September 30, 2001 and 2000
                                 (in thousands)

                                                                   2001          2000
                                                                 --------      --------
Cash flows from operating activities:
    Net income                                                   $    766           725
    Adjustments to reconcile net income to net
       cash provided by operating activities:
          Depreciation                                                 88            68
          Provision for loan losses                                    80           158
          Deferred income taxes                                       (51)           45
          Net gains on sales of securities                            (98)          (67)
          Net amortization of securities                               92            59
          Loss on retirement of premises and equipment               --               7
          Allocated and earned shares of ESOP and MRP                  56            64
          (Increase) decrease in accrued interest receivable           11           (27)
          Decrease in other assets                                    140           228
          Increase (decrease) in other liabilities                    695          (185)
                                                                 --------      --------

                  Net cash provided by operating activities         1,779         1,075
                                                                 --------      --------

Cash flows from investing activities:
    Net increase in loans                                          (1,803)       (8,499)
    Proceeds from sales of securities available for sale            1,486            68
    Proceeds from maturities and principal reductions of
       securities available for sale                                5,896         1,510
    Purchases of securities available for sale                    (14,656)         --
    Purchases of securities held to maturity                         --             (50)
    Proceeds from maturities and principal reductions of
       securities held to maturity                                  1,607         1,802
    Additions to premises and equipment                              (689)          (95)
    Purchase of Federal Home Loan Bank of New York stock             (230)         (205)
                                                                 --------      --------

                  Net cash used in investing activities            (8,389)       (5,469)
                                                                 --------      --------

                                        4                            (Continued)

                     GOUVERNEUR BANCORP, INC. AND SUBSIDIARY

                     Years ended September 30, 2001 and 2000
                                 (in thousands)

                                                                  2001          2000
                                                                --------      --------
Cash flows from financing activities:
    Net increase in deposits                                         883         1,687
    Net repayments of short-term borrowings                       (5,400)       (2,000)
    Proceeds of long-term debt                                    16,400         5,400
    Repayment of long-term debt                                   (5,400)         --
    Purchase of common stock by MRP                                 (163)         --
    Dividends paid on common stock                                  (246)         (252)
    Purchase of treasury stock                                      --            (543)
                                                                --------      --------

                  Net cash provided by financing activities        6,074         4,292
                                                                --------      --------

                  Net decrease in cash and cash equivalents         (536)         (102)

Cash and cash equivalents at beginning of year                     3,388         3,490
                                                                --------      --------

Cash and cash equivalents at end of year                        $  2,852         3,388
                                                                ========      ========

Supplemental disclosure of cash flow information:
    Cash paid during the year for:
       Interest                                                 $  2,881         2,601
                                                                ========      ========
       Income taxes                                             $    393           462
                                                                ========      ========

    Non-cash investing activities:
       Additions to foreclosed assets                           $    241           215
                                                                ========      ========

See accompanying notes to consolidated financial statements.

                     GOUVERNEUR BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           September 30, 2001 and 2000


(1)   Business
      --------

      Gouverneur Bancorp, Inc. (the Company) is a savings and loan holding company. Its only subsidiary is Gouverneur Savings and Loan Association (the Bank). On March 23, 1999, the Bank reorganized into the mutual holding company form of organization as a wholly owned subsidiary of the Company, a mid-tier stock holding company that became the majority-owned subsidiary of Cambray Mutual Holding Company.

      Cambray Mutual Holding Company, a mutual holding company whose activity is not included in the accompanying consolidated financial statements, owns 57.6% of the outstanding common stock of the Company as of September 30, 2001.

      The Bank provides financial services to individuals and businesses primarily in St. Lawrence, Jefferson and Lewis Counties in New York State. The Bank is subject to regulation by the Office of Thrift Supervision (OTS).

(2)   Summary of Significant Accounting Policies
      ------------------------------------------

      (a)  Basis of Presentation
           ---------------------

           The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

      (b)  Use of Estimates
           ----------------

           The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. A material estimate that is particularly susceptible to significant change in the near term is the determination of the allowance for loan losses.

                                        6                            (Continued)

                     GOUVERNEUR BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


(2)   Summary of Significant Accounting Policies, Continued
      -----------------------------------------------------

      (c)  Cash and Cash Equivalents
           -------------------------

           For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and due from banks, federal funds sold and interest-bearing deposits in bank which represent short-term highly liquid investments.

      (d)  Securities
           ----------

           The Company classifies its debt securities at the time of purchase as either securities available for sale or securities held to maturity. The Company does not hold any securities considered to be trading. Debt securities that management has the positive intent and ability to hold to maturity are classified as securities held to maturity and are recorded at amortized cost. Securities not classified as held to maturity are classified as securities available for sale and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income.

           Purchase premiums and discounts are recognized in interest income using the interest method over the term of the securities. Declines in the fair value of securities held to maturity and securities available for sale below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

      (e)  Loans
           -----

           Loans are reported at the principal amount outstanding, net of deferred costs and allowance for loan losses. Loan origination fees, net of certain direct origination costs are deferred and are recognized as an adjustment of the related loan yield using the interest method.

           The accrual of interest on loans is generally discontinued and previously accrued interest is reversed when loan payments are 90 days or more past due or when, in the opinion of management, collectibility becomes uncertain. Subsequent recognition of interest income occurs only to the extent that payment is received. Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured.

                                        7                            (Continued)

                     GOUVERNEUR BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


(2)   Summary of Significant Accounting Policies, Continued
      -----------------------------------------------------

      (f)  Allowance for Loan Losses
           -------------------------

           The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

           The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revisions as more information becomes available.

           A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

           Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential mortgage loans for impairment disclosures.

                                        8                            (Continued)

                     GOUVERNEUR BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


(2)   Summary of Significant Accounting Policies, Continued
      -----------------------------------------------------

      (g)  Foreclosed Assets, Net
           ----------------------

           Real estate acquired in settlement of loans is initially recorded at fair value less estimated costs to sell at the date of foreclosure, establishing a new cost basis. Write-downs from the unpaid loan balance to fair value at the time of foreclosure are charged to the allowance for loan losses. Subsequent revenue and expenses from operations and changes in the valuation allowance are charged to the expense, foreclosed assets, net.

      (h)  Premises and Equipment
           ----------------------

           Landis carried at cost and building and improvements and furniture and equipment are carried at cost less accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of the assets.

      (i)  Employee Stock Ownership Plan
           -----------------------------

           The Company sponsors a non-contributory Employee Stock Ownership Plan
               (ESOP) covering substantially all employees. Employer contributions are discretionary and there is no guarantee that a contribution will be made during any particular year. However, the Company will make annual contributions sufficient to cover principal and interest due under the contractual terms of the ESOP loan agreement. Contributions will be in the form of cash or Gouverneur Bancorp, Inc. securities. The number of shares allocable to Plan participants is based on employee compensation levels. Accordingly, as shares are committed to be released to participants, the Company reports compensation expense equal to current market price of the shares and the shares become outstanding for earnings per share computations.

      (j)  Stock Option and Management Recognition Plans
           ---------------------------------------------

           The Company has a Stock Option Plan (SOP) and a Management
               Recognition Plan (MRP) for directors, officers and key employees. The Company accounts for stock options granted under the SOP and the MRP in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The Company provides proforma net income and proforma earnings per share disclosures for employee stock options grants as if the fair-value-based method defined in Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, had been applied. The fair value of the shares awarded, under the MRP, measured as of the grant date, is recognized as unearned compensation (a component of shareholders' equity) and amortized to compensation expense over the vesting period.

                                        9                            (Continued)

                     GOUVERNEUR BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


(2)   Summary of Significant Accounting Policies, Continued
      -----------------------------------------------------

      (k)  Income Taxes
           ------------

           Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in the period that includes the enactment date.

      (l)  Financial Instruments With Off-Balance Sheet Risk
           -------------------------------------------------

           The Company does not engage in the use of derivative financial instruments. The Company's off-balance sheet financial instruments are limited to commitments to extend credit.

      (m)  Earnings per Common Share
           -------------------------

           Basic earnings per common share is calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period. Unallocated shares held by the Company's ESOP are not included in the weighted average number of shares outstanding. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.

           Earnings per common share have been computed based on the following
               (in thousands):

                                                                                2001       2000
                                                                               ------     ------
                  Net income applicable to common stock                        $  766        725
                                                                               ======     ======
                  Average number of common shares outstanding                   2,191      2,221
                  Effect of dilutive options                                       17         40
                                                                               ------     ------
                            Average number of common shares outstanding
                               used to calculate diluted earnings per share     2,208      2,261
                                                                               ======     ======

                                       10                            (Continued)

                     GOUVERNEUR BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


(2)   Summary of Significant Accounting Policies, Continued
      -----------------------------------------------------

      (n)  Comprehensive Income
           --------------------

           Comprehensive income, presented in the consolidated statements of changes in shareholders' equity, consists of net income and the net change for the period in after-tax unrealized gains or losses on securities available for sale. Accumulated other comprehensive income in the consolidated statements of financial condition represents the net unrealized gains or losses on securities available for sale as of the reporting dates, net of related tax effect.

           A summary of unrealized gains (losses) and reclassification adjustments, net of tax, of securities available for sale for the years ended September 30 follows (in thousands):

                                                                    2001        2000
                                                                   ------      ------
                 Unrealized holding gains (losses) arising
                    during the period net of tax (pre-tax
                    amount of $ 523,000 and $10,000)               $  314           6

                 Reclassification adjustment for losses
                    (gains) realized in net income during
                    this period, net of tax (pre-tax amount
                    of ($98,000) and ($67,000))                       (60)        (40)
                                                                   ------      ------

                 Other comprehensive (loss) income, net of tax     $  254         (34)
                                                                   ======      ======

      (o)  Segment Reporting
           -----------------

           As a community-oriented financial institution, substantially all of the Company's operations involve the delivery of loan and deposit products to customers. Management makes operating decisions and assesses performance based on an ongoing review of these community banking operations, which constitute the Company's only operating segment for financial reporting purposes.

                                       11                            (Continued)

                     GOUVERNEUR BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


(2)   Summary of Significant Accounting Policies, Continued
      -----------------------------------------------------

      (p)  New Accounting Standards
           ------------------------

           In July 2001, the Financial Accounting Standards Board (FASB) issued
               Statement No. 141, Business Combinations, which requires all business combinations to be accounted for under the purchase method of accounting, thus eliminating the pooling of interests method of accounting. The adoption of this statement is effective for the transactions initiated after June 30, 2001.

           In July 2001, the FASB issued Statement No. 142, Goodwill and Other
               Intangible Assets, which requires acquired intangible assets (other than goodwill) to be amortized over their useful economic life, while goodwill and any acquired intangible asset with an indefinite useful economic life would not be amortized, but would be reviewed for impairment on an annual basis based upon guidelines specified by the Statement. The adoption of this statement is effective October 1, 2002.

           In June 2001, the FASB issued Statement No. 143, Accounting for
               Asset Retirement Obligations, which addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.

           In October 2001, the FASB issued Statement No. 144, Accounting for
               Impairment of Disposal of Long-Lived Assets, that replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. The provisions of SFAS No. 144 are effective October 1, 2002. The Company does not believe there will be a material impact on the Company's consolidated financial statements upon the adoption of this Statement.

           Adoption of these statements is not expected to have a material impact on the Company's financial condition or results of operations.

                                       12                            (Continued)

                     GOUVERNEUR BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


(3)   Securities
      ----------

      The amortized cost and fair values of securities, with gross unrealized gains and losses, are summarized as follows (in thousands):

                                                                   September 30, 2001
                                                      ----------------------------------------------
                                                                    Gross        Gross
                                                      Amortized  unrealized    unrealized     Fair
                                                         cost       gains        losses       value
                                                       -------     -------      -------      -------
         Securities available for sale:
             Debt securities:
                U.S. Government and federal agency     $ 3,750          66         --          3,816
                Mortgage-backed                          5,872          21          (17)       5,876
                Municipal                                1,076           9         --          1,085
                                                       -------     -------      -------      -------
                     Total debt securities              10,698          96          (17)      10,777
             Corporate equity securities                    15         910         --            925
             Mutual funds                                7,318          57         --          7,375
                                                       -------     -------      -------      -------
                                                       $18,031       1,063          (17)      19,077
                                                       =======     =======      =======      =======
         Securities held to maturity:
             Mortgage-backed                             2,593          45         --          2,638
             Other                                          58        --           --             58
                                                       -------     -------      -------      -------
                                                       $ 2,651          45         --          2,696
                                                       =======     =======      =======      =======

                                                                   September 30, 2000
                                                      ----------------------------------------------
                                                                    Gross        Gross
                                                      Amortized  unrealized    unrealized     Fair
                                                         cost       gains        losses       value
                                                       -------     -------      -------      -------
         Securities available for sale:
             Debt securities:
                U.S. Government and federal agency     $ 4,201        --           (102)       4,099
                Mortgage-backed                          4,492        --            (56)       4,436
                Municipal                                2,015           1          (41)       1,975
                                                       -------     -------      -------      -------
                     Total debt securities              10,708           1         (199)      10,510
             Corporate equity securities                    16         821         --            837
             Mutual funds                                   21        --           --             21
                                                       -------     -------      -------      -------
                                                       $10,745         822         (199)      11,368
                                                       =======     =======      =======      =======
         Securities held to maturity:
             Mortgage-backed                             4,205        --            (59)       4,146
             Other                                          58        --           --             58
                                                       -------     -------      -------      -------
                                                       $ 4,263        --            (59)       4,204
                                                       =======     =======      =======      =======

                                       13                            (Continued)

                     GOUVERNEUR BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


(3)   Securities, Continued
      ---------------------

      The amortized cost and fair value of debt securities based on the earlier of call date or contractual maturity at September 30, 2001 follows (in thousands):

                                                         Amortized     Fair
                                                            cost       value
                                                          -------     -------

             Securities available for sale:
                Due within one year                       $ 3,826       3,875
                Due after one year through five years       1,000       1,026
                                                          -------     -------
                                                            4,826       4,901
                Mortgage-backed securities                  5,872       5,876
                                                          -------     -------

                                                          $10,698      10,777
                                                          =======     =======

             Securities held to maturity:
                Due within one year                       $    58          58

                Mortgage-backed securities                  2,593       2,638
                                                          -------     -------

                                                          $ 2,651       2,696
                                                          =======     =======

      Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

      Gross gains of approximately $98,000 were realized on sales of securities available for sale in 2001 and $67,000 in 2000. There were no gross losses in 2001 and 2000.

                                       14                            (Continued)

                     GOUVERNEUR BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


(4)   Loans Receivable
      ----------------

      Loans at September 30 are summarized as follows (in thousands):

                                                          2001        2000
                                                         -------     -------

             Mortgage loans:
                Residential - one to four family         $35,750      36,640
                Commercial 5,729                           4,593
                Construction                               1,073         519
                                                         -------     -------

                           Total mortgage loans           42,552      41,752
                                                         -------     -------

             Other loans:
                Commercial and agricultural                1,570       1,181
                Automobile                                 8,442       8,594
                Home equity                                1,153         791
                Passbook                                     429         389
                Other                                      1,875       2,059
                                                         -------     -------

                           Total other loans              13,469      13,014
                                                         -------     -------

                           Total loans                    56,021      54,766

             Undisbursed portion of loans in process        --          (188)
             Net deferred costs                              413         382
                                                         -------     -------

                                                         $56,434      54,960
                                                         =======     =======

      An analysis of the allowance for loan losses follows (in thousands):

                                                          2001        2000
                                                         -------     -------

             Balance at beginning of year                $   663         620
             Provision for loan losses                        80         158
             Loans charged-off                              (135)       (179)
             Recoveries                                       47          64
                                                         -------     -------

             Balance at end of year                      $   655         663
                                                         =======     =======

                                       15                            (Continued)

                     GOUVERNEUR BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


(4)   Loans Receivable, Continued
      ---------------------------

      A substantial portion of the Company's loans are mortgages in St.
         Lawrence, Jefferson and Lewis Counties in New York State. Accordingly, the ultimate collectibility of a substantial portion of the loan portfolio is susceptible to changes in market conditions in this area.

      The principal balances of loans not accruing interest amounted to approximately $437,000 and $409,000 at September 30, 2001 and 2000, respectively. The interest income foregone for nonaccruing loans was approximately $28,000 and $15,000 during the years ended September 30, 2001 and 2000, respectively.

      The Company's recorded investment in impaired loans totalled $415,000 at September 30, 2001. The average recorded investment in impaired loans was $208,000 in 2001. The allowance for loan losses associated with these impaired loans was $51,000 at September 30, 2001. The Company had no impaired loans in 2000. The amount of interest income recognized on impaired loans was not significant for the year ended September 30, 2001.

      In the ordinary course of business, the Company has and expects to continue to have transactions, including loans, with its officers and directors. In the opinion of management, such transactions were on substantially the same terms, including interest rates and collateral, as those prevailing at the time of comparable transactions with other persons and did not involve more than a normal risk of collectibility or present any other unfavorable features. Loans to such borrowers at September 30, 2001 and 2000 were $403,000 and $333,000, respectively.

(5)   Accrued Interest Receivable
      ---------------------------

      Accrued interest receivable at September 30 is summarized as follows (in thousands):

                                                        2001     2000
                                                       -----    -----

             Loans                                     $ 329      313
             Securities                                  156      183
                                                       -----    -----

                                                       $ 485      496
                                                       =====    =====

                                       16                            (Continued)

                     GOUVERNEUR BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


(6)   Premises and Equipment
      ----------------------

      Premises and equipment at September 30 are summarized as follows (in thousands):

                                                        2001         2000
                                                       -------      -------
             Land                                      $   504           30
             Buildings and improvements                    604          478
             Furniture and equipment                       377          288
                                                       -------      -------
                                                         1,485          796
             Less accumulated depreciation                (586)        (498)
                                                       -------      -------

                                                       $   899          298
                                                       =======      =======

      Depreciation expense for the years ended September 2001 and 2000 amounted to $88,000 and $68,000, respectively.

(7)   Deposits

      At September 30, 2001 and 2000, the aggregate amounts of time deposits in denominations of $100,000 or more were approximately $3,366,000 and $3,519,000, respectively.

      At September 30, 2001 the scheduled maturities of time deposits are as follows (in thousands):

             Within one year                                       $ 22,629
             One through two years                                    2,807
             Two through three years                                    510
             Three through five years                                   240
                                                                   --------

                                                                   $ 26,186
                                                                   ========

      Interest expense on deposits is summarized as follows (in thousands):

                                                           2001       2000
                                                          ------     ------

             Savings                                      $  470        532
             Time                                          1,559      1,250
             NOW and money market                            145        122
                                                          ------     ------

                                                          $2,174      1,904
                                                          ======     ======

                                       17                            (Continued)

                     GOUVERNEUR BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

(8)   Borrowed Funds
      --------------

      Borrowed funds at September 30 are summarized as follows (in thousands):

                                                                2001                           2000
                                                    --------------------------       --------------------------
                                                              Weighted average                 Weighted average
                                                    Amount      interest rate        Amount      interest rate
                                                    ------      -------------        ------      -------------
             Securities sold under
                agreements to repurchase            $  8,400             4.69%         7,300              6.63%

             Advances from the
                Federal Home Loan
                Bank of New York                       8,000             4.53%         3,500              6.82%
                                                    --------                        --------
                                                    $ 16,400                          10,800
                                                    ========                        ========

      Future contractual maturities of the securities sold under agreements to repurchase and advances from the Federal Home Loan Bank of New York (FHLBNY) are as follows (in thousands):

                           Year ending
                           -----------
                               2002                                $  3,000
                               2003                                   1,200
                               2004                                   1,700
                               2005                                     500
                               2011                                  10,000
                                                                   --------
                                                                   $ 16,400
                                                                   ========

      At September 30, 2001, $5.0 million of securities sold under agreements to repurchase and $5.0 million of advances from the FHLBNY are callable in 2002.

      The securities sold under agreements to repurchase are secured by mortgage-backed securities. The collateral underlying the securities sold under agreements to repurchase had a carrying value of $8,860,000 and a fair value of $8,949,000 at September 30, 2001 and a carrying value of $8,768,000 and a fair value of $8,646,000 at September 30, 2000. The securities sold under agreements to repurchase have fixed interest rates.

      The Company utilizes advance programs offered by the FHLBNY including a line of credit agreement with an available limit of $12,716,000 at September 30, 2001. Under terms of a blanket collateral agreement with the FHLBNY, outstanding advances are secured by certain qualifying assets not otherwise pledged. The advances from the FHLBNY have fixed interest rates.

                                       18                            (Continued)

                     GOUVERNEUR BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


(9)   Income Taxes
      ------------

      The components of income tax expense are (in thousands):

                                                           2001       2000
                                                          -----      -----
             Current:
                Federal                                   $ 404        309
                State                                       114         80
                                                          -----      -----
                                                            518        389
                                                          -----      -----

             Deferred:
                Federal                                     (40)        35
                State                                       (11)        10
                                                          -----      -----
                                                            (51)        45
                                                          -----      -----
                                                          $ 467        434
                                                          =====      =====

      Actual tax expense attributable to income before income taxes differed from "expected" tax expense, computed by applying the U.S. federal statutory tax rate of 34% to income before income tax as follows (in thousands):

                                                                      2001       2000
                                                                     -----      -----
             Computed "expected" tax expense                         $ 419        394
             Increase (decrease) in income taxes resulting from:
                State taxes, net of federal tax benefits                68         53
                Other items, net                                       (20)       (13)
                                                                     -----      -----
                                                                     $ 467        434
                                                                     =====      =====

                                       19                            (Continued)

                     GOUVERNEUR BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


(9)   Income Taxes, Continued
      -----------------------

      The components of the net deferred tax liability, included in other liabilities, are as follows (in thousands):

                                                                       2001     2000
                                                                       ----     ----
             Deferred tax assets:
                Allowance for loan losses                              $260      270
                Deferred directors' fees                                 55       43
                Accrued expenses                                         49       66
                Other                                                    39       27
                                                                       ----     ----
                           Total deferred tax assets                    403      406
                                                                       ----     ----

             Deferred tax liabilities:
                Accumulated depreciation on premises and equipment       16       20
                Accrued interest receivable                             147      198
                Net deferred loan costs                                 164      153
                Unrealized gains on securities available for sale       430      266
                Prepaid expenses                                         26       36
                                                                       ----     ----

                           Total deferred tax liabilities               783      673
                                                                       ----     ----

                           Net deferred tax liability                  $380      267
                                                                       ====     ====

      Realization of deferred tax assets is dependent upon the generation of future taxable income or the existence of sufficient taxable income within the carryback period. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. In assessing the need for a valuation allowance, management considers the scheduled reversal of the deferred tax liabilities, the level of historical taxable income and projected future taxable income over the periods in which the temporary differences comprising the deferred tax assets will be deductible. Management believes that no valuation allowance is necessary at September 30, 2001 and 2000.

      Included in retained earnings at September 30, 2001 is approximately
         $1,274,000 representing aggregate provisions for loan losses taken under the Internal Revenue Code. Use of these reserves to pay dividends in excess of earnings and profits or to redeem stock, or if the institution fails to qualify as a bank for federal income tax purposes, would result in taxable income to the Bank.

                                       20                            (Continued)

                     GOUVERNEUR BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


(10)  Employee Benefit Plans
      ----------------------

      The Company has a defined contribution 401(k) Retirement Plan (Plan) for all eligible salaried employees. Employees are permitted to contribute up to 15% of base pay to the Plan, subject to certain limitations. The Company contributes 3% of each eligible employee's salary. Additional Company contributions to the Plan are determined annually by the Board of Directors. For the years ended September 30, 2001 and 2000 expense for the Plan amounted to $58,000 and $48,000, respectively.

      In connection with establishing the Employee Stock Ownership Plan (ESOP) in 1999, the ESOP borrowed $429,000 from the Company to purchase 85,825 common shares of the Company's stock. The loan shall be repaid in ten equal annual installments through 2009. The loan bears interest at 7.75%. At September 30, 2001, 16,089 shares were released or committed to be released and 69,736 shares remained as unallocated shares. The fair value of the unallocated shares on September 30, 2001 amounted to $593,400. The cost of the ESOP shares that have not been allocated or committed to be released to participants is deducted from stockholders' equity. The Company recorded $41,000 and $23,000 of compensation expense related to the ESOP for the years ended September 30, 2001 and 2000, respectively.

(11)  Deferred Compensation Plan
      --------------------------

      In 1998, the Company instituted a nonqualified deferred compensation plan for directors, under which participants may elect to defer all or part of their annual director fees. At September 30, 2001 and 2000, deferred director fees included in other liabilities aggregated $138,000 and $109,000, respectively. Deferred compensation expense for the years ended September 30, 2001 and 2000 amounted to $29,000 and $54,000, respectively.

(12)  Stock Option and Management Recognition Plans
      ---------------------------------------------

      On October 27, 1999, shareholders approved the Stock Option Plan and the
         Management Recognition Plan (MRP) for directors, officers and key employees. The Stock Option Plan provides for awards in the form of stock options, representing a right to purchase up to 107,281 shares of common stock. All options have a ten-year term and vest ratably over a five-year period.

                                       21                            (Continued)

                     GOUVERNEUR BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


(12)  Stock Option and Management Recognition Plans, Continued

      Activity in the Stock Option Plan is as follows:

                                                         Options    Option price
                                                       outstanding    per share
                                                       -----------    ---------

             Outstanding at September 30, 1999               --         $ --

             Granted                                       58,250        4.75
                                                           ------       -----
             Outstanding at September 30, 2000             58,250        4.75

             Granted                                         --           --
                                                           ------       -----
             Outstanding at September 30, 2001             58,250       $4.75
                                                           ======       =====
             Options exercisable at September 30, 2001     11,650
                                                           ======

      The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 5.9%; dividend yield of 2.2%; market price volatility of 26.6%; expected option life of 8 years. The estimated weighted average fair value of the options granted during 2000 was $1.99 per option.

      The Company has elected to account for its stock-based compensation plan in accordance with Accounting Principles Board Opinion No. 25. Proforma amounts of net income and earnings per share under Statement of Financial Standards No. 123 for the years ended September 30 are as follows:
                                                         2001       2000
                                                         ----       ----

             Net income:
                As reported                           $   766        725
                Proforma                                  752        711

             Earnings per common share - basic:
                As reported                           $      .35        .33
                Proforma                                     .34        .32
             Earnings per common share - diluted:
                As reported                           $      .35        .32
                Proforma                                     .34        .31

      On October 27, 1999, the Company awarded 23,100 shares (42,912 authorized) of restricted stock under the MRP. The market value of shares awarded at the date of the grant approximated $110,000. Compensation expense for the MRP was $15,000 and $41,000 for the years ended September 30, 2001 and 2000, respectively.

                                       22                            (Continued)

                     GOUVERNEUR BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


(13)  Commitments and Contingencies
      -----------------------------

      The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist of commitments to extend credit and involve, to varying degrees, elements of credit, market and interest rate risk in excess of the amounts recognized in the consolidated statement of financial condition.

      The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for loan commitments is represented by the contractual or notional amount of these instruments. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments.

      Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the customer.

      Commitments to originate fixed and adjustable rate loans were $1,282,000 and $1,153,000 at September 30, 2001 and 2000, respectively.

      Unused lines of credit, which includes home equity, consumer and commercial, amounted to $1,109,000 and $744,000 at September 30, 2001 and 2000, respectively.

(14)  Retained Earnings
      -----------------

      Cambray Mutual Holding Company (Cambray) has waived receipt of its September 2001 dividend in the amount of $118,010 from the Company. The dividends waived by Cambray are considered as a restriction on the retained earnings of the Company.

                                       23                            (Continued)

                     GOUVERNEUR BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


(15)  Regulatory Capital Requirements
      -------------------------------

      The Company and the Bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet the minimum regulatory capital requirements can initiate certain mandatory, and possible additional discretionary actions by regulators, that if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under the regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weighting and other factors.

      Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios set forth in the table below of total and Tier I capital to risk-weighted assets (as defined in the regulations), Core capital (as defined) and Tangible capital (as defined). Management believes at September 30, 2001, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

      As of September 30, 2001, the most recent notification from the Office of Thrift Supervision categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank has to maintain minimum total risk-based, Tier I risk-based, Core capital and Tangible capital ratios as set forth in the table below. There are no conditions or events since the most recent notification that management believes have changed the Bank's category.

                                       24                            (Continued)

                     GOUVERNEUR BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


(15)  Regulatory Capital Requirements, Continued
      ------------------------------------------

      The following is a summary of the Company's and Bank's actual capital amounts and ratios compared to minimum capital adequacy requirements and the requirements for classification as a well capitalized institution under prompt corrective action provisions (dollars in thousands):

                                                                                                   To be classified as
                                                                                                  well-capitalized under
                                                                           Minimum capital           prompt corrective
                                                       Actual           adequacy requirements        action provisions
                                              -----------------------   ----------------------    ----------------------
                                               Amount         Ratio      Amount        Ratio        Amount       Ratio
      September 30, 2001
      ------------------
      Total capital (to risk-
         weighted assets):
             Company                          $ 17,016         37.88%   $  3,584          8.0%     $ 4,480         10.0%
             Bank                               16,385         36.57       3,584          8.0        4,480         10.0
      Core capital (to adjusted
         tangible assets):
             Company                            16,046         19.61       2,454          3.0        4,091          5.0
             Bank                               15,415         18.77       2,464          3.0        4,106          5.0
      Tangible capital (to
         tangible assets):
             Company                            16,046         19.61       1,227          1.5         -          N/A
             Bank                               15,415         18.77       1,232          1.5         -          N/A
      Tier I capital (to risk-
         weighted assets):
             Company                            16,046         35.82       1,792          4.0        2,688          6.0
             Bank                               15,415         34.41       1,792          4.0        2,688          6.0

      September 30, 2000
      ------------------
      Total capital (to risk-
         weighted assets):
             Company                          $ 16,517         40.14%   $  3,292          8.0%     $ 4,115         10.0%
             Bank                               15,458         37.57       3,292          8.0        4,115         10.0
      Core capital (to adjusted
         tangible assets):
             Company                            15,633         21.05       2,228          3.0        3,714          5.0
             Bank                               14,574         19.53       2,239          3.0        3,732          5.0
      Tangible capital (to
         tangible assets):
             Company                            15,633         21.05       1,114          1.5        -           N/A
             Bank                               14,574         19.53       1,120          1.5        -           N/A
      Tier I capital (to risk-
         weighted assets):
             Company                            15,633         37.99       1,646          4.0        2,469          6.0
             Bank                               14,574         35.42       1,646          4.0        2,469          6.0

                                       25                            (Continued)

                     GOUVERNEUR BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


(16)  Fair Value of Financial Instruments
      -----------------------------------

      The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

             Cash and cash equivalents: The fair values are considered to approximate the carrying amounts, as reported in the balance sheet.

             Securities: Fair values of securities are based on exchange quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of similar instruments.

             Loans: For variable rate loans that reprice frequently and loans due on demand with no significant change in credit risk, fair values are considered to approximate carrying amounts. The fair values for fixed-rate loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit rating.

             FHLB Stock: The carrying amount of this instrument, which is redeemable at par, approximates fair value.

             Accrued Interest Receivable and Payable: The carrying amount of accrued interest approximates fair value.

             Deposits: The fair value of demand, savings, NOW and money market accounts are, by definition, equal to the amount payable on demand at the reporting date. Fair values for fixed-rate time certificates are estimated using a discounted cash flow calculation that applies interest rates currently being offered on these products to a schedule of aggregated expected monthly maturities on time deposits.

             Borrowed Funds: The fair value of securities sold under agreements to repurchase and advances from the Federal Home Loan Bank of New York are estimated using a discounted cash flow approach that applies interest rates currently being offered for similar types of borrowing arrangements.

             Off-Balance-Sheet Instruments: The Bank's off-balance-sheet instruments consists of lines of credit and commitments to fund loans. The fair value of these financial instruments is immaterial and has therefore been excluded from the table below.

                                       26                            (Continued)

                     GOUVERNEUR BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


(16)  Fair Value of Financial Instruments, Continued
      ----------------------------------------------

      The estimated fair values and related carrying amounts of the Bank's financial instruments at September 30 are as follows (in thousands):

                                                        2001                    2000
                                                -------------------     --------------------
                                                Carrying     Fair       Carrying     Fair
                                                 amount      value       amount      value
                                                 ------      -----       ------      -----
             Financial assets:
                Cash and cash equivalents       $ 2,852       2,852       3,388       3,388
                Securities                       21,728      21,773      15,631      15,572
                Loans, net                       55,779      56,413      54,297      53,773
                FHLBNY stock                        820         820         590         590
                Accrued interest receivable         485         485         496         496

             Financial liabilities:
                Deposits                         47,683      47,925      46,800      46,788
                Borrowed funds                   16,400      17,033      10,800      10,800
                Accrued interest payable            114         114          59          59

(17)  Condensed Parent Company Only Financial Statements
      --------------------------------------------------

      The following presents the condensed statements of financial condition of Gouverneur Bancorp, Inc. as of September 30, 2001 and 2000 and condensed statements of income and cash flows for the years ended September 30, 2001 and 2000.

           Condensed Statements of Financial Condition (in thousands)
           ----------------------------------------------------------

                                                                            2001       2000
                                                                          -------     -------
             Assets:
                Cash                                                      $   550         994
                Other assets                                                   80          41
                Investment in banking subsidiary                           16,026      14,976
                                                                          -------     -------

                           Total assets                                   $16,656      16,011
                                                                          =======     =======

             Liabilities and shareholders' equity:
                Other liabilities                                            --            22
                Shareholders' equity                                       16,656      15,989
                                                                          -------     -------

                           Total liabilities and shareholders' equity     $16,656      16,011
                                                                          =======     =======

                                       27                            (Continued)

                     GOUVERNEUR BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


(17)  Condensed Parent Company Only Financial Statements, Continued
      -------------------------------------------------------------

                  Condensed Statements of Income (in thousands)
                  ---------------------------------------------

                                                                             2001        2000
                                                                            ------      ------
             Income                                                         $   57          72
             Expense                                                           125         119
                                                                            ------      ------

                           Loss before equity in earnings of subsidiary        (68)        (47)

             Equity in earnings of subsidiary                                  834         772
                                                                            ------      ------

                           Net income                                       $  766         725
                                                                            ======      ======

                Condensed Statements of Cash Flows (in thousands)
                -------------------------------------------------

                                                                             2001        2000
                                                                            ------      ------
             Cash flows from operating activities:
                Net income                                                  $  766         725
                Adjustments to reconcile net income to net
                   cash used in operating activities:
                      Equity in earnings of subsidiary                        (834)       (772)
                      Other, net                                                 1           1
                                                                            ------      ------

                           Net cash used in operating activities               (67)        (46)
                                                                            ------      ------

             Cash flows from investing activities:
                Principal collected on ESOP note receivable                     32          23
                                                                            ------      ------

                           Net cash provided by investing activities            32          23
                                                                            ------      ------

             Cash flows from financing activities:
                Purchase of management recognition plan stock                 (163)       --
                Purchase of treasury stock                                    --          (543)
                Cash dividends paid                                           (246)       (252)
                                                                            ------      ------

                           Net cash used in financing activities              (409)       (795)
                                                                            ------      ------

                           Net decrease in cash and cash equivalents          (444)       (818)

             Cash and cash equivalents at beginning of year                    994       1,812
                                                                            ------      ------

             Cash and cash equivalents at end of year                       $  550         994
                                                                            ======      ======

                                       28                            (Continued)

                     GOUVERNEUR BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


(18)  Quarterly Summarized Financial Information (Unaudited)
      ------------------------------------------------------

      Selected quarterly financial data for fiscal 2001 and 2000 follows (in thousands, except per share data):

                                                           Year ended September 30, 2001
                                                 --------------------------------------------------
         By quarter                              First      Second     Third      Fourth      Year
                                                 ------     ------     ------     ------     ------
         Interest income                         $1,451      1,523      1,523      1,458      5,955
         Interest expense                           737        754        750        710      2,951
                                                 ------     ------     ------     ------     ------
                  Net interest income               714        769        773        748      3,004
                                                 ------     ------     ------     ------     ------
         Provision for loan losses                   30         20         20         10         80
         Noninterest income                          65        146         57         61        329
         Noninterest expenses                       497        514        474        535      2,020
                                                 ------     ------     ------     ------     ------
                  Income before income taxes        252        381        336        264      1,233
         Income taxes                                99        154        123         91        467
                                                 ------     ------     ------     ------     ------
                  Net income                     $  153        227        213        173        766
                                                 ======     ======     ======     ======     ======
         Earnings per common share:
            Basic                                $ 0.07       0.10       0.10       0.08       0.35
            Diluted                                0.07       0.10       0.10       0.08       0.35
                                                 ======     ======     ======     ======     ======

                                                           Year ended September 30, 2000
                                                 --------------------------------------------------
         By quarter                              First      Second     Third      Fourth      Year
                                                 ------     ------     ------     ------     ------
         Interest income                         $1,322      1,384      1,420      1,460      5,586
         Interest expense                           582        617        665        717      2,581
                                                 ------     ------     ------     ------     ------
                  Net interest income               740        767        755        743      3,005
                                                 ------     ------     ------     ------     ------
         Provision for loan losses                   39       --           10        109        158
         Noninterest income                          64        117         69         56        306
         Noninterest expenses                       520        557        451        466      1,994
                                                 ------     ------     ------     ------     ------
                  Income before income taxes        245        327        363        224      1,159
         Income taxes                                96        126        143         69        434
                                                 ------     ------     ------     ------     ------
                  Net income                     $  149        201        220        155        725
                                                 ======     ======     ======     ======     ======
         Earnings per common share:
            Basic                                $ 0.07       0.09       0.10       0.07       0.33
            Diluted                                0.07       0.09       0.10       0.06       0.32
                                                 ======     ======     ======     ======     ======