Form 10QSB
period 2001-12-31
GOUVERNEUR BANCORP INC
filed 2002-02-14
CIK 1063942

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 2001

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
                                Yes [X]   No [ ]

                                                                Outstanding at
            Class                                              December 31, 2001
            -----                                              -----------------
Common Stock, par value $ .01                                      2,276,759

Transitional Small Business Disclosure Format (check one):
                                Yes [ ]   No [X]

                            GOUVERNEUR BANCORP, INC.
                                   FORM 10-QSB
                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements - Unaudited

         Consolidated Statements of Financial Condition at December 31, 2001 and at September 30, 2001

         Consolidated Statements of Income for the three months ended December 31, 2001 and December 31, 2000

         Consolidated Statements of Changes in Shareholders' Equity for three months ended December 31, 2001

         Consolidated Statements of Cash Flows for the three months ended December 31, 2001 and 2000

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

                     GOUVERNEUR BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                  (In thousands, except share data) (Unaudited)

                                                                    December 31,  September 30
                                                                        2001          2001
                                                                    ------------  ------------
Assets:
Cash and due from banks                                               $  1,225      $  1,679
Interest-bearing deposits in bank                                        1,350         1,173
Securities available-for-sale                                           20,269        19,077
Securities held-to-maturity (fair value of $2,436 at December 31,
   2001 and $2,696 at September 30, 2001)                                2,394         2,651
Loans, net of deferred fees                                             56,400        56,434
Less allowance for loan losses                                            (659)         (655)
                                                                      --------      --------
               Loans, net                                               55,741        55,779

Accrued interest receivable                                                404           485
Federal Home Loan Bank stock, at cost                                      820           820
Premises and equipment, net                                                932           899
Other assets                                                               250           300
                                                                      --------      --------
               Total assets                                           $ 83,385      $ 82,863
                                                                      ========      ========

Liabilities:

Deposits: Non interest-bearing demand                                 $    664      $    738
          NOW and money market                                           6,638         6,964
          Savings                                                       13,783        13,795
          Time                                                          27,430        26,186
                                                                      --------      --------
               Total deposits                                           48,515        47,683
                                                                      --------      --------

Securities sold under agreements to repurchase                           8,400         8,400
Advances form Federal Home Loan Bank of New York                         8,000         8,000
Other liabilities                                                        1,634         2,124
                                                                      --------      --------
               Total liabilities                                        66,549        66,207
                                                                      --------      --------

Shareholders' Equity:
   Preferred stock, $.01 par value, 1,000,000 shares
      authorized; none issued                                               --            --
   Common stock, $.01 par value, 9,000,000 shares
      authorized; 2,384,040 shares issued                                   24            24
   Additional paid-in capital                                            4,545         4,540
   Retained earnings                                                    12,656        12,463
   Accumulated other comprehensive income                                  580           610
   Unearned common stock held by MRP                                       (86)          (89)
   Unallocated common stock held  by ESOP                                 (340)         (349)
   Treasury Stock, at cost, 107,281 shares                                (543)         (543)
                                                                      --------      --------
               Total shareholders' equity                               16,836        16,656
                                                                      --------      --------
               Total liabilities and shareholders' equity             $ 83,385      $ 82,863
                                                                      ========      ========

See accompanying notes to the consolidated financial statements.

                     GOUVERNEUR BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                (In thousands, except per share data) (Unaudited)

                                                                  Three Months Ended
                                                                     December 31,
                                                                     ------------
                                                                    2001       2000
                                                                  -------    -------
Interest income:
----------------
   Loans                                                          $ 1,163    $ 1,185
   Securities                                                         258        237
   Other short-term investments                                         7         29
                                                                  -------    -------
            Total interest income                                   1,428      1,451

Interest expense:
-----------------
   Deposits                                                           469        555
   Borrowings                                                         194        182
                                                                  -------    -------
            Total interest expense                                    663        737
                                                                  -------    -------

            Net interest income                                       765        714
Provision for loan losses                                              25         30
                                                                  -------    -------
            Net interest income after provision for loan losses       740        684

Non-interest income
-------------------
   Service charges                                                     24         27
   Other                                                               32         38
                                                                  -------    -------
            Total non-interest income                                  56         65

Non-interest expenses
---------------------
   Salaries and employee benefits                                     249        244
   Directors fees                                                       1         17
   Occupancy and Equipment                                             60         52
   Data processing                                                     29         33
   Postage and supplies                                                25         26
   Professional fees                                                   39         47
   Foreclosed assets, net                                              11          8
   Other                                                               63         70
                                                                  -------    -------
            Total non-interest expenses                               477        497
                                                                  -------    -------

            Income before income tax expense                          319        252

Income tax expense                                                    126         99
                                                                  -------    -------
            Net income                                            $   193    $   153
                                                                  =======    =======

Earnings per common share - basic (Note 3)                        $  0.09    $  0.07
Earnings per common share - diluted (Note 3)                      $  0.09    $  0.07


See accompanying notes to the consolidated financial statements.

                     GOUVERNEUR BANCORP, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                      Three months ended December 31, 2001
                (In thousands, except per share data) (Unaudited)

                                                                           Accumulated
                                                                              Other
                                                      Additional             Compre-
                                             Common     Paid In   Retained   hensive  Unallocated Unallocated Treasury
                                              Stock     Capital   Earnings    Income       MRP        ESOP      Stock    Total
                                            --------   --------   --------   --------   --------   --------   --------  --------
Balance at
September 30, 2001                          $     24   $  4,540   $ 12,463   $    610   $    (89)  $   (349)  $   (543) $ 16,656

Comprehensive Income:
  Net Income                                                           193                                                   193
  Change in net unrealized gain (loss)
    on securities available for sale, net
    of taxes                                                                      (30)                                       (30)
                                                                                                                        --------

   Total comprehensive income                                                                                                163
                                                                                                                        --------

Allocation of ESOP shares (1,709 shares)                      5                                           9                   14


Amortization of MRP                                                                            3                               3
                                            --------   --------   --------   --------   --------   --------   --------  --------

Balance at December 31, 2001                $     24   $  4,545   $ 12,656   $    580   $    (86)  $   (340)  $   (543) $ 16,836
                                            ========   ========   ========   ========   ========   ========   ========  ========

                     GOUVERNEUR BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands) (Unaudited)

                                                                 Three Months Ended
                                                                    December 31,
                                                                    ------------
                                                                   2001       2000
                                                                 -------    -------

 Cash flows from operating activities:
   Net Income                                                    $   193    $   153

   Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation                                                   20         20
       Provision for loan losses                                      25         30
       Net amortization of securities                                 27         15
       Allocated and earned shares of ESOP and  MRP                   17         13
       Decrease in accrued interest receivable                        81         10
       Decrease in other assets                                      109         33
       Increase (decrease) in other liabilities                     (468)        73
                                                                 -------    -------

            Net cash provided by operating activities                  4        347
                                                                 -------    -------

Cash flows from investing activities:
   Net increase in loans                                             (46)      (527)
   Proceeds from maturities and principal reductions AFS           2,206        518
   Purchases of securities AFS                                    (3,476)      (942)
   Proceeds from maturities and principal reductions HTM             256        439
   Additions to premises and equipment                               (53)       (23)
                                                                 -------    -------

            Net cash used in investing activities                 (1,113)      (535)
                                                                 -------    -------

Cash flows from financing activities:
   Net increase (decrease) in deposits                               832       (119)
   Purchases of common stock by Management Recognition Plan           --       (163)
                                                                 -------    -------

            Net cash provided (used) by financing activities         832       (282)
                                                                 -------    -------

            Net decrease in cash and cash equivalents               (277)      (470)

                                                            Three Months Ended
                                                               December 31,
                                                               ------------
                                                             2001         2000
                                                           -------      -------

Net decrease in cash and cash equivalents                     (277)        (470)
Cash and cash equivalents at beginning of period             2,852        3,388
                                                           -------      -------

Cash and cash equivalents at end of period                 $ 2,575      $ 2,918
                                                           =======      =======

Supplemental disclosure of cash flow information:

Non-cash investing activities:
   Additions to foreclosed assets                          $    59      $    44
Cash paid during the period for:
   Interest                                                    707          772
   Income taxes                                                 12           --


See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.       Business
         --------

         Gouverneur Bancorp, Inc. (the Company) operates as a savings and loan holding company. Its only subsidiary is Gouverneur Savings and Loan Association (the Bank). The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, the Bank. All material intercompany accounts and transactions have been eliminated in this consolidation.

         Cambray Mutual Holding Company ("Cambray MHC"), the Company's parent mutual holding company, held 1,311,222 shares or 57.6% of the Company's issued and outstanding common stock, and shareholders other than Cambray MHC held 965,537 shares or 42.4% of such stock at December 31, 2001.

2.       Basis of Presentation
         ---------------------

         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments consisting of only normal recurring adjustments or accruals which are necessary for a fair presentation of the consolidated financial statements have been made at and for the three months ended December 31, 2001 and 2000. The results of operations for the three month period ended December 31, 2001 are not necessarily indicative of the results which may be expected for an entire fiscal year or other interim periods.

3.       Earnings Per Common Share
         -------------------------

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

4.       Impact of New Accounting Standards
         ----------------------------------

         In June 2001, the FASB issued Statement No. 142, Goodwill and Other Intangible Assets, which requires acquired intangible assets (other than goodwill) to be amortized over their useful economic life, while goodwill and any acquired intangible asset with an indefinite useful economic life would not be amortized, but would be reviewed for impairment on an annual basis based upon guidelines specified by the Statement. The adoption of this statement is effective October 1, 2002.

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

         In August 2001, the FASB issued Statement No. 144, Accounting for Impairment of Disposal of Long-Lived Assets, that replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. The provisions of SFAS No. 144 are effective October 1, 2002.

         The Company does not believe there will be a material impact on the Company's consolidated financial statements upon the adoption of these statements.

5.       Retained Earnings
         -----------------

         Cambray Mutual Holding Company (Cambray) waived receipt of its September 2001 dividend, in the amount of $118,010, from the Company. The dividend waived by Cambray is considered as a restriction on the retained earnings of the Company. As of December 31, 2001, the retained earnings restricted for cash dividends waived was $118,010.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Gouverneur Bancorp, Inc. ("We" or the "Company") is a corporation organized under the laws of the United States in March 1999, in connection with the reorganization of its wholly owned subsidiary, Gouverneur Savings and Loan Association (the "Bank"), into a mutual holding company structure. The Company's assets consist primarily of all the outstanding capital stock of the Bank and cash of $606,000 at December 31, 2001. The Company's principal business is the ownership of the Bank. The Company is a savings and loan holding company registered with the Office of Thrift Supervision ("OTS") and subject to regulation under federal banking laws and regulations. In this document, references to the Company include the Bank, unless the context denotes otherwise. The terms "Registrant", "we", "our" or similar terms refer to Gouverneur Bancorp, Inc.

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

o Changes in laws and regulations affecting us, including changes in accounting standards;

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

Comparison of Financial Condition at December 31, 2001 and September 30, 2001.

         During the three months from September 30, 2001 through December 31, 2001, total assets increased 522,000, or 0.60% from $82.9 million to $83.4 million. Our loan portfolio decreased by $34,000, or 0.06%. This decrease was the result of an increase of $216,000 in real estate loans combined with decreases of $69,000 in other commercial loans, $56,000 in automobile loans and $125,000 in other consumer loans. We believe that the decrease in commercial, automobile and other consumer loans is substantially attributable to the winter season, when loan demand is traditionally weak, and the fact that we are working to improve our interest margin by emphasizing service over offering the lowest interest rates. The local economy continues to struggle as a temporary shutdown of a local mining operation has caused the loss of more than 100 jobs. Due to world prices, it is not profitable for that business to operate at this time. Special low and no rate financing arrangements offered by automobile manufacturers have also slowed demand for the Bank's automobile loans. Our borrowed funds from FHLB of New York, consisting of advances and securities repurchase obligations, were $16.4 million on December 31, 2001 and September 30, 2001. We experienced an increase in deposits of approximately $832,000, or 1.74% during the quarter. The increase can be attributed to an increase in time deposits, offset in part by decreases in demand and savings account balances.

         Our shareholders' equity rose by $180,000 during the quarter through the combination of our net income of $193,000 with $17,000 in Employee Stock Ownership Plan (ESOP) share allocation and Management Recognition Plan (MRP) amortization, being offset by a decrease in the market value of our available-for-sale securities portfolio of $30,000.

Comparison of Results of Operations for the Three Months Ended December 31, 2001 and 2000.

         General. Our net income for the three months ended December 31, 2001 was $193,000, an increase of $40,000, or 26.1%, over our net income for the same period last year. We recorded this increase because net interest income improved, the provision for loan losses was decreased, and non-interest expenses decreased over the same period last year. Our net interest income increased by $51,000, as interest expense decreased $74,000 to more than offset a decrease of $23,000 in interest income. Non-interest income fell by $9,000 over last year's period. The provision for loan losses was lower by $5,000 for the first quarter of this fiscal year versus last fiscal year primarily because loans decreased. Decreases of $16,000 in directors fees and $8,000 in professional fees were responsible for a decrease in non-interest expenses of $20,000. Income before income tax expense rose $67,000, but was offset by a $27,000 increase in income taxes to result in a $40,000 increase in net income. Basic and diluted earnings per share were $0.09 for this year's quarter versus $0.07 for both measures in last year's quarter.

         Interest Income. Interest income decreased $23,000, or 1.6%, from the three months ended December 31, 2000 to the three months ended December 31, 2001. Declining interest rates, characterized by eleven prime rate reductions from January through December in 2001, were primarily responsible for the decrease. These reductions translated into a decrease in our interest income not withstanding an increase of $7.3 million in our average interest earning assets. This increase from $71.8 million to $79.1 million included a $1.3 million increase in the average balance of loans and a $6.0 million increase in the average balance of investment securities and other short-term investments.

         The average interest rates we earned on our interest-earning assets was 86 basis points (0.86%) lower in this year's quarter than last year's. The decrease consisted of a 36 basis point decrease in the average rate earned on loans, a 143 basis point (1.43%) decrease in the average rate earned on securities and a 431 basis point (4.31%) decrease in the average rate earned on other short-term investments. The average rate we earned on loans decreased as adjustable rate commercial loans repriced, higher rate loans matured and borrowers refinanced higher rate loans.

         Interest income on loans decreased by $22,000. We estimate that the decrease in loan yields by 36 basis points decreased our interest income by $49,000 while the increase in the average balance of loans increased our interest income by $27,000.

         The decrease in the average rates earned on securities was caused in part by the downward adjustment of adjustable-rate mortgaged-backed securities in the portfolio over the past year. The one-year adjustable-rate mortgage-backed securities help reduce the interest rate sensitivity effects of our long-term fixed-rate mortgage portfolio. We estimate that the decrease in the yield on our investment portfolio by 143 basis points decreased interest income by $64,000, while an increase in the average balance of securities increased interest income by $85,000, resulting in a net increase in interest income of $21,000.

         Overall, we estimate that the increase in the average volume of interest-earning assets caused a $107,000 increase in interest income, while the decrease in average interest rates resulted in a $130,000 decrease in interest income for a net decrease of $23,000 in interest income.

          Interest Expense. Interest expense decreased $74,000, or 10.0%, in the first quarter of fiscal 2002 versus the same period in fiscal 2001. We estimate that an additional interest cost of $100,000, resulted from an increase in the average volume of interest-bearing liabilities while a $174,000 decrease in interest expense was caused by a decrease in the average rate we paid on these liabilities. The largest decrease in interest expense was $45,000 in time deposits as higher rate certificates matured, followed by a $30,000 decrease in the cost of savings accounts which the Bank has repriced downward. The increase in the volume of interest-bearing liabilities was a result of increases in our average balance of borrowings and time deposits we have used to provide funds to grow our assets. The average balance of interest-bearing deposits was $1.5 million more in the 2002 fiscal quarter compared to 2001.

         Our average cost of funds decreased by 103 basis points (1.03%) from 5.15% last year to 4.12% this year. The decrease in the cost of borrowings and the decreased average rates we paid on deposit accounts decreased our cost of funds.

         Net Interest Income. The net effect of the decreases in interest income and interest expense was a $51,000 increase in net interest income. Our interest rate spread (the difference between the average rate we earn and the average rate we pay) increased by 18 basis points (0.18%). However, our net interest margin decreased by 11 basis points to 3.84% in 2002, from 3.95% for the first quarter of 2001.

         The average yield on our loans and securities portfolio decreased as discussed above. The decline in the rate earned on our interest-earning assets by 86 basis points, was more than offset by the decrease of 104 basis points in the average cost of funds and resulted in a $51,000 increase in net interest income. We continue to offer attractive rates on our deposit products to maintain market share, but we have seen rates decrease dramatically. We price our deposits to be competitive with the two other local commercial banks.

         Average capital represented 21.2% of average interest-earning assets for the quarter ended December 31, 2001, while it represented 22.4% of average interest-earning assets for the same quarter in last year. The decrease in the capital ratio, which reflects an increase in leverage, is the result of the average growth in the size of our investment portfolio. Our ratio of average interest-earning assets to average interest-bearing liabilities decreased from
1.26 times in 2001 to 1.24 times in 2002.

         Provision for Loan Losses. The provision for loan losses results from our analysis of the adequacy of the allowance for loan losses. If we believe that the allowance should be higher, then we increase it, with a charge to provision for loan losses, which is an expense on our income statement. In determining the appropriate provision for loan losses, management considers the level of and trend in non-performing loans, the level of and trend in net loan charge-offs, the dollar amount and mix of the loan portfolio, as well as general economic conditions and real estate trends in the Company's market area, which can impact the inherent risk of loss in the Company's portfolio. Furthermore, the Office of Thrift Supervision may disagree with our judgments regarding the risks in our loan portfolio and could require us to increase the allowance in the future.

         For the three months ended December 31, 2001, we provided $25,000 for loan losses, compared to $30,000 in the same quarter last year. At December 31, 2001 and 2000, the ratio of our loan allowance to total loans was 1.18% and 1.24%, respectively. At the beginning of this fiscal year the allowance was $655,000, or 1.17% of total loans, and we determined at the end of the quarter that the appropriate level for the allowance was $659,000. We had charge-offs during the quarter of $48,000 and recoveries of $27,000, so a $25,000 provision was necessary to reach the desired level for the allowance. Our level of non-accruing loans, loans 90 days and still accruing and restructured loans was $943,000 at December 31, 2001 compared to $437,000 at September 30, 2001. Non-accrual consumer loans decreased by $15,000, while non-accrual loans secured by one-to-four family residences increased by $215,000. These loans are adequately secured and do not require any adjustment to the allowance for loan losses. The other $306,000 of the increase is attributable to the loans of two commercial borrowers. The collateral for these loans appears to be adequate so that no specific provision to the allowance for loan losses is being made at this time.

         Non-interest Income. Our non-interest income was $9,000 lower in this fiscal 2002 quarter versus the same period for the fiscal 2001 quarter. Both service charges and other income were less than last year.

         Non-interest Expenses. Our non-interest expenses decreased by $20,000 from the 2001 quarter to the 2002 quarter. This decrease was primarily due to reduced costs of $16,000 in directors' fees and $8,000 in professional fees expense. The reduction in directors' fees was the result of losses incurred on the investment of deferred fees indexed to stock market results. At December 31, 2001, we had twenty-two full-time and two part-time employees, compared to twenty-two full time and one part-time employees at the end of December 2000. We expect to soon hire an additional employee as an administrative assistant to work with the President, the Chief Financial Officer and the Treasurer.

         Income tax expense. Our income tax expense increased by $27,000, or 27.3%, comparing the first quarter of fiscal 2002 to the same quarter of fiscal 2001. The increased expense was the result of higher net income before income tax of $67,000, or 26.6%.

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

         In general, we manage our liquidity by maintaining a sufficient level of short-term investments so funds are readily available for investment in loans when needed. During the three months ended December 31, 2001, we reduced our cash and cash equivalents by $277,000. We used this reduction to fund additional investments. We originated $4.0 million of new loans during the three months ended December 31, 2001. However, loans, net, after payments, charge-offs and transfers to real estate owned, decreased by $38,000 during the period.

         Deposits increased by $832,000 during the quarter ended December 31, 2001. In addition to factors within our control, such as our deposit pricing strategies and our marketing efforts, deposit flows are affected by the level of general market interest rates, the availability of alternate investment opportunities, general economic conditions, and other factors outside our control.

         We monitor our liquidity regularly. Excess liquidity is invested in overnight federal funds sold and other short-term investments. If we need additional funds, we can borrow those funds, although the cost of borrowing money is normally higher than the average cost of deposits. As a member of the Federal Home Loan Bank of New York, the Bank can arrange to borrow an additional $12.8 million against our one to four family mortgage portfolio. We have used borrowed funds to help us leverage capital we received from our stock sale, but have not needed borrowings to cover liquidity shortfalls. In addition to borrowings, we believe that, if we need to do so, we can attract additional deposits by increasing the rates we offer.

         We had $533,000 in outstanding commitments to make loans at December 31, 2001, along with $778,000 of unused home equity, commercial and overdraft lines of credit. We anticipate that we will have enough funds to meet our current loan commitments and to fund draws on the lines of credit through the normal turnover of our loan and securities portfolios. At December 31, 2001, we had $22.2 million of time certificates scheduled to mature within one year. We anticipate that we can retain substantially all of those deposits if we need to do so to fund loans and other investments as part of our efforts to grow and leverage our capital.

         The Bank measures liquidity using a modified version of the formula that was formerly required by OTS regulation. Our formula classifies investments in a fund, secured by mostly mortgage assets, as a liquid asset since the investment can be converted to cash with one-day notice. The OTS calculation did not consider this investment to be liquid because of the real estate collateral. We measure liquidity on a monthly basis and want to maintain a liquidity ratio of between 5% and 15%. At December 31,2001, the ratio is 22.2% because we have generated excess funds as our loans have decreased while our deposits have increased, and placed these funds in short term investments. We will continue to monitor this situation and adjust deposit rates or pay off borrowed funds as necessary.

         The OTS has minimum capital ratio requirements applying to the Bank, but there are no comparable minimum capital requirements that apply to us as a savings and loan holding company. At December 31, 2001, the Bank exceeded all regulatory capital requirements of the OTS applicable to it, with Tier I capital of $15.6 million, or 18.9% of average assets and with risk-based capital of $16.6 million, or 37.1% of risk-weighted assets. The Bank also had tangible capital of $15.6 million, or 18.9% of average tangible assets. The Bank was classified as "well capitalized" at December 31, 2001 under OTS regulations.

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

                                       Gouverneur Bancorp, Inc.


Date: February 13, 2002                By: /s/ RICHARD F. BENNETT
                                           ----------------------
                                           Richard F. Bennett
                                           President and Chief Executive Officer
                                           (principal executive officer and
                                           officer duly authorized to sign on
                                           behalf of the registrant)

                                       By: /s/ ROBERT TWYMAN
                                           ----------------------
                                           Robert Twyman
                                           Vice President and Chief Financial
                                           Officer
                                           (principal financial officer duly
                                           authorized to sign on behalf of the
                                           registrant)