Form 10QSB
period 2002-03-31
GOUVERNEUR BANCORP INC
filed 2002-05-08
CIK 1063942

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2002

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

                               Yes [X]     No [ ]

                                                                  Outstanding at
           Class                                                  March 31, 2002
----------------------------                                      --------------
Common Stock, par value $.01                                         2,276,759

Transitional Small Business Disclosure Format (check one):

                               Yes [ ]     No [X]

                            GOUVERNEUR BANCORP, INC.
                                   FORM 10-QSB
                                TABLE OF CONTENTS



PART 1 - FINANCIAL INFORMATION
------------------------------

Item 1.     Financial Statements - Unaudited

            Consolidated Statements of Financial Condition at March 31, 2002 and September 30, 2001

            Consolidated Statements of Income for the three and six months ended March 31, 2002 and March 31, 2001.

            Consolidated Statements of Shareholders' Equity for six months ended March 31, 2002

            Consolidated Statements of Cash Flows for the six months ended March 31, 2002 and 2001

            Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II - OTHER INFORMATION
---------------------------

Item 1.     Legal Proceedings

Item 4.     Submission of Matters to a Vote of Security Holders

Item 6.     Exhibits and Reports on Form 8-K

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                             GOUVERNEUR BANCORP, INC. AND SUBSIDIARY
                         CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                        (In thousands, except per share data) (Unaudited)

                                                                       March 31,   September 30,
                                                                         2002          2001
                                                                      ----------    ----------
Assets:
Cash and due from banks                                               $    1,395    $    1,679
Interest-bearing deposits in bank                                            623         1,173
Securities available-for-sale                                             21,302        19,077
Securities held-to-maturity (fair value of $2,010 at March 31, 2002
  and $2,696 at September 30, 2001)                                        1,982         2,651
Loans, net of deferred fees                                               54,859        56,434
Less: allowance for loan losses                                             (663)         (655)
                                                                      ----------    ----------
                  Loans, net                                              54,196        55,779
Accrued interest receivable                                                  421           485
Federal Home Loan Bank stock, at cost                                        820           820
Premises and equipment, net                                                  974           899
Other assets                                                                 201           300
                                                                      ----------    ----------
                  Total assets                                        $   81,914    $   82,863
                                                                      ==========    ==========

Liabilities:
Deposits: Non-interest-bearing demand                                 $      590    $      738
          NOW and money market                                             6,662         6,964
          Savings                                                         14,467        13,795
          Time                                                            26,925        26,186
                                                                      ----------    ----------
                  Total deposits                                          48,644        47,683
Securities sold under agreements to repurchase                             6,900         8,400
Advances from the Federal Home Loan Bank of New York                       8,000         8,000
Other liabilities                                                          1,474         2,124
                                                                      ----------    ----------
                  Total liabilities                                       65,018        66,207
                                                                      ----------    ----------

Shareholders' Equity:
Preferred stock, $.01 par value, 1,000,000 shares
  authorized; none issued                                                     --            --
Common stock, $.01 par value,  9,000,000 shares
  authorized; 2,384,040 shares issued                                         24            24
Additional paid-in capital                                                 4,552         4,540
Retained earnings                                                         12,775        12,463
Accumulated other comprehensive income                                       501           610
Unearned common stock held by MRP                                            (82)          (89)
Unallocated common stock held by ESOP                                       (331)         (349)
Treasury stock, at cost, 107,281 shares                                     (543)         (543)
                                                                      ----------    ----------
                  Total shareholders' equity                              16,896        16,656
                                                                      ----------    ----------
                  Total liabilities and shareholders' equity          $   81,914    $   82,863
                                                                      ==========    ==========


See accompanying notes to consolidated financial statements.

                             GOUVERNEUR BANCORP, INC. AND SUBSIDIARY
                                CONSOLIDATED STATEMENTS OF INCOME
                        (In thousands, except per share data) (Unaudited)

                                                           Three Months Ended   Six Months Ended
                                                               March 31,           March 31,
                                                               ---------           ---------
                                                             2002      2001      2002      2001
                                                           -------   -------   -------   -------
Interest income:
----------------
Loans                                                      $ 1,151   $ 1,196   $ 2,322   $ 2,381
Securities                                                     241       308       499       545
Other short-term investments                                     7        19        14        48
                                                           -------   -------   -------   -------
     Total interest income                                   1,399     1,523     2,835     2,974

Interest expense:
-----------------
Deposits                                                       390       554       859     1,109
Borrowings                                                     181       200       375       382
                                                           -------   -------   -------   -------
     Total interest expense                                    571       754     1,234     1,491
                                                           -------   -------   -------   -------

     Net interest income                                       828       769     1,601     1,483
Provision for loan losses                                       25        20        50        50
                                                           -------   -------   -------   -------
     Net interest income after provision for loan losses       803       749     1,551     1,433

Non-interest income:
--------------------
Service charges                                                 25        24        49        51
Net gain on sale of securities                                  96        92        96        92
Other                                                           15        30        47        68
                                                           -------   -------   -------   -------
     Total non-interest income                                 136       146       192       211

Non-interest expenses
---------------------
Salaries and employee benefits                                 293       267       542       511
Directors fees                                                  33        12        34        29
Building, occupancy and equipment                               63        58       123       110
Data processing                                                 29        29        58        62
Postage and supplies                                            27        22        52        48
Professional fees                                               39        40        78        87
Real estate owned                                               11         7        22        15
Other                                                           88        79       159       149
                                                           -------   -------   -------   -------
     Total non-interest expenses                               583       514     1,068     1,011

Income before income tax expense                               356       381       675       633
Income tax expense                                             140       154       266       253
                                                           -------   -------   -------   -------
     Net income                                            $   216   $   227   $   409   $   380
                                                           =======   =======   =======   =======

Earnings per common share - basic (Note 3)                 $  0.10   $  0.10   $  0.19   $  0.17
Earnings per common share - diluted (Note 3)               $  0.10   $  0.10   $  0.18   $  0.17



See accompanying notes to consolidated financial statements

                                              GOUVERNEUR BANCORP, INC AND SUBSIDIARY
                                          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                  Six months ended March 31, 2002
                                         (In thousands, except per share data) (Unaudited)

                                                                         Accumulated
                                                   Additional               Other
                                          Common     Paid In   Retained Comprehensive Unearned  Unallocated   Treasury
                                           Stock     Capital   Earnings     Income      MRP         ESOP       Stock       Total
                                          -------    -------    -------    -------    -------     -------     -------     -------
Balance at September 30, 2001             $    24    $ 4,540    $12,463    $   610    $   (89)    $  (349)    $  (543)    $16,656

Comprehensive income:
   Net income                                                       409                                                       409
   Change in net unrealized gain (loss)
      on securities available for sale,
      net of taxes                                                            (109)                                          (109)
                                                                                                                          -------

   Total comprehensive income                                                                                                 300
                                                                                                                          -------

Allocation of ESOP (3,550 shares)                         12                                           18                      30

Amortization of MRP                                                                         7                                   7

Cash dividends declared
   ($0.10 per share)                                                (97)                                                      (97)
                                          -------    -------    -------    -------    -------     -------     -------     -------

Balance at March 31, 2002                 $    24    $ 4,552    $12,775    $   501    $   (82)    $  (331)    $  (543)    $16,896
                                          =======    =======    =======    =======    =======     =======     =======     =======


See accompanying notes to consolidated financial statements

                      GOUVERNEUR BANCORP, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands) (Unaudited)


                                                                  Six Months Ended
                                                                      March 31,
                                                                      ---------
                                                                   2002       2001
                                                                 -------    -------
Cash flows from operating activities:
   Net Income                                                    $   409    $   380

   Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation                                                 40         23
         Provision for loan losses                                    50         50
         Net gain on sales of securities                             (96)       (92)
         Net amortization of securities                               43         30
         Allocated and earned shares of ESOP and MRP                  37         27
         Decrease in accrued interest receivable                      64         24
         Decrease in other assets                                    185         62
         Decrease in other liabilities                              (546)       (25)
                                                                 -------    -------

            Net cash provided by operating activities                186        479
                                                                 -------    -------

Cash flows from investing activities:
   Net decrease (increase) in loans                                1,447       (265)
   Proceeds from sales of securities AFS                             112         93
   Proceeds from maturities and principal reductions AFS           3,068      2,145
   Purchases of securities AFS                                    (5,563)    (9,275)
   Proceeds from maturities and principal reductions HTM             667        834
   Additions to premises and equipment                              (115)       (34)
   Purchase of Federal Home Loan Bank of New York stock               --       (230)
                                                                 -------    -------

            Net cash used by investing activities                   (384)    (6,732)
                                                                 -------    -------

Cash flows from financing activities:
   Net increase in deposits                                          961        338
   Net proceeds from (payments of) borrowings                     (1,500)     5,600
   Purchases of common stock by Management Recognition Plan           --       (163)
   Payment of cash dividend                                          (97)      (160)
                                                                 -------    -------

            Net cash provided (used) by financing activities        (636)     5,615
                                                                 -------    -------

            Net decrease in cash and cash equivalents               (834)      (638)
                                                                 -------    -------

                                                                  Six Months Ended
                                                                      March 31,
                                                                      ---------
                                                                   2002       2001
                                                                 -------    -------

            Net decrease in cash and cash equivalents               (834)      (638)
            Cash and cash equivalents at beginning of period       2,852      3,388
                                                                 -------    -------

            Cash and cash equivalents at end of period           $ 2,018    $ 2,750
                                                                 =======    =======

            Supplemental disclosure of cash flow information:

            Non-cash investing activities:
               Additions to foreclosed assets                    $    86    $    67
            Cash paid during the period for:
               Interest                                            1,285      1,415
               Income taxes                                          144         63


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

         Cambray Mutual Holding Company ("Cambray MHC"), the Company's parent mutual holding company, held 1,311,222 shares or 57.6% of the Company's issued and outstanding common stock, and shareholders other than Cambray MHC held 965,537 shares or 42.4% of such stock at March 31, 2002.

2.       Basis of Presentation
         ---------------------

         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments consisting of only normal recurring adjustments or accruals which are necessary for a fair presentation of the consolidated financial statements have been made at and for the three months and the six months ended March 31, 2002 and 2001. The results of operations for the three month and six month periods ended March 31, 2002 are not necessarily indicative of the results which may be expected for an entire fiscal year or other interim periods.

         These consolidated financial statements should be read in conjunction with our September 30, 2001 audited financial statements and related notes included in our 2001 Annual Report on Form 10-KSB.

3.       Earnings Per Share
         ------------------

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

         Basic and diluted earnings per share for the three-month and six month periods ending March 31, 2002 and 2001 were computed as follows (in thousands, except per share data):

                                                                    Three Months Ended       Six Months Ended
                                                                         March 31,               March 31,
                                                                         ---------               ---------
         Basic earnings per share:                                    2002        2001        2002        2001
                                                                      ----        ----        ----        ----

         Net income                                                 $   216     $   227     $   409     $   380

         Weighted average common shares outstanding                   2,189       2,203       2,188       2,202

         Basic earnings per share                                   $  0.10     $  0.10     $  0.19     $  0.17

                                                                    Three Months Ended       Six Months Ended
                                                                         March 31,               March 31,
                                                                         ---------               ---------
         Diluted earnings per share:                                  2002        2001        2002        2001
                                                                      ----        ----        ----        ----

         Net income                                                 $   216     $   227     $   409     $   380

         Weighted average common shares outstanding                   2,189       2,203       2,188       2,202
         Additional potentially dilutive securities (equivalent
           in common stock) common stock options                         25           9          25           7
                                                                    -------     -------     -------     -------
         Diluted weighted average common shares outstanding           2,214       2,212       2,213       2,209

         Diluted earnings per share                                 $  0.10     $  0.10     $  0.18     $  0.17

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

         In June 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations, which addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The adoption of this statement is effective October 1, 2002.

         In August 2001, the FASB issued Statement No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, that replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. The provisions of SFAS No. 144 are effective October 1, 2002.

         The Company does not believe there will be a material impact on the Company's consolidated financial statements upon the adoption of these statements.

5.       Retained Earnings
         -----------------

         Cambray MHC waived receipt of its March 2002 dividend, in the amount of $131,222, from the Company. The dividend waived by Cambray MHC is considered as a restriction in the retained earnings of the Company. As of March 31, 2002, the retained earnings restricted for cash dividends waived was $249,232.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Gouverneur Bancorp, Inc. ("We" or the "Company") is a corporation organized under the laws of the United States in March 1999, in connection with the reorganization of its wholly owned subsidiary, Gouverneur Savings and Loan Association (the "Bank"), into a mutual holding company structure. The Company's assets consist primarily of all the outstanding capital stock of the Bank and cash of $469,000 at March 31, 2002. The Company's principal business is the ownership of the Bank. The Company is a savings and loan holding company registered with the Office of Thrift Supervision ("OTS") and subject to regulation under federal banking laws and regulations. In this document, references to the Company include the Bank, unless the context denotes otherwise. The terms "Registrant", "we", "our" or similar terms refer to Gouverneur Bancorp, Inc.

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

Certain Current Year Events

         On April 5, 2002, the contract was awarded for the construction of our full service branch office in Alexandria Bay, NY. Construction began on April 10th with completion expected by the end of July. We anticipate an early August opening. We have begun to incur some of the expenses for the office as supplies and equipment items have already been ordered for this location. Soon we will begin hiring new employees so they can be trained for sixty to ninety days prior to our opening. We expect to hire three or four additional employees for this office.

Comparison of Financial Condition at March 31, 2002 and September 30, 2001.

         During the six months from October 1, 2001 through March 31, 2002, total assets decreased $949,000, or 1.15% from $82.9 million to $81.9 million. Loans, net of deferred fees, decreased by $1,575,000, or 2.79%. The reduction in loans was the result of decreases of $1,086,000 in real estate loans, $405,000 in automobile loans and $124,000 in other consumer loans, partially offset by an increase of $40,000 in other commercial loans. We believe the decrease in real estate loans was the result of a low fixed rate home equity loan promotion by a large commercial bank in our market area. Since we hold our mortgage loans to term, management feels that offering loans fixed at the current market rates would subject the Bank to excessive interest rate risk and it would also expose a higher percentage of our portfolio to the lower rates. We have lowered our adjustable rate mortgage loan rates to be competitive with rates offered in the Bank's market area, but we have not lowered our fixed rate mortgage loan rates. Special financing arrangements offered by automobile manufacturers continue to hinder demand for the Bank's automobile loans.

         Our borrowed funds from the FHLB of New York, consisting of advances and securities repurchase obligations, were $14.9 million on March 31, 2002 versus $16.4 million on September 30, 2001. We used $1.5 million in loan repayments to pay off a $1,500,000 borrowing that matured in February 2002. Deposits increased $961,000, or 2.02%, during the past six months. Time and savings deposits which increased $739,000 and $672,000 respectively, were offset in part by decreases of $148,000 in demand deposits and $302,000 in NOW and money market accounts.

         Our shareholders' equity rose by $240,000 during the six months as the result of a $37,000 increase provided by the amortization of ESOP shares and allocation of MRP shares and our net income of $409,000. Equity was reduced by the payment of a cash dividend of $97,000 to our shareholders and a $109,000 decrease in other comprehensive income as the market value of "available for sale" securities decreased.

         At March 31, 2002, non-performing assets were 1.08% of total assets, up from 0.79% at September 30, 2001. Non-performing loans increased from 0.78% of total loans to 1.40% over the same period. A summary of the Company's non-performing assets and related ratios follows:

                                                    March 31,    September 30,
              Non-performing assets                   2002           2001
              ---------------------                 --------       --------

              Non-accrual loans
              -----------------
              Residential mortgages
                 and home equity loans              $    231       $     48
              Commercial mortgages                       249             73
              Consumer other                              26             63
              Commercial other                            --            253
                                                    --------       --------
                                                         506            437

              Restructured commercial other              256             --
                                                    --------       --------
                 Total non-performing loans              762            437

              Foreclosed real estate                      87            182
              Other repossessed assets                    38             38
                                                    --------       --------
                 Total non-performing assets        $    887       $    657
                                                    ========       ========


              Non-performing loans to
                 total loans                            1.40%          0.78%


              Non-performing assets to
                 total assets                           1.08%          0.79%

         The Company had no loans more than 90 days delinquent and accruing at March 31, 2002 or September 30, 2001. Five of the seven non-accrual residential mortgages are currently in foreclosure proceedings while one of two commercial mortgages is in bankruptcy and the other is in foreclosure. The restructured commercial loans are for one borrower and under the control of the bankruptcy court. Management believes that these non-performing loans are adequately secured by collateral. Further, management is not aware of any factors common to these loans, which caused their non-performance or any developments that suggest an upward trend in delinquencies. Accordingly, while we will continue to monitor asset quality, management has determined that no increase in the loan loss allowance is appropriate at this time.

Comparison of Results of Operations for the Three Months Ended March 31, 2002 and 2001.

         General. Our net income for the three months ended March 31, 2002 was $216,000, a decrease of $11,000, or 4.8%, below our net income for the same period last year. We recorded this decrease in spite of a $59,000 increase in net interest income. An increase in the provision for loan losses of $5,000, combined with a decrease in non-interest income of $10,000 and an increase of $69,000 in non-interest expense combined to more than offset the increase in net interest income and reduce income before income taxes by $25,000 as compared to last year's quarter. A reduction in income tax expense of $14,000 resulted in a shortfall of $11,000 in net income in comparing the second quarter of this fiscal year to last year.

         Interest Income. Interest income decreased $124,000, or 8.1%, from the three months ended March 31, 2001 to the three months ended March 31, 2002. The decrease was the result of decreased interest rates on loans and investments prompted by the actions of the Federal Reserve over the past year. The average balances of loans, securities and other short-term investments were higher by $138,000, $2,249,000 and $335,000 respectively, but were not enough to offset the substantial decrease in interest rates earned.

         The average interest rate we earned on our interest-earning assets was 91 basis points (0.91%.) lower in this year's second quarter than in the same quarter last year. This resulted from decreases in the average rate earned on loans of 36 basis points (0.36%), on securities of 185 basis points (1.85%) and on other short-term investments of 373 basis points (3.73%). We continue to offer mortgage loans in which the borrower does not pay closing costs. The amortization of these costs is reflected as a reduction of loan interest income. However, we have priced this product to compensate for the additional expense. These costs are amortized over the life of the mortgage, although the borrower is responsible for the costs if the mortgage is paid off during the initial five years.

         Interest income on loans decreased by $45,000. We estimate that the decrease in loan yields by 36 basis points decreased our interest income by $48,000 while the increase in the average balance of loans increased our interest income by $3,000 for a net decrease of $45,000.

         The decrease in the average rates earned on securities was caused in part by the downward adjustment of adjustable-rate mortgaged-backed securities in the portfolio over the past year. The one-year adjustable-rate mortgage-backed securities help to reduce the interest rate sensitivity effects of our long-term fixed-rate mortgage portfolio. We estimate that the decrease in the yield on our investment portfolio by 185 basis points decreased interest income by $99,000, while an increase in the average balance of securities increased interest income by $32,000, resulting in a net decrease in interest income of $67,000.

         Overall, we estimate that the increase in the average volume of interest-earning assets caused a $39,000 increase in interest income, while the decrease in average interest rates resulted in a 163,000 decrease in interest income for a net decrease of $124,000 in interest income.

         Interest Expense. Interest expense decreased $183,000 in the second quarter of fiscal 2002 versus fiscal 2001. We estimate that an additional interest cost of $41,000, resulted from an increase in the average volume of interest-bearing liabilities while a $224,000 decrease in interest expense was caused by a decrease in the average rate we paid on these liabilities. The largest decrease in interest expense was $103,000 in certificates of deposit followed by a $44,000 decrease in the cost of savings and club accounts. The increase in the volume of interest-bearing liabilities was a result of increases in our average balance of borrowings and time certificates. The average balance of interest-bearing liabilities was $3.3 million more in the 2002 fiscal quarter compared to 2001.

         Our average cost of funds decreased by 140 basis points (1.40%) from 5.00% in last year's quarter to 3.60% in this year's quarter. The decreased average rate we paid on savings, time certificates and money market accounts as well as our borrowings resulted from the Federal Reserve lowering short-term interest rates by 4.75% during 2001.

         Net Interest Income. The net effect of the decreases in interest income and interest expense was a $59,000 increase in net interest income. Our interest rate spread (the difference between the average rate we earn and the average rate we pay) increased by 49 basis points (0.49%). At the same time, net interest margin increased by 16 basis points (0.16%) from 4.09% for the second quarter of fiscal 2001 to 4.25% for the second quarter of fiscal 2002.

         The average yield on our loans and securities portfolio decreased as discussed above. Interest income decreased by $124,000 in spite of a $2.7 million increase in the average balance of loans and investments due to a 0.91% decrease in our average interest-earning rate. Reduced interest expense of $183,000 is attributable to a lower average cost of funds of 1.40%, more than covering the additional $3.3 million in average interest-bearing liabilities. The net result was a $59,000 increase in net interest income. We continue to offer attractive rates on our deposit products to maintain market share and to be competitive with the two commercial banks in our market area.

         Average capital represented 21.4% of average interest-earning assets for the quarter ended March 31, 2002, while it represented 21.3% of average interest-earning assets for the same quarter last year. The slight increase in the capital ratio represents a slight decrease in leverage. Our ratio of average interest-earning assets to average interest-bearing liabilities decreased from
1.25 times in 2001 to 1.23 times in 2002.

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

         For the three months ended March 31, 2002, we provided $25,000 for loan losses, compared to $20,000 in the same quarter last year. At March 31, 2002 and 2001, the ratio of our loan allowance to total loans was 1.20% and 1.21%, respectively. On December 31,2001 the allowance was $659,000, or 1.18% of total loans, and we determined at the end of the second quarter that the appropriate level for the allowance was $663,000. We had charge-offs during the quarter of $31,000 and recoveries of $10,000, so a $25,000 provision was necessary to reach the desired level for the allowance. Our level of non-accruing loans, loans 90 days and still accruing and restructured loans was $762,000, or 1.40% at March 31, 2002 compared to $943,000, or 1.68% at December 31, 2001. Management feels that these loans are adequately secured and do not require any adjustment to the allowance for loan losses at this time.

         Non-interest Income. Our non-interest income was $10,000 lower in the fiscal 2002 quarter versus the fiscal 2001 quarter, primarily since management fees are no longer billed to Cambray Mutual Holding Company which now pays some expenses directly. Service charges and other income decreased by $14,000 while gain on sale of securities increased by $4,000, netting to a $10,000 decrease for this year's quarter. We continue to evaluate ways to improve our non-interest income.

         Non-interest Expenses. Non-interest expenses increased by $69,000 from the fiscal 2001 quarter to the fiscal 2002 quarter. This increase was primarily due to additional salaries expense of $14,000, ESOP expense of $11,000 and directors fees of $21,000. The additional salaries expense resulted from performance increases to our employees and the hiring of an administrative assistant starting in January. ESOP expense increased because the stock price has increased over last year and the cost of the shares amortized each month is based on the market value of the stock at month end. There were also additional costs for the ESOP plan, since all retirement plan documents are required to be restated this year. Last year directors fees were reduced as the result of losses incurred on the investment of deferred fees indexed to stock market results. This year the results have been better so the fees are higher. We have recently changed the deferred fees program so that an independent investment firm will invest the funds in the market and any gains or losses will be reflected in the individual account and will not be reflected in the fees paid by the Company in the future. Other non-interest expenses increasing were postage and supplies by $5,000, building and occupancy by $5,000, foreclosure expense by $4,000 and other expense by $9,000.

         Income tax expense. Our income tax expense decreased by $14,000, or 9.1%, comparing the second quarter of fiscal 2002 to the same quarter of fiscal 2001. The decreased expense was the result of lower net income before income tax of $25,000, or 6.6%.

Comparison of Results of Operations for the Six Months Ended March 31, 2002 and 2001.

         General. Our net income for the six months ended March 31, 2002 was $409,000, an increase of $29,000, or 7.6%, over our net income for the same period last year. We recorded this increase because we were able to increase net interest income enough to more than offset a reduction in non-interest income and increases in non- interest expense and income tax expense. Net interest income improved by $118,000, while non-interest income fell $19,000, non-interest expenses increased $57,000 and income taxes increased by $13,000.

         Interest Income. Interest income decreased by $139,000, or 4.7%, from the six months ended March 31, 2001 to the six months ended March 31, 2002. Reductions in short-term interest rates by the Federal Reserve filtered through our loans and investments resulting in less interest income for the six month period ending March 31, 2002 versus the same period ending March 31, 2001. Average interest-earning assets increased $5.0 million from $74.0 million for the first six months of fiscal year 2001 to $79.0 million for the same period this year. The increase was composed of a $4.3 million increase in the average balance in securities and other short-term investments and an increase of $0.7 million in loans.

         The average interest rate we earned on our loans and investments was 87 basis points (0.87%) lower in the first six months this year than last year. The average rate earned on loans was 33 basis points (0.33%) lower than last year, while the average rate earned on securities decreased by164 basis points, or 1.64%, and the average rate on other short-term investments, primarily overnight fed funds, decreased by 408 basis points, or 4.08%.

         We estimate that the decrease in rates earned on loans resulted in a decrease of $90,000 in interest income, while the increase in average loans increased interest income by $31,000, netting to a $59,000 decrease in interest income.

         Holding one-year adjustable rate mortgage-backed securities in the investment portfolio during the falling rate environment has caused additional reduction in interest income. However, these securities help reduce the interest rate sensitivity effects of our long-term fixed-rate mortgage portfolio in a rising rate scenario. On our securities and short-term investments, we estimate that the drop in interest rates resulted in a decrease in interest income of $196,000, while an increase in the average balances increased interest income by $116,000 resulting in a net loss of $80,000 in interest income.

         Overall, we estimate that the increase in the average volume of interest-earning assets yielded a $147,000 increase in interest income, while the decrease in average interest rates reduced interest income by $286,000 for a net decrease of $139,000 in interest income.

         Interest Expense. As in the case of interest income, interest expense also decreased from the first half of 2001 to 2002 as a result of a decrease in interest rates. The increase in volume was the result of an increase in time certificates, NOW and money markets accounts and our average borrowings from the FHLB. We estimate that additional interest cost of $140,000 resulted from an increase in the average volume of interest-bearing liabilities, while a $397,000 drop in interest expense was primarily due to a decrease in the average rate we paid on time certificates, savings, money market and NOW accounts. The average balance of interest-bearing liabilities was $5.2 million higher in the first half of 2002 compared to 2001. Of this amount $3.3 million represents increased borrowings from the FHLB and $1.9 million is an increase in average deposits.

         Our average cost of funds decreased from 5.05% to 3.84% from the first half of fiscal 2001 to the first half of fiscal 2002. Our average rate on time deposits decreased from 6.22% to 4.72% due to market conditions and we estimate that this decrease resulted in a reduction of $200,000 in interest expense. The increased average balance of time deposits increased interest expense by $52,000 and resulted in a net decrease of $148,000 in interest expense for time deposits. Our estimate shows that the higher level of borrowings increased interest expense by $87,000, while lower rates decreased interest expense by $94,000, netting to a decrease of $7,000.

         Net Interest Income. The net effect of the decreases in interest income and interest expense was an $118,000 increase in net interest income. Our interest rate spread (the difference between the average rate we earn and the average rate we pay) increased by 34 basis points (0.34%). Our net interest margin increased by 4 basis points to 4.06% in the first half of fiscal 2002, from 4.02% for the first half of fiscal 2001.

         The average yield on loans and on our securities portfolio decreased as discussed above. The decrease in the rate earned on our interest-earning assets of 0.87% was more than offset by the decrease in the average cost of funds of 1.21% resulting in an increase in our interest rate spread by 34 basis points, or 0.34%. We continue to offer attractive rates on our deposit products to maintain market share, but rates are currently very low at this time. We price our deposits to be competitive with two commercial banks in our market area.

         Average capital represented 21.3% of average interest-earning assets for the six months ended March 31, 2002, while it represented 21.8% of average interest-earning assets for the same period in 2001. Our ratio of average interest-earning assets to average interest-bearing liabilities decreased from
1.25 times in 2001 to 1.23 times in 2002.

         Provision for Loan Losses. For the six months ended March 31, 2002, we provided $50,000 for loan losses, compared to $50,000 in the same period last year. At March 31, 2002 and 2001 the ratio of our loan loss allowance to total loans was 1.20% and 1.21%, respectively. As disclosed in the comparison of financial condition section, our level of non accruing loans, loans 90 days past due and still accruing and restructured loans was $762,000, or 1.40% of total loans at March 31, 2002 compared to $437,000, or 0.78% on September 30, 2001. Management feels that these loans are adequately secured and do not require any adjustment to the allowance for loan losses.

         Non-interest Income. Our non-interest income was $19,000 lower this year for the first six months versus the 2001 period. The decrease was the result of a decrease of $2,000 in service charge income, a decrease in loan fees of $15,000 caused by a reduction in loan extension fees, and a $6,000 decrease in other fees partially offset by an increase of $4,000 in gain on sale of securities.

         Non-interest Expense. Non-interest expenses increased by $57,000 for the first six months of fiscal 2002 compared to fiscal 2001. The increase was primarily due to an increase of $31,000 in salaries & benefits, $5,000 in directors fees, $13,000 in building and occupancy, $7,000 in real estate owned and $10,000 in other expense offset in part by a $9,000 decrease in professional fees. Salaries expense and ESOP expense made up the increase in salaries and benefits and along with the increase in directors fees were explained earlier. The increase in building and occupancy relates to our new administrative offices.

         Income tax expense. Our income tax expense increased by $13,000, or 5.1% compared to the first half of last year. The increased expense was the result of higher net income before income tax of $42,000, or 6.6%.

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

         In general, we manage our liquidity by maintaining a sufficient level of short-term investments so funds are readily available for investment in loans when needed. During the six months ended March 31, 2002, we reduced our cash and cash equivalents by $834,000. We used this reduction to fund additional securities purchases. We originated $7.4 million of new loans during the six months ended March 31, 2002. However, loans, net, after payments, charge-offs and transfers to real estate owned, decreased by $1.6 million during the period.

         Deposits increased by $961,000 during the six months ended March 31, 2002. In addition to factors within our control, such as our deposit pricing strategies and our marketing efforts, deposit flows are affected by the level of general market interest rates, the availability of alternate investment opportunities, general economic conditions, and other factors outside our control.

         We monitor our liquidity regularly. Excess liquidity is invested in overnight federal funds sold and other short-term investments. If we need additional funds, we can borrow those funds, although the cost of borrowing money is normally higher than the average cost of deposits. As a member of the FHLB of New York, the Bank can arrange to borrow an additional $12.5 million against our one to four family mortgages. We have used borrowed funds to help us leverage capital we received from our stock sale, but have not needed borrowings to cover liquidity shortfalls. In addition to borrowings, we believe that, if we need to do so, we can attract additional deposits by increasing the rates we offer.

         We had $688,000 in outstanding commitments to make loans at March 31, 2002, along with $1,201,000 of unused home equity, commercial and overdraft lines of credit. We anticipate that we will have enough funds to meet our current loan commitments and to fund draws on the lines of credit through the normal turnover of our loan and securities portfolios. At March 31, 2002, we had $21.1 million of time certificates scheduled to mature within one year. We anticipate that we can retain substantially all of those deposits if we need to do so to fund loans and other investments as part of our efforts to grow and leverage our capital.

         We measure liquidity on a monthly basis and want to maintain a liquidity ratio of between 5% and 15%. At March 31,2002, the ratio is 24.8% because we have generated excess funds as our loans have decreased while our deposits have increased, and placed these funds in short term investments. We will continue to monitor this situation and adjust deposit rates, invest funds in longer-term securities or pay off borrowed funds as necessary.

         The OTS has minimum capital ratio requirements applying to the Bank, but there are no comparable minimum capital requirements that apply to us as a savings and loan holding company. At March 31, 2002, the Bank exceeded all regulatory capital requirements of the OTS applicable to it, with Tier I capital of $15.6 million, or 18.9% of adjusted total assets and with risk-based capital of $16.6 million, or 37.1% of risk-weighted assets. The Bank also had tangible capital of $15.6 million, or 18.9% of tangible assets. The Bank was classified as "well capitalized" at March 31, 2002 under OTS regulations.


                           PART II - OTHER INFORMATION

         Item 1.  Legal Proceedings

         In the ordinary course of business, the Company and the Bank are subject to legal actions, which involve claims for monetary relief. Management, based on the advise of counsel, does not believe that any currently known legal actions, individually or in the aggregate, will have a material effect on its consolidated financial condition or results of operations.

         Item 4.  Submission of Matters to a Vote of Security Holders

         At the annual meeting of stockholders held on February 19, 2002, the stockholders of Gouverneur Bancorp, Inc. (i) elected two directors, Robert J. Leader and Larry Straw, each to serve for a three-year term to expire at the annual meeting of the stockholders to be held in 2005, and (ii) ratified the appointment of Fust Charles Chambers LLP as the independent public accountants for the fiscal year ending September 30, 2002. The terms of office of directors Richard F. Bennett, Richard E. Jones, Frank Langevin, Timothy J. Monroe and Joseph C. Pistolesi all continued after the annual meeting.

         Of the 2,276,759 shares entitled to vote at the meeting, a total of 2,276,395 shares (99.98%) voted as follows:

         ELECTION OF DIRECTORS:

                                    For           %          Withheld        %
                                    ---           -          --------        -

         Robert J. Leader        2,272,070       99.8          4,325        0.2
         Larry Straw             2,269,070       99.7          6,725        0.3


         RATIFICATION OF INDEPENDENT PUBLIC ACCOUNTANTS:

                 For          %         Against       %        Abstain       %
                 ---          -         -------       -        -------       -

              2,221,194      97.6        54,951      2.4         250        0.0

         Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

                  None

         (b) Reports on Form 8-K

                  No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Gouverneur Bancorp, Inc.


Date: May 8, 2002                     By: /s/ RICHARD F. BENNETT
                                          -------------------------------------
                                      Richard F. Bennett
                                      President and Chief Executive Officer
                                      (principal executive officer and officer
                                      duly authorized to sign on behalf of the
                                      registrant)

                                      By: /s/ ROBERT TWYMAN
                                          -------------------------------------
                                      Robert Twyman
                                      Vice President and Chief Financial Officer
                                      (principal financial officer duly
                                      authorized to sign on behalf of the
                                      registrant)