Form 10QSB
period 2002-06-30
GOUVERNEUR BANCORP INC
filed 2002-08-09
CIK 1063942

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2002

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

                                                      Outstanding at
          Class                                       June 30, 2002
          -----                                       -------------
Common Stock, par value $ .01                           2,276,759

Transitional Small Business Disclosure Format (check one):
                                 Yes [ ] No [X]

                            GOUVERNEUR BANCORP, INC.
                                   FORM 10-QSB
                                TABLE OF CONTENTS



PART 1 - FINANCIAL INFORMATION
------------------------------

Item 1.      Financial Statements - Unaudited

             Consolidated Statements of Financial Condition at
             June 30, 2002 and at September 30, 2001                           3

             Consolidated Statements of Income for the three and
             nine months ended June 30, 2002 and 2001                          4

             Consolidated Statements of Shareholders' Equity for
             nine months ended June 30, 2002                                   5

             Consolidated Statements of Cash Flows for the nine
             months ended June 30, 2002 and 2001                             6-7

             Notes to Consolidated Financial Statements                      8-9

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations.                             10

PART II - OTHER INFORMATION
---------------------------

             Item 1. Legal Proceedings                                        18

Item 6.      Exhibits and Reports on Form 8-K                                 18

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                     GOUVERNEUR BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                  (In thousands, except share data) (Unaudited)


                                                                   June 30,     September 30,
                                                                     2002           2001
                                                                 -----------    -----------
Assets:
Cash and due from banks                                          $     1,381    $     1,679
Interest-bearing deposits in bank                                      1,903          1,173
Securities available-for-sale (AFS)                                   21,270         19,077
Securities held-to-maturity (HTM) (fair value of $1,742 at
  June 30, 2002 and $2,696 at September 30, 2001)                      1,720          2,651
Loans, net of deferred fees                                           54,694         56,434
Less: allowance for loan losses                                         (672)          (655)
                                                                 -----------    -----------
               Loans, net                                             54,022         55,779
Accrued interest receivable                                              424            485
Federal Home Loan Bank stock, at cost                                    745            820
Premises and equipment, net                                            1,395            899
Other assets                                                             138            300
                                                                 -----------    -----------
               Total assets                                      $    82,998    $    82,863
                                                                 ===========    ===========

Liabilities:
Deposits: Non interest-bearing demand                            $       713    $       738
          NOW and money market                                         7,202          6,964
          Savings                                                     15,624         13,795
          Time                                                        26,191         26,186
                                                                 -----------    -----------
               Total deposits                                         49,730         47,683
Securities sold under agreements to repurchase                         6,900          8,400
Advances from the Federal Home Loan Bank of New York                   8,000          8,000
Other liabilities                                                      1,176          2,124
                                                                 -----------    -----------
               Total liabilities                                      65,806         66,207
                                                                 -----------    -----------

Shareholders' Equity:
Preferred stock, $.01 par value, 1,000,000 shares
  authorized; none issued                                                 --             --
Common stock, $.01 par value,  9,000,000 shares
  Authorized; 2,384,040 shares issued                                     24             24
Additional paid-in capital                                             4,562          4,540
Retained earnings                                                     12,977         12,463
Accumulated other comprehensive income                                   572            610
Unearned common stock held by MRP                                        (78)           (89)
Unallocated common stock held by ESOP                                   (322)          (349)
Treasury Stock, at cost, 107,281 shares                                 (543)          (543)
                                                                 -----------    -----------
               Total shareholders' equity                             17,192         16,656
                                                                 -----------    -----------
               Total liabilities and shareholders' equity        $    82,998    $    82,863
                                                                 ===========    ===========

See accompanying notes to consolidated financial statements.

                     GOUVERNEUR BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                (In thousands, except per share data) (Unaudited)

                                                Three Months Ended          Nine Months Ended
                                                     June 30,                   June 30,
                                               ----------------------    ----------------------
                                                 2002         2001         2002         2001
                                               ---------    ---------    ---------    ---------
Interest income:
----------------
Loans                                          $   1,119    $   1,176    $   3,441    $   3,557
Securities                                           251          332          750          877
Other short-term investments                           6           15           20           63
                                               ---------    ---------    ---------    ---------
     Total interest income                         1,376        1,523        4,211        4,497


Interest expense:
-----------------
Deposits                                             353          552        1,212        1,661
Borrowings                                           172          198          547          580
                                               ---------    ---------    ---------    ---------
     Total interest expense                          525          750        1,759        2,241
                                               ---------    ---------    ---------    ---------

     Net interest income                             851          773        2,452        2,256
Provision for loan losses                             25           20           75           70
                                               ---------    ---------    ---------    ---------
     Net interest income after provision
       for loan losses                               826          753        2,377        2,186


Non-interest income:
--------------------
Service charges                                       28           30           77           81
Net gain on sale of securities                         2           --           98           92
Other                                                 23           27           70           95
                                               ---------    ---------    ---------    ---------
     Total non-interest income                        53           57          245          268

Non-interest expenses
---------------------
Salaries and employee benefits                       271          237          813          748
Directors fees                                        20            6           54           35
Building, occupancy and equipment                     65           53          188          163
Data processing                                       30           30           88           92
Postage and supplies                                  37           32           89           80
Professional fees                                     35           47          113          134
Real estate owned                                     (2)           5           20           20
Other                                                 90           64          249          213
                                               ---------    ---------    ---------    ---------
     Total non-interest expenses                     546          474        1,614        1,485


Income before income tax expense                     333          336        1,008          969
Income tax expense                                   131          123          397          376
                                               ---------    ---------    ---------    ---------
     Net income                                $     202    $     213    $     611    $     593
                                               =========    =========    =========    =========

Earnings per common share - basic (Note 3)     $    0.09    $    0.10    $   0. 28    $    0.27
Earnings per common share - diluted (Note 3)   $    0.09    $    0.10    $    0.28    $    0.27

See accompanying notes to consolidated financial statements

                                             GOUVERNEUR BANCORP, INC. AND SUBSIDIARY
                                         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                 Nine months ended June 30, 2002
                                          (In thousands, except share data) (Unaudited)

                                                                    Accumulated
                                             Additional                other
                                     Common    paid-in    Retained comprehensive Unallocated  Unallocated  Treasury
                                     stock     capital    earnings     income        MRP          ESOP       stock       Total
                                    --------   --------   --------    --------     --------     --------    --------    --------
Balance at
September 30, 2001                  $     24   $  4,540   $ 12,463    $    610     $    (89)    $   (349)   $   (543)   $ 16,656

Comprehensive income:
   Net income                                                  611                                                           611
   Change in net unrealized gain
      (loss) on securities
      available for sale,
      net of taxes                                                         (38)                                              (38)
                                                                                                                        --------

Total comprehensive income                                                                                                   573
                                                                                                                        --------

Allocation of ESOP (5,258 shares)                    22                                               27                      49

Amortization of MRP                                                                      11                                   11

Cash dividends declared
   ($0.10 per share)                                           (97)                                                          (97)

                                    --------   --------   --------    --------     --------     --------    --------    --------
Balance at June 30, 2002            $     24   $  4,562   $ 12,977    $    572     $    (78)    $   (322)   $   (543)   $ 17,192
                                    ========   ========   ========    ========     ========     ========    ========    ========

                     GOUVERNEUR BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASHFLOWS
                           (In thousands) (Unaudited)


                                                                             Nine Months Ended
                                                                                  June 30,
                                                                            --------------------
                                                                              2002        2001
                                                                            --------    --------
Cash flows from operating activities:
   Net Income                                                               $    611    $    593

   Adjustments to reconcile net income to net cash provided (used) by operating activities:
            Depreciation                                                          60          65
            Provision for loan losses                                             75          70
            Net gain on sales of securities                                      (96)        (92)
            Net amortization of securities                                        64          46
            Allocation and earned shares of ESOP and MRP                          60          41
            Decrease in accrued interest receivable                               61          43
            Decrease in other assets                                             277         155
            Increase (decrease) in other liabilities                            (893)        302
                                                                            --------    --------

                    Net cash provided by operating activities                    219       1,223
                                                                            --------    --------

Cash flows from investing activities:
   Net (increase) decrease in loans                                            1,567      (1,844)
   Proceeds from sales of securities AFS                                         112          93
   Proceeds from maturities and principal reductions of securities AFS         4,693       4,758
   Purchases of securities AFS                                                (7,056)    (11,850)
   Proceeds from maturities and principal reductions of securities HTM           928       1,219
   Additions to premises and equipment                                          (556)        (69)
   Sale (purchase) of Federal Home Loan Bank of New York stock                    75        (230)
                                                                            --------    --------

                    Net cash used in investing activities                       (237)     (7,923)
                                                                            --------    --------

Cash flows from financing activities:
   Net increase in deposits                                                    2,047         183
   Net proceeds from (payments of) borrowings                                 (1,500)      5,600
   Purchases of common stock by Management Recognition Plan                       --        (163)
   Payment of cash dividend                                                      (97)       (159)
                                                                            --------    --------

                     Net cash provided by financing activities                   450       5,461
                                                                            --------    --------

                     Net increase (decrease) in cash and cash equivalents        432      (1,239)
                                                                            --------    --------


                                                            Nine Months Ended
                                                                 June 30,
                                                           --------------------
                                                             2002        2001
                                                           --------    --------

Net increase (decrease) in cash and cash equivalents            432      (1,239)
Cash and cash equivalents at beginning of period              2,852       3,388
                                                           --------    --------

Cash and cash equivalents at end of period                 $  3,284    $  2,149
                                                           ========    ========

Supplemental disclosure of cash flow information:

Non-cash investing activities:
   Additions to foreclosed assets                          $    115    $    118
Cash paid during the period for:
   Interest                                                   1,771       2,143
   Income taxes                                                 339         233


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

         Cambray Mutual Holding Company ("Cambray MHC"), the Company's parent mutual holding company, held 1,311,222 shares or 57.6% of the Company's issued and outstanding common stock, and shareholders other than Cambray MHC held 965,537 shares or 42.4% of such stock at June 30, 2002.

2.       Basis of Presentation
         ---------------------

         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments consisting of only normal recurring adjustments or accruals which are necessary for a fair presentation of the consolidated financial statements have been made at and for the three months and the nine months ended June 30, 2002 and 2001. The results of operations for the three month and nine month periods ended June 30, 2002 are not necessarily indicative of the results which may be expected for an entire fiscal year or other interim periods

         These consolidated financial statements should be read in conjunction with our September 30, 2001 audited financial statements and related notes included in our 2001 Annual Report on Form 10-KSB.

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

         Basic and diluted earnings per share for the three-month and nine-month periods ending June 30, 2002 and 2001 were computed as follows (in thousands, except per share data):

                                                           Three Months Ended      Nine Months Ended
                                                                 June 30,                June 30,
                                                          --------------------    --------------------
         Basic earnings per share:                          2002        2001        2002        2001
                                                          --------    --------    --------    --------
         Net income                                       $    202    $    213    $    611    $    593

         Weighted average common shares outstanding          2,192       2,204       2,191       2,203

         Basic earnings per share                         $   0.09    $   0.10    $   0.28    $   0.27


                                                                      Three Months Ended      Nine Months Ended
                                                                            June 30,                June 30,
                                                                     --------------------    --------------------
         Diluted earnings per share:                                   2002        2001        2002        2001
                                                                     --------    --------    --------    --------
         Net income                                                  $    202    $    213    $    611    $    593

         Weighted average common shares outstanding                     2,192       2,204       2,191       2,203
         Additional potentially dilutive securities from common
           stock options (equivalent in common stock)                      31          14          27          10
                                                                     --------    --------    --------    --------
         Diluted weighted average common shares outstanding             2,223       2,218       2,218       2,213

         Diluted earnings per share                                  $   0.09    $   0.10    $   0.28    $   0.27

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

         In June 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002.

         The Company does not believe there will be a material impact on the Company's consolidated financial statements upon the adoption of these statements.

5.       Retained Earnings
         -----------------

         Cambray MHC has waived receipt of past dividends from the Company. The dividends waived by Cambray MHC are considered as restrictions in the retained earnings of the Company. As of June 30, 2002, the aggregate retained earnings restricted for cash dividends waived was $249,232.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

    Gouverneur Bancorp, Inc. ("We" or the "Company") is a corporation organized under the laws of the United States in March 1999, in connection with the reorganization of its wholly owned subsidiary, Gouverneur Savings and Loan Association (the "Bank"), into a mutual holding company structure. The Company's assets consist primarily of all the outstanding capital stock of the Bank and cash of $464,000 at June 30, 2002. The Company's principal business is the ownership of the Bank. The Company is a savings and loan holding company registered with the Office of Thrift Supervision ("OTS") and subject to regulation under federal banking laws and regulations. In this document, references to the Company include the Bank, unless the context denotes otherwise. The terms "Registrant", "we", "our" or similar terms refer to Gouverneur Bancorp, Inc.

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

Certain current year events

      The construction of our full service branch office in Alexandria Bay, NY is completed and we opened to the public for business on August 5th. Expenses for this new office, comprised mostly of employee salaries for three new employees, supplies, advertising and property taxes totaled $42,000 through June 30, 2002. These expenses have the effect of reducing this year's net income by approximately $25,000. Starting in August, we will have depreciation costs for the new building, furniture and fixtures and other equipment purchased for this office. We will now be able to receive deposits at this location to support the growth of the loan portfolio. Opening new branch offices can reduce earnings during the first few years of operation. Since we have been operating a successful lending office in the Alexandria Bay market for three years, we expect, barring any unforeseen events, to reach a break-even point by the end of the second full year of operation.

      We have leased office space in Clayton, NY, approximately ten miles west of Alexandria Bay on NYS Route 12, and opened a new lending office there on August 6, 2002. A loan officer and loan service representative were hired and received training in May and June. Through June 30, 2002 we incurred expenses of $6,000, which contributed to a reduction in this year's net income by about $4,000. The costs associated with opening this office will be minimal and we expect the office to reach a break-even point by the end of the first full year of operation, barring any unforeseen events.

Comparison of Financial Condition at June 30, 2002 and September 30, 2001.

      During the nine months from October 1, 2001 through June 30, 2002, total assets increased $135,000, from $82.9 million to $83.0 million. Loans, net of deferred fees, decreased by $1,740,000, or 3.08%. The reduction in loans was the result of decreases of $1,008,000 in real estate loans, $488,000 in automobile loans, $121,000 in other consumer loans and $123,000 in other commercial loans. We believe the decrease in real estate loans was the result of a low fixed rate home equity loan promotion by a large commercial bank in our market area. Most of the impact of this promotion was felt during the second quarter of our fiscal year, but we were not able to recover the lost volume in our fiscal third quarter. Since we hold our mortgage loans to term, management feels that offering loans fixed at the current market rates would subject the Bank to excessive interest rate risk and it would also expose a higher percentage of our portfolio to the lower rates. We have lowered our adjustable rate mortgage loan rates to be competitive with rates offered in the Bank's market area, but we have not lowered our fixed rate mortgage loan rates. Special financing arrangements offered by automobile manufacturers continue to hinder demand for the Bank's automobile loans.

      Our borrowed funds from the FHLB of New York, consisting of advances and securities repurchase obligations, were $14.9 million on June 30, 2002 versus $16.4 million on September 30, 2001, due to a $1.5 million borrowing repayment in the last quarter. Deposits increased $2,047,000, or 4.29%, during the past nine months primarily due to an increase of $1,829,000 in savings deposits. It appears some customers may be parking funds in these accounts until rates improve on time deposits, or until the stock market recovers. NOW and money markets accounts increased by $238,000 and time deposits were up by $5,000, while demand deposits decreased by $25,000.

      Our shareholders' equity rose by $536,000 during the first nine months of our fiscal year as net income of $611,000 combined with an increase of $60,000 provided by the amortization of ESOP shares and allocation of MRP shares were partially offset by the payment of a cash dividend of $97,000 to our shareholders and a $38,000 decrease in other comprehensive income as the market value of "available for sale" securities decreased.

      At June 30, 2002, non-performing assets were 1.19% of total assets, up from 0.79% at September 30, 2001. Non-performing loans increased from 0.78% of total loans to 1.67% over the same period. A summary of the Company's non-performing assets and related ratios follows:

                                                    June 30,   September 30,
                  Non-performing assets               2002         2001
                  ---------------------            ---------    ---------

                  Non-accrual loans
                  -----------------
                  Residential mortgages
                      and home equity loans        $     281    $      48
                  Commercial mortgages                   250           73
                  Consumer other                          28           63
                  Commercial other                        87          253
                                                   ---------    ---------
                                                         646          437


                  Restructured commercial other          259           --
                                                   ---------    ---------
                      Total non-performing loans         905          437


                  Foreclosed real estate                  25          182
                  Other repossessed assets                61           38
                                                   ---------    ---------
                    Total non-performing assets    $     991    $     657
                                                   =========    =========


                  Non-performing loans to
                       total loans                      1.67%        0.78%


                  Non-performing assets to
                       total assets                     1.19%        0.79%


      The Company had no loans more than 90 days delinquent and accruing at June 30, 2002 or September 30, 2001. Seven of the eight non-accrual residential mortgages are currently in foreclosure proceedings while one of two commercial mortgages is in bankruptcy and the other is in foreclosure. The restructured commercial loans are for one borrower and under the control of the bankruptcy court. Management believes that these non-performing loans are adequately secured by collateral. Further, management is not aware of any factors common to these loans, which caused their non-performance or any developments that suggest an upward trend in delinquencies. Accordingly, while we will continue to monitor asset quality, management has determined that a modest increase in the loan loss allowance is appropriate at this time.

Comparison of Results of Operations for the Three Months Ended June 30, 2002 and 2001.

      General. Our net income for the three months ended June 30, 2002 was $202,000, a decrease of $11,000, or 5.2%, over our net income for the same period last year. We recorded this decrease because the $78,000 increase in net interest income was more than offset by a $5,000 increase in the provision for loan losses, combined with a $4,000 decrease in non-interest income, a $72,000 increase in non-interest expense and an $8,000 increase in income tax expense. For the three months, $38,000 in start up expenses related to the opening of the new branch office in Alexandria Bay and the lending office in Clayton are included in the increased non-interest expenses. Without the start up expenses, we would have shown an increase in net income of approximately $12,000 over last year's quarter.

      Interest Income. Interest income decreased $147,000, or 9.65%, from the three months ended June 30, 2001 to the three months ended June 30, 2002. The decrease is primarily the result of decreases in interest rates from last year to this year as the average level of interest-earning assets for both quarters was $78.8 million. There was some shifting of assets as a $1.1 million decrease in loans for this year's quarter made its way into either securities or other short term investments.

      The average interest rate we earned on our interest-earning assets was 74 basis points (0.74%) lower in this year's quarter than last year due to lower interest rates in general and an increase in ARM mortgages, which are priced to start at a lower rate. The decrease in the average interest rate resulted from decreases in the average rate earned on loans of 25 basis points (0.25%), on securities of 164 basis points (1.64%) and on other short-term investments of 266 basis points (2.66%). We continue to offer mortgage loans in which the Bank pays the closing costs. The amortization of these costs over the life of the loan is reflected as a reduction of loan interest income. However, our pricing of this product compensates for the additional expense. The borrower is responsible for the payment of the closing costs in the event the mortgage is paid off during the initial five years.

      Interest income on loans decreased by $57,000. We estimate that the decrease in loan yields by 25 basis points decreased our interest income by $34,000 while the decrease in the average balance of loans reduced our interest income by $23,000.

      The decrease in the average rates earned on securities was caused in part by the downward adjustment of adjustable-rate mortgaged-backed securities in the portfolio over the past year. The one-year adjustable-rate mortgage-backed securities help reduce the interest rate sensitivity effects of our long-term fixed-rate mortgage portfolio. We estimate that the decrease in the yields on our securities portfolio and on other short-term investments reduced interest income by $105,000, while an increase in the average balances of securities and other short-term investments increased interest income by $15,000, resulting in a decrease in interest income of $90,000.

      Overall, we estimate that the increase in the average volume of interest-earning assets caused an $8,000 decrease in interest income, while the decrease in average interest rates resulted in a $139,000 decrease in interest income for a total decrease of $147,000 in interest income.

      Interest Expense. Interest expense decreased $225,000 in the third quarter of fiscal 2002 versus fiscal 2001. We estimate that no additional interest cost resulted from an increase in the average volume of interest-bearing liabilities of $496,000, so the total $225,000 decrease in interest expense was due to a decrease in the average rate we paid on our deposits and FHLB borrowings. Interest expense on time certificates decreased by $147,000, while savings and club accounts, NOW and money market accounts, and FHLB borrowings accounted for decreases of $36,000, $16,000 and $26,000 respectively. The increase in the level of average interest-bearing liabilities by $496,000 was a result of increases of $1,005,000 in savings and club accounts, $442,000 in time certificates and $549,000 in NOW and money market accounts offset by a decrease of $1,500,000 in FHLB borrowings.

      Our average cost of funds decreased 145 basis points (1.45%) from 4.76% for the third quarter of 2001 to 3.31% for the same quarter this year. The lower average rate we paid on savings, time certificates, NOW and money market accounts, as well as on the funds we borrowed from FHLB resulted from the Federal Reserve lowering short-term interest rates by 4.75% in the 2001 calendar year.

      Net Interest Income. The net effect of the decreases in interest income and interest expense was a $78,000 increase in net interest income. Our interest rate spread (the difference between the average rate we earn and the average rate we pay) increased by 71 basis points (0.71%). Also, net interest margin increased by 40 basis points to 4.33% in 2002, up from 3.93% for the third quarter of 2001.

      The average yield on our loans and securities portfolio decreased as discussed above. Interest income decreased by $147,000 as the average interest-earning rate decreased by 74 basis points (0.74%). Reduced interest expense of $225,000, attributable to the lower average cost of funds of 1.45%, more than offset the lower interest revenue and resulted in an increase $78,000 in net interest income. We continue to offer attractive rates on our deposit products to maintain market share and to be competitive with two local commercial banks.

      Average capital represented 21.7% of average interest-earning assets for the quarter ended June 30, 2002, while it represented 20.8% of average interest-earning assets for the same quarter last year. The increase in the capital ratio, which reflects a decrease in leverage, is the result of no growth for interest-earning assets in this fiscal year from last year. Our ratio of average interest-earning assets to average interest-bearing liabilities decreased from 1.25 times in 2001 to 1.24 times in 2002.

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

      For the three months ended June 30, 2002, we provided $25,000 for loan losses, compared to $20,000 in the same quarter last year. At June 30, 2002, the ratio of our loan loss allowance to total loans was 1.24% as compared to 1.18% on June 30, 2001. On March 31, 2002 the allowance was $663,000, or 1.20% of total loans, and we determined at the end of the third quarter that the appropriate level for the allowance was $672,000. We had charge-offs during the quarter of $28,000 and recoveries of $12,000, so a $25,000 provision was necessary to reach the desired level for the allowance. Our level of non-accruing loans, loans 90 days and still accruing and restructured loans was $905,000, or 1.67% of total loans at June 30, 2002 compared to $762,000, or 1.40% of total loans at March 31, 2002. While management feels that these loans are adequately secured, a slight increase in the allowance for loan losses was deemed appropriate at June 30, 2002.

      Non-interest Income. Our non-interest income was $4,000 lower in the 2002 quarter versus the 2001 quarter, due to a $9,000 reduction in management fees charged to Cambray MHC.

      Non-interest Expenses. Our non-interest expenses increased by $72,000 from the 2001 quarter to this year's quarter. This increase was primarily due to increased costs of $34,000 for salaries and employee benefits, $14,000 in directors' fees, $12,000 in building, occupancy and equipment, $5,000 in postage and supplies, $8,000 in loan cost and legal fees, and $18,000 in advertising. Professional fees and foreclosed asset expenses were down $12,000 and $7,000 respectively. The additional salaries and employee benefits expense resulted from performance increases to our employees, the hiring of an administrative assistant in January, and the hiring of two employees to work in the new Clayton lending office and three employees to work in the new Alexandria Bay branch office in the past three months. ESOP related expenses also increased because our stock price has increased over last year and the cost of the shares amortized each month is based on the market value of the stock at month end.

There were also additional costs for the ESOP and 401K plans, since all retirement plan documents are required to be restated this year. Last year directors fees were reduced as the result of losses incurred on the investment of deferred directors fees indexed to stock market results. We have changed the deferred fees program so that an independent investment firm invests the funds in the market and any gains or losses will be reflected in the individual account and will no longer be reflected in the fees paid by the Company. An increase of $13,000 in advertising expense is for the advertising and promotion of the new Alexandria Bay branch office. At June 30, 2002 we had twenty-eight full-time and two part-time employees compared to a year ago when we had twenty-two full-time employees and three part-time employees.

      Income tax expense. Our income tax expense increased by $8,000, or 6.5%, comparing the third quarter of fiscal 2002 to the same quarter of fiscal 2001. The increased expense was the result of an adjustment to our effective tax rate.



Comparison of Results of Operations for the Nine Months Ended June 30, 2002 and 2001.

      General. Our net income for the nine months ended June 30, 2002 was $611,000, an increase of $18,000, or 3.0%, over our net income for the same period last year. We recorded this increase because we were able to increase net interest income enough to more than offset a reduction in non-interest income and increases in non- interest expense and income tax expense. Net interest income improved by $196,000, while the provision for loan losses was increased by $5,000, non-interest income fell $23,000, non-interest expenses increased $129,000 and income taxes increased by $21,000.

      Interest Income. Interest income decreased by $286,000, or 6.4%, from the nine months ended June 30, 2001 to the nine months ended June 30, 2002. Reductions in short-term interest rates by the Federal Reserve last year have lowered current interest rates on loans and investments resulting in less interest income as we replace loans and investments in these portfolios. Average interest-earning assets increased $3.4 million from $75.6 million for the first nine months of fiscal year 2001 to $79.0 million for the same period this year. The increase was composed of a $3.3 million increase in the average balance in securities and other short-term investments and an increase of $0.1 million in loans.

      The average interest rate we earned on our loans and investments was 83 basis points (0.83%) lower in the first nine months this year than last year. The average rate earned on loans was 30 basis points (0.30%) lower than last year, while the average rate earned on securities decreased by 164 basis points, or 1.64%, and the average rate on other short-term investments, primarily overnight fed funds, decreased by 366 basis points, or 3.66%.

      We estimate that the decrease in rates earned on loans resulted in a decrease of $119,000 in interest income, while the increase in average loans increased interest income by $3,000, netting to a $116,000 decrease in interest income.

        Holding one-year adjustable rate mortgage-backed securities in the investment portfolio during the falling rate environment has caused additional reduction in interest income. However, these securities help reduce the interest rate sensitivity effects of our long-term fixed-rate mortgage portfolio in a rising rate scenario. On our securities and short-term investments, we estimate that the drop in interest rates resulted in a decrease in interest income of $243,000, while an increase in the average balances increased interest income by $73,000 resulting in a net loss of $170,000 in interest income.

      Overall, we estimate that the increase in the average volume of interest-earning assets yielded a $76,000 increase in interest income, while the decrease in average interest rates reduced interest income by $362,000 for a net decrease of $286,000 in interest income.

      Interest Expense. As in the case of interest income, interest expense also decreased from the first nine months of 2001 to 2002 as a result of a general decrease in interest rates. The increase in average balances was the result of an increase in savings and club accounts, time certificates, NOW and money markets accounts and our average borrowings from the FHLB. We estimate that additional interest cost of $65,000 resulted from an increase in the average balance of interest-bearing liabilities, while a $547,000 drop in interest expense was due to a decrease in the average rate we paid on savings and club accounts, time certificates, NOW and money market accounts and FHLB borrowings. The average balance of interest-bearing liabilities was $3.5 million higher in the first three quarters of 2002 compared to 2001. Of this amount $1.7 million represents increased borrowings from the FHLB and $1.8 million is an increase in average deposits.

      Our average cost of funds decreased from 4.96% to 3.68% from the first nine months of fiscal 2001 to the first nine months of fiscal 2002. Our average rate on time deposits decreased from 6.17% to 4.42% due to market conditions and we estimate that this decrease resulted in a reduction of $316,000 in interest expense. The increased average balance of time deposits increased interest expense by $21,000 and resulted in a net decrease of $295,000 in interest expense for time deposits. Our estimate shows that the higher level of borrowings increased interest expense by $40,000, while lower rates decreased interest expense by $73,000, netting to a decrease of $33,000. Higher average balances of savings and club accounts and NOW and money market accounts resulted in increased interest expense of $2,000 and $2,000 respectively, while reduce interest rates lead to decreases of $112,000 and $46,000 respectively in interest expense. The net reduction in interest expense was $110,000 for savings and club accounts and $44,000 for NOW and money market accounts.

      Net Interest Income. The net effect of the decreases in interest income and interest expense was a $196,000 increase in net interest income from last year to this year. Our interest rate spread (the difference between the average rate we earn and the average rate we pay) increased by 45 basis points (0.45%) from 3.00% last year to 3.45% this year. Our net interest margin increased by 16 basis points to 4.15% in the first nine months of fiscal 2002, up from 3.99% for the first nine months of fiscal 2001.

      The average yield on loans and on our securities portfolio decreased as discussed above. The decrease in the rate earned on our interest-earning assets of 0.83%, from 7.96% to 7.13%, was more than offset by the decrease in the average cost of funds of 1.28% from 4.96% to 3.68%, resulting in an increase in our interest rate spread by 45 basis points, or 0.45%. We continue to offer attractive rates on our deposit products to maintain market share, but rates are currently very low. We price our deposits to be competitive with two commercial banks in our market area.

      Average capital represented 21.4% of average interest-earning assets for the nine months ended June 30, 2002, while it represented 21.5% of average interest-earning assets for the same period in 2001. Our ratio of average interest-earning assets to average interest-bearing liabilities decreased from
1.25 times in 2001 to 1.23 times in 2002.

      Provision for Loan Losses. For the nine months ended June 30, 2002, we provided $75,000 for loan losses, compared to $70,000 in the same period last year. At June 30, 2002 and 2001 the ratio of our loan loss allowance to total loans was 1.24% and 1.18% respectively. As disclosed in the comparison of financial condition section, our level of non accruing loans, loans 90 days past due and still accruing and restructured loans was $905,000, or 1.67% of total loans at June 30, 2002 compare to $437,000, or 0.78% on September 30, 2001. Management feels that these loans are adequately secured and do not require any adjustment to the specific allowance for loan losses.

      Non-interest Income. Our non-interest income was $23,000 lower this year for the first nine months versus the 2001 period. The decrease was the result of a decrease of $4,000 in service charge income, a decrease in loan fees of $15,000 caused by a reduction in loan extension fees, and a $10,000 decrease in other fees partially offset by an increase of $6,000 in gain on sale of securities.

      Non-interest Expense. Non-interest expenses increased by $129,000 for the first nine months of fiscal 2002 compared to fiscal 2001. The increase was due to an increase of $65,000 in salaries & benefits, $19,000 in directors fees, $25,000 in building and occupancy, $9,000 in postage and supplies and $36,000 in other expense offset in part by decreases of $21,000 in professional fees and $4,000 in data processing expense. Salaries expense and ESOP expense made up the increase in salaries and benefits and along with the increase in directors fees were explained earlier. The increase in building and occupancy relates to our new administrative offices. As mentioned earlier, we incurred $48,000 of expense relating to the new branch office and new lending office through the first nine months of this year. Without these expenses, our net income would have been approximately $29,000 higher than we are reporting.

      Income tax expense. Our income tax expense year-to-date increased by $21,000, or 5.6% compared to the nine months of last year. The increased expense was the result of higher net income before income tax of $39,000, or 4.0% and an adjustment to our effective tax rate.

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

      In general, we manage our liquidity by maintaining a sufficient level of short-term investments so funds are readily available for investment in loans when needed. During the nine months ended June 30, 2002, we increased our cash and cash equivalents by $432,000. We have originated $11.5 million of new loans during the nine months ended June 30, 2002. However, loans, net, after payments, charge-offs and transfers to real estate owned, decreased by $1,567,000 over this period.

      Deposits increased by $2.0 million during the nine months ended June 30, 2002. In addition to factors within our control, such as our deposit pricing strategies and our marketing efforts, deposit flows are affected by the level of general market interest rates, the availability of alternate investment opportunities, general economic conditions, and other factors outside our control. We reduced our borrowings by $1.5 million during this same period.

      We monitor our liquidity regularly. Excess liquidity is invested in overnight federal funds sold and other short-term investments. If we need additional funds, we can borrow those funds, although the cost of borrowing money is normally higher than the average cost of deposits. As a member of the Federal Home Loan Bank of New York, the Bank can arrange to borrow an additional $12.75 million against our one to four family mortgage portfolio. We have used borrowed funds to help us leverage capital we received from our stock sale, but have not needed borrowings to cover liquidity shortfalls. In addition to borrowings, we believe that, if we need to do so, we can attract additional deposits by increasing the rates we offer.

      We had $926,000 in outstanding commitments to make loans at June 30, 2002, along with $1,353,000 of unused home equity, commercial and overdraft lines of credit. We anticipate that we will have enough funds to meet our current loan commitments and to fund draws on the lines of credit through the normal turnover of our loan and securities portfolios. At June 30, 2002, we had $21.0 million of time certificates scheduled to mature within one year. We anticipate that we can retain substantially all of those deposits if we need to do so to fund loans and other investments as part of our efforts to grow and leverage our capital.

      We measure liquidity on a monthly basis and want to maintain a liquidity ratio of between 5% and 15%. At June 30,2002, the ratio is 25.8% because we have generated excess funds as our loans have decreased while our deposits have increased, and placed these funds in short term investments. We will continue to monitor this situation and adjust deposit rates, invest funds in longer-term securities or pay off borrowed funds as necessary.

      The OTS has minimum capital ratio requirements applying to the Bank, but there are no comparable minimum capital requirements that apply to us as a savings and loan holding company. At June 30, 2002, the Bank exceeded all regulatory capital requirements of the OTS applicable to it, with Tier I capital of $16.1 million, or 19.5% of average assets and with risk-based capital of $16.6 million, or 37.8% of risk-weighted assets. The Bank also had tangible capital of $16.1 million, or 19.5% of average tangible assets. The Bank was classified as "well capitalized" at June 30, 2002 under OTS regulations. At June 30, 2001, the Bank exceeded all regulatory capital requirements of the OTS applicable to it, with Tier I capital of $15.2 million, or 18.8% of average assets and with risk-based capital of $16.2 million, or 36.5% of risk-weighted assets. The Bank also had tangible capital of $15.2 million, or 18.8% of average tangible assets. The Bank was classified as "well capitalized" at June 30, 2001 under OTS regulations.

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

         Item 6. Exhibits and Reports on Form 8-K

         (a) Exhibits

                99.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

                               Gouverneur Bancorp, Inc.


       Date: August 9, 2002    By: /s/ Richard F. Bennett
                                   -----------------------------------
                                   Richard F. Bennett
                                   President and Chief Executive Officer
                                   (principal executive officer and
                                   officer duly authorized to sign on
                                   behalf of the registrant)

                               By: /s/ Robert J. Twyman
                                   -----------------------------------
                                   Robert J. Twyman
                                   Vice President and Chief Financial Officer
                                   (principal financial officer duly authorized
                                   to sign on behalf of the registrant)