Form 10KSB
period 2002-09-30
GOUVERNEUR BANCORP INC
filed 2002-12-18
CIK 1063942

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2002

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Gouverneur Bancorp, Inc.'s revenues for the fiscal year ended September 30, 2002 were $5,904,642.

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the final closing price of such stock on December 12, 2002, was approximately $7,211,402. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

As of December 12, 2002, there were 2,276,759 issued and outstanding shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part II of Form 10-KSB - Annual Report to Stockholders for the fiscal year ended September 30, 2002.
Part III of Form 10-KSB - Portions of Proxy Statement for 2002 Annual Meeting of Stockholders.

Transitional Small Business Disclosure Format. YES [ ]. NO [ X ].

                                     PART I

Item 1.  Description of Business

General

         Gouverneur Bancorp, Inc. ("We" or the "Company") is a corporation organized under the laws of the United States in March 1999, in connection with the reorganization of its wholly owned subsidiary, Gouverneur Savings and Loan Association (the "Bank"), into a mutual holding company structure. The Company's assets consist primarily of all the outstanding capital stock of the Bank, and cash of $337,000 at September 30, 2002, representing a portion of the net proceeds of the Company's stock offering completed March 23, 1999. The Company's principal business is the ownership of the Bank. At September 30, 2002, Cambray Mutual Holding Company ("Cambray MHC"), the Company's parent mutual holding company, held 1,311,222 shares or 57.6% of the Company's issued and outstanding common stock, and shareholders other than Cambray MHC held 965,537 shares, or 42.4% of the issued and outstanding common stock. The Company is a savings and loan holding company registered with the Office of Thrift Supervision ("OTS") and subject to regulation under federal banking laws and regulations. In this document, references to the Company include the Bank, unless the context denotes otherwise. The terms "Registrant", "we", "our" or similar terms refer to Gouverneur Bancorp, Inc.

         The Company's business consists of gathering deposits from the general public within its market area and investing those deposits primarily in loans, debt obligations issued by the U.S. Government and its agencies, and mortgaged-backed securities. The Company's loans are mainly residential mortgage loans secured by one-to-four family residences with the balance of the portfolio composed of commercial mortgage loans, other consumer loans (mostly automobile loans), and other non-real estate commercial loans. Due primarily to historically low interest rates combined with a highly competitive mortgage market, real estate loans declined by $0.7 million from $43.7 million at September 30, 2001 to $43.0 million at September 30, 2002 as their percentage of total loans rose by 0.74% from 78.02% last year to 78.76% this year. Management has determined that since we are a portfolio lender, making long-term fixed-rate loans in the current interest rate environment could be detrimental to the Bank, and therefore, has decided not to compete with the secondary market lenders. This has resulted in a decrease in our mortgage loan portfolio. Other loans, both consumer and commercial, also decreased by $0.7 million from $12.3 million last year to $11.6 million this year.

         The Company's revenues come principally from interest on loans and securities. The Company's primary sources of funds are deposits, borrowings from the Federal Home Loan Bank of New York ("FHLBNY") and proceeds from principal and interest payments on loans and investment securities. At September 30, 2002, the Company had $85.1 million in assets, $52.8 million in deposits and $17.2 million in total equity, as compared with last year's balances of $82.9 million, $47.7 million and $16.7 million respectively.

         The Company's offices are located at 42 Church Street, Gouverneur, New York 13642. Our telephone number is (315) 287-2600.

Forward-Looking Statements

         When we use words or phrases like "will probably result," "we expect," "will continue," "we anticipate," "estimate," "project," "should cause," or similar expressions in this annual report or in any press releases, public announcements, filings with the Securities and Exchange Commission (the "SEC") or other disclosures, we are making "forward-looking statements" as described in the Private Securities Litigation Reform Act of 1995. In addition, certain information we provide, such as analysis of the adequacy of our allowance for loan losses or an analysis of the interest rate sensitivity of our assets and liabilities, is always based on predictions of the future. From time to time, we may also publish other forward-looking statements about anticipated financial performance, business prospects, and similar matters.

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

Market Area

         The Bank, a community oriented savings and loan association which was chartered in 1892, has been headquartered in the Town and Village of Gouverneur since its formation. Its deposits are insured up to the applicable limits by the Federal Deposit Insurance Corporation ("FDIC"). Through the Bank's two full service branch offices and one lending office, the Company services a primary market area consisting of southern St. Lawrence County and northern Jefferson and Lewis Counties in New York State. Based on the 2000 Census, the Company estimates that the population in this market area is approximately 100,000. The Company's market area is predominately rural with many small towns. The population of the service area works in diverse industries, including manufacturing, agriculture, retail trades, construction, mining, health care, education and government service. The largest private employers in the market area are a mining company and a paper mill. Another mining operation has been closed for about a year and has cost the local economy 100 jobs. A second paper mill within our service area, which closed two years ago, has been purchased and is expected to open soon and employ between 100 and 115 people when it reaches full operation.

         Fort Drum, a major military installation, is located at the southern edge of the Company's primary market area. The market area for our Alexandria Bay and Clayton offices is dominated by tourist related businesses along the St. Lawrence River. The two largest resort hotels are year round businesses, while most others are seasonal and service the expanded spring and summer population. Most of the full-time residents are employed in Watertown, NY, the largest city in the three county area with a population of about 30,000, and the county seat for Jefferson County. The New York State Department of Transportation and Jefferson County offices are both located in Watertown and are major empoloyers. There are several small to medium sized manufacturers, including paper mills. Watertown provides the major retail shopping center for the three counties and also attracts shoppers from Canada who enter the United States via the Thousand Islands Bridge and travel approximately 30 miles to Watertown. The Company estimates that its share of the residential mortgage lending market in its market area is approximately 10% to 15%. We estimate that our share of all bank deposits in our market area is approximately 25%.

         Economic and demographic conditions in the Company's market area may make implementation of the Company's operating strategy more difficult. Per capita income and median home values are below New York State and national levels in our market area. Unemployment in each of the three counties in the Company's market area is higher than statewide and national unemployment rates. A year ago, a mining company located in the Company's market area shut down its facility which adversely affected the local economy. At this time, it is not known if this is a temporary situation caused by market forces in the zinc industry, or whether it will become permanent. Some of its employees have chosen to relocate to mining operations in the mid-west United States due to the uncertainty that exists. A major, ongoing expansion of the Fort Drum facility may improve local economic conditions. However, since Fort Drum is on the edge of our market area the expansion may not benefit the Company. Furthermore, the local population is showing little or no growth, as the 2000 Census showed less than a 1.0% increase in the area since 1990, versus the statewide average of 5.5%. These conditions are believed to extend to communities adjoining the Company's market area as well. In order to grow the Bank by expanding its customer base, in August, 1999, the Company opened a lending office in Alexandria Bay, New York on the St. Lawrence River to pursue lending opportunities in adjoining communities. In August 2002, we closed the existing leased lending office and moved that operation to our newly constructed full service branch office in Alexandria Bay. At the same time, to enhance our presence along the St. Lawrence River, we opened a new lending office in Clayton, New York, approximately ten miles west of Alexandria Bay.

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

Lending Activities

         Loan Portfolio Composition. The Company's loans consist primarily of mortgage loans secured by one-to-four family residences. At September 30, 2002, the Company had total loans of $54.6 million, of which $36.5 million, or 66.8%, were one-to-four family first lien residential mortgage loans. The Company had an additional $1.9 million of home equity loans and home equity lines of credit outstanding, or 3.5% of total loans, secured by subordinate liens on one-to-four family residences. In recent years, the Company had focused on increasing its level of other consumer loans, commercial loans and commercial mortgage loans to expand its business, increase its yields and improve interest rate sensitivity. However, due to reduced demand for other consumer loans, mainly automobile loans, and a change in policy regarding commercial loans, the Company has re-focused its efforts on growing the residential mortgage portfolio. That point has been emphasized as we opened a full service office in Alexandria Bay and a lending office in Clayton. Our increased presence along the St. Lawrence will be used to grow the Bank in the residential mortgage market, including vacation home lending.

         During the past year, new car loan opportunities have been reduced due to the availability of manufacturers' low rate financing programs. In addition, a popular auto lending program we offered with terms similar to leasing has ended. The program stopped because the insurance company, which guaranteed the value of the vehicle at the conclusion of the loan, has discontinued its participation in the program. We are looking to replace that company with another insurer, but we are not currently making those loans. The Company's portfolio of other consumer loans, for the most part auto loans, decreased by $0.3 million from last year's total of $10.7 million to $10.4 million this year, to 19.0% of total loans this year versus 19.2% last year. The Company's ratio of net loans to total assets decreased from 67.3% last year to 63.9% at September 30, 2002.

         The Board has decided not to pursue commercial lending opportunities until such time as a commercial lending officer can be added to the staff due to the additional risks involved in commercial lending. We have had difficulty setting a timetable for filling the position, realizing the challenge of securing a qualified person in our local market area. At September 30, 2002, commercial loans totaled $5.2 million, of which $4.0 million were commercial mortgage loans and $1.2 million were other commercial loans. Commercial loans were down $0.9 million from $6.1 million last year, as commercial mortgages decreased by $0.5 million from $4.5 million and other commercial loans fell by $0.4 million from $1.6 million.

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

                                                                         At September 30,
                              ------------------------------------------------------------------------------------------------------

                                     2002                 2001                 2000                 1999                 1998
                                     ----                 ----                 ----                 ----                 ----
                                         Percent              Percent              Percent              Percent              Percent
                               Amount   of Total    Amount   of Total    Amount   of Total    Amount   of Total    Amount   of Total
                              --------  --------   --------  --------   --------  --------   --------  --------   --------  --------
                                                                      (Dollars in thousands)

Real estate loans:
 Residential - first lien ..  $ 36,459    66.77%   $ 36,997    66.04%   $ 36,640    67.13%   $ 33,320    71.50%   $ 28,834    80.71%
 Home equity ...............     1,934     3.54%      1,153     2.06%        791     1.45%        771     1.65%        835     2.34%
 Construction ..............       662     1.21%      1,073     1.92%        331     0.61%        296     0.64%        124     0.35%
                              --------   ------    --------   ------    --------   ------    --------   ------    --------   ------
  Total Residential mortgage    39,055    71.52%     39,223    70.02%     37,762    69.19%     34,387    73.79%     29,793    83.40%

 Commercial mortgage .......     3,951     7.24%      4,482     8.00%      4,593     8.41%      3,748     8.04%      1,578     4.42%
                              --------   ------    --------   ------    --------   ------    --------   ------    --------   ------

 Total real estate loans ...    43,006    78.76%     43,705    78.02%     42,355    77.60%     38,135    81.83%     31,371    87.82%


Other loans:
 Automobile loans ..........     8,080    14.79%      8,442    15.06%      8,594    15.75%      5,306    11.38%      2,166     6.06%
 Other consumer loans ......     2,270     4.16%      2,304     4.12%      2,448     4.48%      2,456     5.27%      1,707     4.78%
                              --------   ------    --------   ------    --------   ------    --------   ------    --------   ------
  Total consumer other .....    10,350    18.95%     10,746    19.18%     11,042    20.23%      7,762    16.65%      3,873    10.84%

 Commercial other ..........     1,248     2.29%      1,570     2.80%      1,181     2.17%        707     1.52%        477     1.34%
                              --------   ------    --------   ------    --------   ------    --------   ------    --------   ------

Total other loans ..........    11,598    21.24%     12,316    21.98%     12,223    22.40%      8,469    18.17%      4,350    12.18%

Total loans ................    54,604   100.00%     56,021   100.00%     54,578   100.00%     46,604   100.00%     35,721   100.00%
                              --------             --------             --------             --------             --------

 Deferred loan costs (fees),
  net ......................       412                  413                  382                  187                  (30)
 Allowance for loan losses .      (671)                (655)                (663)                (620)                (484)
                              --------             --------             --------             --------             --------

Total loans, net ...........  $ 54,345             $ 55,779             $ 54,297             $ 46,171             $ 35,207
                              ========             ========             ========             ========             ========

                           Residential Mortgage Loans

         Residential - first lien. After reclassifying the balance of residential mortgage loans upward by $1.2 million at September 30, 2001 from $38.0 million to $39.2 million, the portfolio decreased by $0.1 million, or 0.3%, to $39.1 million at September 30, 2002. The reclassification moved $1.2 million of loans from the commercial mortgage loan category to the residential mortgage loan category and lowered the commercial mortgage loan portfolio by $1.2 million at September 30, 2001. These loan balances were corrected in July of this year after it was discovered that the loans were improperly categorized during our banking software conversion in November of 2000. The loan reclassification has not had any effect on the Company's financial condition or results of operations.

         Approximately three-quarters of the Company's residential mortgage loan originations are first lien, fixed-rate mortgage loans with terms up to 25 years, but predominantly from 15 to 20 years. The Company also offers adjustable-rate mortgage loans. The adjustable-rate residential mortgage portfolio was $9.3 million this year end,or 23.8% of the Company's $39.1 million of residential mortgage loans, compared to September 30, 2001 when $6.9 million of the $39.2 million in residential loans were adjustable-rate, or 17.6%. Customer preference has strongly favored fixed-rate mortgage loans and most of the adjustable rate loans have fixed rates for the first five years of the loan term.

         When underwriting residential mortgage loan applications, the Company considers the income and assets of the borrower, the borrower's prior credit history and the value of the collateral offered for the loan. In light of the nature of the local market and competitive considerations, the Company occasionally waives adverse credit information related to the borrower if the loan is generally considered to be sound. The Company believes it has adopted prudent policies and procedures for underwriting and generally experiences a declination rate of approximately 40% on all residential mortgage applications.

         The Company obtains independent appraisals on all residential first mortgage loans and attorneys' opinions of title are required at closing. Current surveys are generally not required because the Company believes that the cost of obtaining a survey in the local market is not justified by the risks involved. In most cases, the Company accepts the attorney's title opinion rather than requiring title insurance on residential mortgage loans. This practice has not resulted in losses. Private mortgage insurance is required on loans with a loan to value ratio in excess of 90% and is usually required on loans with loan to value ratios between 80% and 90% depending upon other circumstances. For the past four years, real estate tax escrows have been required on all mortgage loans. Previously, tax escrows were required only on loans with loan to value ratios in excess of 85%.

         Although fixed-rate mortgage loans may adversely affect the Company's net interest income in periods of rising interest rates, the Company originates such loans to satisfy customer demand. Such loans are generally originated at higher interest rates than those offered on adjustable mortgage loans originated at the same time. Therefore, during periods of level or declining interest rates, they tend to provide higher yields than adjustable loans. Fixed-rate residential mortgage loans originated by the Company generally include due-on-sale clauses permitting the Company to demand payment in full if the borrower sells the property without the Company's consent. Due-on-sale clauses are an important means of adjusting the rates of the Company's fixed-rate mortgage loan portfolio, and the Company has generally exercised its rights under these clauses.

         Adjustable mortgage loans are offered with interest rates that adjust annually based on the one-year treasury bill index, plus 2.75%. Most of these loans have initial five-year periods with a fixed interest rate, after which the rate adjusts annually. Interest rate adjustments are generally limited to 2% per year for one-year adjustable loans. There is normally a lifetime maximum interest rate adjustment, measured from the initial interest rate, of 6%. Credit risks on adjustable rate loans are somewhat greater than on fixed-rate loans primarily because, as interest rates rise, so do borrowers' payments, increasing the potential for default.

         The Company has enrolled in FHLBNY's Mortgage Partnership Funding (MPF) program. This is a secondary market program similar to the Federal Home Loan Mortgage Corporation ("Freddie Mac") and Federal National Mortgage Association ("Fannie Mae") programs. We are under no obligation to sell existing mortgages. However, we do want to position the Company to compete with other lenders in our market area and may use this program to offer longer-term lower rate mortgages.

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

         The maximum loan to value ratio, including prior liens, is 75% for junior mortgage loans. At September 30, 2002, the Company had $1.9 million in outstanding advances on home equity lines of credit, $0.8 million of unused home equity lines of credit and $0.4 million in regular amortizing home equity loans.

         Construction Loans. The Company offers residential single-family construction loans primarily to persons who intend to occupy the property upon completion of construction. The loans automatically convert to regular amortizing loans after construction is complete. Proceeds of the construction loan are advanced in stages as construction is completed. The loans generally provide for a construction period of not more than twelve months during which the borrower pays interest only. In recognition of the risks involved in such loans, the Company carefully monitors construction through regular inspections. At September 30, 2002, the Company had $0.7 million of construction loans. Construction loan levels tend to increase during the summer because of the seasonal nature of residential construction, but even during the summer these loans generally do not represent more than 2% of the Company's loan portfolio. Occasionally, the Company makes construction loans for purposes other than the construction of the borrower's residence when appropriate opportunities arise.

                            Commercial Mortgage Loans

         After reclassifying the September 30, 2001, commercial mortgage loan portfolio downward by $1.2 million from $5.7 million to $4.5 million, the portfolio decreased by $0.5 million, or 11.1%, to $4.0 million at September 30, 2002. The reclassification involved moving $1.2 million of loans from the commercial mortgage loan category to the residential mortgage loan category and thereby increased the residential loan portfolio by $1.2 million at September 30, 2001. The classification of these loans was corrected in July of this year after it was discovered that the loans were improperly categorized during our banking software conversion in November of 2000. The Company has been offering such loans to diversify risk and obtain a higher yield normally associated with this type of loan. However, management has placed a temporary moratorium on commercial lending due to the current low interest rate environment since the margin on prime rate loans is not commensurate with the additional risk involved on these loans and to allow the Bank time to find a suitable commercial loan officer before expanding this portfolio any further.

         The Company offers commercial mortgage loans with loan-to-value ratios up to 70%. The Company offers both fixed and adjustable rate commercial mortgage loans, with 42.1% of the Company's commercial mortgage loan balances maturing after September 30, 2003 having adjustable interest rates.

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

                              Other Consumer Loans

         Automobile Loans. In recent years, the Company has tried to increase its level of automobile loans in order to provide improved yields, increase the interest rate sensitivity of its assets and expand its customer base. Auto loans are originated both through direct contact between the Company and the borrower and through auto dealers who refer the borrowers to the Company. However, the Company underwrites the loans itself and the loan is originated in the name of the Company. The dealer is paid a flat fee for each successful referral.

         The Company offers auto loans for both new and used cars. The loans have fixed rates with maturities of not more than five and a half years. At September 30, 2002, the Company had $8.1 million of auto loans, 3.6% lower than the level one year earlier. The lending programs of automobile manufacturers, in which interest free financing is offered, have negatively impacted our growth in this area. Auto loans are offered in amounts up to 100% of the purchase price of the car. The Company evaluates the credit and repayment ability of the borrower as well as the value of the collateral in determining whether to approve a loan.

         Other Consumer Loans. The Company also makes fixed-rate consumer loans either unsecured or secured by savings accounts or other consumer assets. Consumer loans generally have terms not exceeding five years, but home improvement loans are offered with terms up to twenty years, although most have terms not exceeding ten years. Other consumer loans totaled $2.3 million at September 30, 2002, the same as at September 30, 2001. Other consumer loans generally have higher interest rates than mortgage loans. The shorter terms to maturity are helpful in managing the Company's interest rate risk. Applications for these loans are evaluated based upon the borrower's ability to repay and the value of any collateral.

                             Other Commercial Loans

         The Company offers commercial non-mortgage loans to local businesses for working capital, machinery and equipment purchases, expansion, and other business purposes. These loans generally have higher yields than mortgages loans, and include installment equipment financing with terms that generally do not exceed seven years, short-term working capital loans, and commercial lines of credit with annual reviews. The Company offers fixed and adjustable rate commercial loans, with fixed rates being more prevalent. The Company had $1.2 million of such loans at September 30, 2002, compared to $1.6 million on September 30, 2001, a decrease of 25.0%. As stated earlier, the Company is not marketing such loans to businesses in its market area until such time as a commercial lending officer is added to our staff.

         Applications for these loans are generally evaluated based upon the borrower's ability to repay the loan from ongoing operations. The loans normally present greater risks than mortgage loans because the collateral, if any, is often rapidly depreciable, easier to conceal and of limited value to other companies. Furthermore, changes in economic conditions and other factors outside the control of the Company, and often outside the control of the commercial borrowers, can often have a substantial effect on delinquencies. Therefore, the Company monitors these accounts on an ongoing basis after making the loan to be able to address any credit problems promptly if they occur.

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

         Under federal law and applicable OTS regulations, we may not lend more than 15% of our capital to any one borrower, with additional loans up to 10% of capital being permitted if the additional loans are secured by readily marketable collateral. At September 30, 2002, the Company's largest loan was a commercial mortgage loan located in the Company's market area secured by a mini-market with a balance of $285,000. At year-end, this loan was 60 days past due. A heating contractor had the largest loan relationship with the Company, combining all loans to a single borrower or related group of borrowers, at $305,000, substantially below our regulatory loan limit to one borrower of $2.5 million. At September 30, 2002, all loans for this customer were current and performing in accordance with their terms.

         The Company neither purchases nor sells loans. The Company does not service loans for other lenders and the Company has never purchased loan-servicing rights, however, we may do so in the future.

         The following table shows the contractual maturity of the Company's loan portfolio at September 30, 2002. Loans are shown as due based on their contractual terms to maturity. Adjustable rate loans are shown as maturing when the final loan payment is due without regard to rate adjustments. The table does not show the effects of loan amortization, possible prepayments or enforcement of due-on-sale clauses. Non-performing loans are shown as being due based upon their contractual maturity without regard to acceleration due to default.

                      Residential  Commercial   Consumer   Commercial
                        Mortgage    Mortgage      other       other       Total
                        --------    --------    --------    --------    --------
                                             (In thousands)

Amounts due:
  Within 1 year         $    174    $    196    $    626    $     18    $  1,014
   1 to 2 years              361         110       1,881          19       2,371
   2 to 3 years              452          64       2,433         110       3,059
   3 to 5 years            1,715         764       5,005         920       8,404
  5 to 10 years            9,208       1,533         401         181      11,323
  over 10 years           27,145       1,284           4          --      28,433
                        --------    --------    --------    --------    --------
    Total loans         $ 39,055    $  3,951    $ 10,350    $  1,248    $ 54,604
                        ========    ========    ========    ========    ========



         The following table shows, as of September 30, 2002, the amount of loans due after September 30, 2003, and whether they have fixed interest rates or adjustable interest rates.

                                        Fixed   Adjustable
                                        Rates      Rates      Total
                                      --------   --------   --------
                                              (In thousands)

            Residential mortgage      $ 29,564   $  9,317   $ 38,881
            Commercial mortgage          1,930      1,825      3,755
            Consumer other               9,439        285      9,724
            Commercial other               659        571      1,230
                                      --------   --------   --------
               Total                  $ 41,592   $ 11,998   $ 53,590
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

         If the Company acquires the mortgaged property at foreclosure sale or accepts a voluntary deed in lieu of foreclosure, the acquired property is then classified as foreclosed real estate. At September 30, 2002, the Company had $25,000 of foreclosed real estate, represented by one single-family residence. The Company seeks to dispose of these properties through real estate brokers. Due to adverse local economic conditions in the residential housing market, the disposition of foreclosed real estate can take six months or more. When real estate is acquired in full or partial satisfaction of a loan, it is initially recorded at the fair value less estimated costs to sell at the date of foreclosure, establishing a new cost basis. Write-downs from the unpaid loan balance to fair value at the time of foreclosure are charged to the allowance for loan losses. Subsequent revenue and expenses from operations and changes in the valuation allowance are charged to the expense, foreclosed assets, net. The

Company is permitted to finance sales of foreclosed real estate by "loans to facilitate," which may involve a lower down payment or a longer repayment term or other more favorable features than generally would be granted under the Company's underwriting guidelines. At September 30, 2002, the Company had $581,000 of "loans to facilitate," with one loan of $26,000 not current in accordance with its terms.

         Late notices are sent on all consumer loans when a payment is more than 10 days past due. When an automobile loan becomes 60 days past due, the Company seeks to repossess the collateral. If the default is not cured, then upon repossession the Company sells the automobile as soon as practicable by public notice and auction. The remaining balance of the loan is fully charged off when the loan is 120 days past due. When other types of non-mortgage loans become past due, the Company takes measures to cure defaults through contacts with the borrower and takes appropriate action, depending upon the borrower and the collateral, to obtain repayment of the loan. The Company had four repossessed assets totaling $46,000 at September 30, 2002.

         The following table sets forth the Company's loan delinquencies by type, by amount and by percentage of each loan category at September 30, 2002.

                                                   Loans Delinquent For:
                                                   ---------------------

                           60-89 Days               90 Days or More (1)        Total Delinquent Loans
                           ----------               -------------------        ----------------------

                                       Percent                      Percent                      Percent
                                       of loan                      of loan                      of loan
                    Number    Amount  Category   Number    Amount  Category   Number    Amount  Category
                   -------   -------   ------   -------   -------   ------   -------   -------   ------
                                                  (Dollars in thousands)
Residential mtg          6   $   107    0.27%         9   $   282    0.72%        15   $   389    1.00%
Commercial mtg           1       285    7.21%         1        41    1.04%         2       326    8.25%
Consumer other          16       134    1.29%         4        12    0.12%        20       146    1.41%
Commercial other         1       236   18.91%         1        84    6.73%         2       320   25.64%
                   -------   -------            -------   -------            -------   -------
     Total              24   $   762    1.40%        15   $   419    0.77%        39   $ 1,181    2.16%
                   =======   =======            =======   =======            =======   =======

(1) These loans are included as non-accrual loans in the following schedule.


         During fiscal 2002, the Bank's nonperforming assets increased from $657,000 to $751,000 and the composition of such assets changed to include a higher amount of non-accruing residential mortgage loans, non-accruing and restructured other commercial loans and a lower amount of commercial mortgage loans, other consumer loans and foreclosed assets, net.

         Non-performing loans rose $243,000, mainly as a result of the increase of $234,000 in non-accruing residential mortgages. Five of the nine residential mortgages are currently in foreclosure proceedings as is the one commercial mortgage. The restructured commercial loans are for one borrower and are under the control of bankruptcy court. Management believes that these non-performing loans are adequately secured by collateral. Further, management is not aware of any factors common to these loans, which caused their non-performance or any developments that suggest an upward trend in delinquencies. Accordingly, even though the allowance as a percent of non-performing loans dropped to 98.68% from last year's 149.89%, management has determined that only a modest increase in the loan loss allowance is appropriate at this time. At September 30, 2002, there were no loans other than those included in the table below with regard to which management had information about possible credit problems of the borrower that caused management to seriously doubt the ability of the borrower to comply with present loan repayment terms. The ratio of non-performing assets to total assets was below 1% for the fifth straight year.

         The following table presents information with respect to the Company's non-performing assets (which generally include loans that are delinquent for 90 days or more, restructured loans and foreclosed real estate) at the dates indicated.

                                                             At September 30,
                                                             ----------------

                                               2002      2001      2000      1999      1998
                                              ------    ------    ------    ------    ------
                                                          (Dollars in thousands)
     Non-accrual loans:
       Residential mortgage ...............   $  282    $   48    $  354    $  196    $  259
       Commercial mortgage ................       41        73        --        --        --
       Consumer other .....................       12        63        55        25        --
       Commercial other ...................       84       253        --        --        --
                                              ------    ------    ------    ------    ------
            Total non-accrual loans .......      419       437       409       221       259

     Restructured commercial other ........      261        --        --        --        --
                                              ------    ------    ------    ------    ------
            Total non-performing loans ....      680       437       409       221       259

     Foreclosed real estate ...............       25       182        91       169        51

     Other repossessed assets .............       46        38        20        --        --
                                              ------    ------    ------    ------    ------

            Total non-performing assets ...   $  751    $  657    $  520    $  390    $  310
                                              ======    ======    ======    ======    ======

     Non-performing loans as a percent
     of total loans .......................     1.23%     0.78%     0.75%     0.47%     0.73%

     Non-performing assets as a percent
     of total assets ......................     0.88%     0.79%     0.69%     0.56%     0.52%

     Allowance for loan losses as a percent
     of non-performing loans ..............    98.68%   149.89%   162.10%   280.54%   186.87%

         The Company had no loans more than 90 days delinquent and accruing interest at September 30, 2002, 2001, 2000, 1999 or 1998.

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

         The amount of additional interest income that would have been recorded on non-accrual loans had those loans been performing in accordance with their terms was approximately $22,000 for fiscal 2002, $28,000 for fiscal 2001 and $15,000 for fiscal 2000.

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

         Assets classified as Substandard or Doubtful require the Company to establish prudent valuation allowances. If an asset or portion thereof is classified as Loss, the Company must either establish a specific allowance for loss equal to 100% of the portion of the asset classified Loss or charge off such amount. If the Company does not agree with an examiner's classification of an asset it may appeal this determination. On the basis of management's review of its loans and other assets at September 30, 2002, the Company had $366,000 of assets classified as Substandard, none classified as Doubtful and $50,000 classified as Loss.

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

         The analysis of the adequacy of the allowance is reported to and reviewed by the Board of Directors monthly. Management believes it uses a reasonable and prudent methodology to project losses in the loan portfolio, and hence assess the adequacy of the allowance for loan losses. However, any such assessment is only an informed estimate and future adjustments may be necessary if economic conditions or the Company's actual experience differ substantially from the assumptions upon which the evaluation of the allowance was based. Furthermore, state and federal regulators, in reviewing the Company's loan portfolio as part of a future regulatory examination, may request the Company to increase its allowance for loan losses, thereby negatively affecting the Company's financial condition and earnings at that time. Moreover, future additions to the allowance may be necessary based on changes in economic and real estate market conditions, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of management's control.

         The following table analyzes activity in the Company's allowance for loan losses during the periods indicated. Loans in the consumer other category are primarily automobile loans.

                                                      Year Ended September 30,
                                                      ------------------------
                                            2002      2001      2000      1999      1998
                                           ------    ------    ------    ------    ------
                                                       (Dollars in thousands)

Allowance, beginning of period             $  655    $  663    $  620    $  484    $  403
Provision                                      85        80       158       162       130
Charge-offs:
   Residential mortgage & Home equity          47        26        36        40        87
   Commercial mortgage                         --        --        19        --        --
   Consumer other                              80       103        39        20        47
   Commercial other                            --         6        85        --        --
                                           ------    ------    ------    ------    ------
      Total charge-offs                       127       135       179        60       134
Recoveries:
   Residential mortgage & Home equity           8         6        32        21        66
   Commercial mortgage                         --        --        --        --        --
   Consumer other                              50        40        32        13        19
   Commercial other                            --         1        --        --        --
                                           ------    ------    ------    ------    ------
      Total recoveries                         58        47        64        34        85
                                           ------    ------    ------    ------    ------
Net charge-offs                                69        88       115        26        49

Allowance, end of period                   $  671    $  655    $  663    $  620    $  484
                                           ======    ======    ======    ======    ======

Allowance as a percent of total loans        1.21%     1.17%     1.21%     1.33%     1.35%

Ratio of net charge-offs to average
 loans outstanding                           0.13%     0.16%     0.23%     0.07%     0.14%


         The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.


                                                     At September 30,
                                                     ----------------
                                                 2002                2001
                                                 ----                ----

                                                     Percent             Percent
                                                    of Loans            of Loans
                                                    to Total            to Total
                                           Amount     Loans    Amount     Loans
                                           ------    ------    ------    ------
                                                  (Dollars in thousands)
    Allowance allocated to:
Residential & commercial mortgages         $  294     43.82%   $  317     78.02%
Consumer & commercial other loans             377     56.18%      338     21.98%
                                           ------    ------    ------    ------
   Total allowance                         $  671    100.00%   $  655    100.00%
                                           ======    ======    ======    ======

                                                               At September 30,
                                                               ----------------

                                                 2000                1999                1998
                                                 ----                ----                ----
                                                     Percent             Percent             Percent
                                                    of Loans            of Loans            of Loans
                                                    to Total            to Total            to Total
                                           Amount     Loans    Amount     Loans    Amount     Loans
                                           ------    ------    ------    ------    ------    ------
                                                            (Dollars in thousands)
    Allowance allocated to:
Residential & commercial mortgages         $  363     77.60%   $  481     81.83%   $  394     87.82%
Consumer & commercial other loans             300     22.40%      139     18.17%       90     12.18%
                                           ------    ------    ------    ------    ------    ------
   Total allowance                         $  663    100.00%   $  620    100.00%   $  484    100.00%
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

         The Company believes its procedures regarding the assessment of environmental risk are adequate. As of September 30, 2002, the Company was unaware of any environmental issues with respect to any of its mortgage loans that would subject it to any material liability at this time. Hidden or future environmental contamination could adversely affect the values of properties securing loans in the Company's portfolio.

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

         Investment Securities. The Company's investment securities totaled $24.4 million at September 30, 2002, including $23.1 million classified as available-for-sale and $1.3 million classified as held-to-maturity. The Company invests primarily in debt securities issued by the United States Government and its agencies ($4.1 million at September 30, 2002) and mortgage-backed securities issued or guaranteed by government-sponsored enterprises ($11.1 million at September 30, 2002). The Company has classified all recent purchases of investment securities as available-for-sale in order to maintain flexibility in managing its investments. Investment securities are purchased in order to invest funds that may be needed to make loans in the future, to provide a source of liquidity if the need for funds arises, to manage interest rate sensitivity, and to take advantage of acceptable after-tax yields that are available when purchasing certain tax-exempt municipal securities. The Company purchases only investment grade debt securities and at September 30, 2002, none of its investment securities were in default or otherwise classified.

         The Company invests in mortgage-backed securities to supplement the yields on its loan portfolio and to help satisfy our Qualified Thrift Lender ("QTL") test, as described on page 19 of this report. Substantially all of the mortgage-backed securities were issued, and are insured or guaranteed by "Fannie Mae", "Freddie Mac" or the Government National Mortgage Association ("Ginnie Mae"). At September 30, 2002, the Company's mortgage-backed securities portfolio contained $9.8 million classified as available-for-sale and $1.3 million classified as held-to-maturity.

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

         Equity Securities. At September 30, 2002, the Company had $779,000 in fair market value of corporate equity securities represented by Freddie Mac common stock with a cost of $13,000. In addition, the Company also had at September 30, 2002 a mutual fund investment classified as available-for-sale with a carrying value of $7.7 million. The mutual fund invests substantially all of its assets in mortgage-backed securities which are themselves qualified investments for the Company. Although the mutual fund does not qualify as a liquid asset because the terms to maturity of the underlying mortgage-backed securities are too long, the Company considers it a potential source of liquidity because it can be easily redeemed on a daily basis as and when funds are needed.

         At September 30, 2002, the Company also had $745,000 of stock in the FHLBNY that was necessary for the Company to maintain its membership in the FHLB system. The stock is redeemable at par. The yield on this stock was 4.57% (annualized) for the year ended September 30, 2002.

         The following table sets forth certain information regarding the carrying value of the Company's available for sale and held to maturity portfolios at the dates indicated.

                                                         At September 30,
                                                         ----------------
                                                    2002       2001       2000
                                                  Carrying   Carrying   Carrying
                                                    Value      Value      Value
                                                  --------   --------   --------
                                                          (In thousands)
         Securities Available for Sale:
              U.S. Government and
               federal agency securities          $  4,083   $  3,816   $  4,099
              Mortgage-backed securities             9,827      5,876      4,436
              Municipal securities                      --      1,085      1,975
                                                  --------   --------   --------
                Total debt securities               13,910     10,777     10,510

              Corporate securities                     779        925        837
              Mutual funds and other securities      8,419      7,375         21
                                                  --------   --------   --------
                Total available for sale            23,108     19,077     11,368

         Securities Held to Maturity:
              Mortgage-backed securities             1,284      2,593      4,205
              Other securities                          57         58         58
                                                  --------   --------   --------
                Total held to maturity               1,341      2,651      4,263
                                                  --------   --------   --------
                  Total Securities                $ 24,449   $ 21,728   $ 15,631
                                                  ========   ========   ========

         The table below sets forth certain information regarding the carrying value, weighted average yields and stated maturity of the Company's securities at September 30, 2002. There were no securities (exclusive of obligations of the U.S. Government and federal agencies) issued by any one entity with a total carrying value in excess of 10% of the Company's shareholders' equity at that date.

                                   One year          From one          From five         More than
                                  Or less (1)      to five years     to ten years        ten years      Total securities
                               Carrying    Ave.  Carrying    Ave.  Carrying    Ave.  Carrying    Ave.   Carrying    Ave.   Market
                                 Value    Yield    Value    Yield    Value    Yield    Value    Yield     Value    Yield    Value
                                -------   -----   -------   -----   -------   -----   -------   -----    -------   -----   -------
                                                                      (Dollars in thousands)

U.S. Government securities ..   $   765   4.02%   $ 1,564   3.85%   $ 1,518   6.04%   $   236   (.70)%   $ 4,083   4.43%   $ 4,083
Mortgage-backed securities ..       324   5.59%     1,168   5.59%        --   0.00%     9,619   4.45%     11,111   5.07%    11,122
     Other securities .......     9,255   3.16%        --   0.00%        --   0.00%        --   0.00%      9,255   3.16%     9,255
                                -------           -------           -------           -------            -------           -------
     Total ..................   $10,344   3.30%   $ 2,732   4.59%   $ 1,518   6.04%   $ 9,855   4.86%    $24,449   4.24%   $24,460
                                =======           =======           =======           =======            =======           =======

     (1) Includes equity securities which have no maturity.

     Sources of Funds

         General. The Company's primary source of funds is deposits. The Company has incurred borrowings to fund additional loans and investments, and may do so again in the future. In addition, the Company derives funds for loans and investments from loan and security repayments and prepayments and revenues from operations. Scheduled payments on loans and mortgage-backed and investment securities are a relatively stable source of funds, while savings inflows and outflows and loan and mortgage-backed and investment securities prepayments are significantly influenced by general interest rates and money market conditions. In general, the Company expects that it will continue to offer the same types of deposit products but also expects that it will continue to use FHLBNY advances as a source of funds to maximize the return on the additional capital raised through the sale of the Company's common stock.

         Deposits. The Company offers several types of deposit programs to its customers, including passbook savings accounts, NOW accounts, money market deposit accounts, checking accounts and certificates of deposit. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. The Company's deposits are obtained predominantly from its primary market area. The Company relies primarily on customer service and long-standing relationships with customers to attract and retain these savings deposits; however, market interest rates and rates offered by competing financial institutions significantly affect the Company's ability to attract and retain savings deposits. The Company does not use brokers to obtain deposits and has no brokered deposits. At September 30, 2002, the Company had $52.8 million of deposits.

         We generally price our deposit rates to be competitive with other institutions in our market area. Pricing determinations are made weekly by a committee of officers.

         The following table sets forth the distribution of the Company's deposit accounts at the dates indicated. The interest rates shown for non-time accounts are the rates in effect at September 30, 2002.

                                                              At September 30,
                                                2002                2001                2000
                                                ----                ----                ----
                                                   Percent             Percent             Percent
                                          Amount  of Total    Amount  of Total    Amount  of Total
                                         -------   -------   -------   -------   -------   -------
                                                          (Dollars in thousands)
         Non-time accounts:
           Savings and club accounts
             (2.25-2.5%) .............   $15,821    29.99%   $13,795    28.93%   $14,694    31.40%
           NOW and money market
             accounts (0.99-2.23%) ...     7,141    13.53%     6,964    14.61%     6,618    14.14%
           Demand accounts ...........       779     1.48%       738     1.55%       621     1.33%
                                         -------   ------    -------   ------    -------   ------
           Total non-time accounts ...    23,741    45.00%    21,497    45.09%    21,933    46.87%

         Time accounts:
         2.00 - 2.99% ................    13,383    25.36%        --     0.00%        --     0.00%
         3.00 - 3.99% ................     7,780    14.75%     1,818     3.81%        --     0.00%
         4.00 - 4.99% ................     6,022    11.41%     9,070    19.02%     1,703     3.64%
         5.00 - 5.99% ................     1,705     3.23%     3,705     7.77%    11,748    25.10%
         6.00 - 6.99% ................        85     0.16%     8,059    16.90%     7,071    15.11%
         7.00 - 7.99% ................        45     0.09%     3,534     7.41%     4,345     9.28%
                                         -------   ------    -------   ------    -------   ------
         Total time accounts .........    29,020    55.00%    26,186    54.91%    24,867    53.13%
                                         -------   ------    -------   ------    -------   ------

         Total deposits ..............   $52,761   100.00%   $47,683   100.00%   $46,800   100.00%

         At September 30, 2002, the Company had $4.5 million in certificates of deposit with balances of $100,000 or more ("jumbo deposits"), representing 8.52% of all deposits.

         The following table sets forth the amount of certificates of deposit in denominations of $100,000 at September 30, 2002, and the remaining period to maturity of such deposits.

                            Amount Due (in thousands)
                            -------------------------
                     In More Than   In More Than
       In 3 Months    3 up to 6      6 up to 12    In More Than
         or Less        Months         Months       12 Months      Total
         -------       -------        -------        -------       -------
         $ 1,350       $   903        $   776        $ 1,433       $ 4,462


         Borrowings. During fiscal 2002, the Company used an increase in deposits to repay $3.0 million in borrowings that came due. No new borrowings were incurred in the 2002 fiscal year. All outstanding advances are from the FHLBNY and generally have terms of one to ten years with the entire principal balance repayable at the earlier of call date or maturity. The average balance of FHLBNY outstanding loans payable during 2002 was $15.4 million and the weighted average cost was 4.63%. The highest balance outstanding during the year was $16.4 million and the balance at September 30, 2002 was $13.4 million. In 2001, the average balance of loans payable to FHLBNY was $14.6 million at a weighted average cost of 5.32%. The highest outstanding balance during the 2001 fiscal year and the balance at September 30, 2001 was $16.4.

Subsidiary Activities

         The Company is permitted to own subsidiaries for certain limited purposes, as permitted under OTS regulations. The Company has no subsidiaries except for the Bank.

Personnel

         At September 30, 2002, the Company had twenty-nine full-time and two part-time employees as compared to twenty-two full-time and two part-time on September 30, 2001. A collective bargaining unit does not represent employees, and the Company considers its relationship with its employees to be good.

Regulation

General

         The Bank is a federal savings association subject to extensive regulation, examination, and supervision by the OTS, as its primary federal regulator and by the FDIC, as its deposit insurer. The Bank's deposit accounts are insured up to applicable limits by the Savings Association Insurance Fund of the FDIC, and the Bank is a member of the FHLBNY . The OTS regulates the Company and Cambray MHC as savings and loan holding companies. The following discussion is not, and does not purport to be, a complete description of the laws and regulations applicable to the Company and the Bank. Any change in such laws or regulations by the OTS, the FDIC or Congress could materially adversely affect the Company and the Bank.

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

         Loans to One Borrower. Under the HOLA, federal savings associations are subject to the limits applicable to national banks on loans to a single borrower or a related group of borrowers. The Bank generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. Up to an additional 10% of unimpaired capital and surplus can be lent if the additional amount is fully secured by readily marketable collateral. At September 30, 2002, the Bank's regulatory limit on loans to one borrower was in excess of $2.5 million. At that date, the Bank's largest aggregate loans to one borrower was $305,000.

         QTL Test. The HOLA requires the Bank to meet a "QTL" test. Under the QTL test the Bank must maintain at least 65% of its assets, after certain adjustments, in various types of loans made for residential and housing purposes, related investments, education, small business and credit card loans, and consumer loans and certain other loans and investments. The Bank satisfies the QTL test and the Bank anticipates that it will continue to satisfy the test in the future. If the Bank fails to satisfy the QTL test it will have to either restrict its activities or convert to a commercial bank charter.

         Capital Requirements. OTS regulations require that the Bank maintain tangible capital equal to 1.5% of total assets as adjusted under the OTS regulations, core capital equal to 3% of such adjusted total assets and total capital (core capital plus supplementary capital) equal to 8% of risk-weighted assets. The Bank's capital ratios at September 30, 2002 all substantially exceeded OTS minimum capital requirements, and those requirements do not now have a material effect on the Bank.

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

         Federal Home Loan Bank System. The Bank is a member of the FHLBNY and uses it as a source for borrowing funds. The Company must own stock in the FHLBNY at least equal to the greater of 1% of the principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year or 5% of its advances from the FHLBNY . At September 30, 2002, we had $745,000 of capital stock of the FHLBNY , which satisfied this requirement and we had FHLBNY borrowings totaling $13.4 million.

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

         Waivers of dividends by the Mutual Holding Company. Cambray MHC owns 57.6% of the stock of the Company. If Cambray MHC decides to waive its share of any dividend that the Bank is paying to its stockholders, Cambray MHC must notify the OTS. The OTS reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to any such waiver if: (i) the mutual holding company board of directors determines that such waiver is consistent with such directors' fiduciary duties to the mutual holding company's members, (ii) for as long as the savings association subsidiary is controlled by the mutual holding company, the dollar amount of dividends waived by the mutual holding company are considered as a restriction to the retained earnings of the savings association, which restriction, if material, is disclosed in the public financial statements of the savings association as a note to the financial statements; (iii) the amount of any dividend waived by the mutual holding company is available for declaration as a dividend solely to the mutual holding company, and, in accordance with SFAS 5, where the savings association determines that the payment of such dividend to the mutual holding company is probable, an appropriate dollar amount is recorded as a liability. Cambray MHC has elected to waive the dividends totaling $406,479 as of September 30, 2002.

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

         Federal Securities Law

         The common stock of the Company is registered with the SEC under the Securities Exchange Act of 1934 (the "Exchange Act"). The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Exchange Act.

         Sarbanes-Oxley Act of 2002

         On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") The Sarbanes-Oxley Act represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting. Specifically, the Sarbanes-Oxley Act: (i) creates a new federal accounting oversight body; (ii) revamps auditor independence rules; (iii) enacts new corporate responsibility and governance measures; (iv) enhances disclosures by public companies, their directors and executive officers; (v) strengthens the powers and resources of the SEC; and
(vi) imposes new criminal and civil penalties for securities fraud and related wrongful conduct. The Sarbanes-Oxley Act is applicable to all companies with equity or debt securities registered under the Securities Exchange Act of 1934. Many of the provisions became effective immediately while other provisions are subject to rulemaking by the SEC. The SEC has adopted some new regulations in final form and has proposed others. Although we anticipate that we will incur additional expense in complying with the provisions of the Sarbanes-Oxley Act and the resulting regulations, management does not expect that such compliance will have a material impact on our financial condition or results of operations.

Item 2.  Description of Properties

         The Company conducts its business through its headquarters at 42 Church Street and an adjacent building at 26 John Street in the Town and Village of Gouverneur and a full service branch office in the Town of Alexandria. The net book value of these three premises is $1,291,000. As the Bank continues to grow, it may be necessary to add both production and support personnel. Therefore, the Board of Directors of the Bank continues to explore possibilities for the expansion of our headquarters. The Company currently operates a loan production office out of rented space in Clayton, New York. The book value of the premises is zero. The Company entered into an agreement to sell approximately 1.6 acres adjacent to the new branch building in Alexandria Bay for $250,000 to a developer to build an 11,000 square foot drug store building.

Item 3.  Legal Proceedings

         The Bank is involved as plaintiff or defendant in various legal actions arising in the normal course of its business. While the ultimate outcome of these proceedings cannot be predicted with certainty, it is the opinion of management, after consultation with counsel representing the Bank in the proceedings, that the resolution of these proceedings should not have a material effect on the Bank's or the Registrant's results of operations and financial condition. The Registrant is not a party to any litigation.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended September 30, 2002.


                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         Information contained under the caption "Common Stock" in the 2002 Annual Report to Stockholders included as Exhibit 13 hereto is herein incorporated by this reference.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Information contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2002 Annual Report to Stockholders included as Exhibit 13 hereto is herein incorporated by this reference.

Item 7.  Financial Statements

         The following information appearing in the 2002 Annual Report to Stockholders included as Exhibit 13 hereto is herein incorporated by this reference.

         Independent Auditor's Report
         Consolidated Statements of Financial Condition as of September 30, 2002 and 2001.
         Consolidated Statements of Income for the Years Ended September 30, 2002 and 2001.
         Consolidated Statements of Changes in Shareholders' Equity for the Years Ended September 30, 2002 and 2001.
         Consolidated Statements of Cash Flows for the Years Ended September 30, 2002 and 2001.
         Notes to Consolidated Financial Statements


         With the exception of the information expressly incorporated herein by reference, the Company's Annual Report to Stockholders for the year ended September 30, 2002, is not deemed filed as part of this Annual Report on Form 10-KSB.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure: None


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors

         Information contained under the caption "The Election of Directors (introduction);" "The Election of Directors - The Board of Directors and Nominees;" "The Election of Directors - Nominees;" "The Election of Directors - Continuing Directors;" and "The Election of Directors - Meetings of the Board of Directors and Certain Committees" in the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on February 18, 2003, to be filed with the Commission within 120 days after the end of the fiscal year covered by this report is incorporated herein by this reference.

Executive Officers

         Information contained under the caption "The Election of Directors - Continuing Directors - Richard F. Bennett;" and "The Election of Directors - Executive Officers Who Are Not Directors" in the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on February 18, 2003, to be filed with the Commission within 120 days after the end of the fiscal year covered by this report, is incorporated herein by this reference.

Compliance with Section 16(a)

         To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended September 30, 2002, all
Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners were complied with.

Item 10. Executive Compensation

         Information contained under the caption "Compensation" in the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on February 18, 2003, to be filed with the Commission within 120 days after the end of the fiscal year covered by this report, is incorporated herein by this reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

         Information contained under the caption "Principal Owners of Our Common Stock" in the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on February 18, 2003, to be filed with the Commission within 120 days after the end of the fiscal year covered by this report is incorporated herein by this reference.

Item 12. Certain Relationships and Related Transactions

         Information contained under the caption "Compensation - Transactions With Directors and Officers" in the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on February 18, 2003, to be filed with the Commission within 120 days after the end of the fiscal year covered by this report, is incorporated herein by this reference.

Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) Exhibits

         See Index to Exhibits.

(b) Reports on Form 8-K

         The Company filed no reports on Form 8-K during the quarter ended September 30, 2002.

Item 14. Control and Procedures

         (a) Evaluation of Disclosure Controls and Procedures. The term "disclosure controls and procedures" is defined in Rule 13a - 14(c) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days before the filing of this annual report, and they have concluded that as of that date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

         (b) Changes in Internal Controls. There were no significant changes to our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of their evaluation by our Chief Executive Officer and our Chief Financial Officer, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                       Gouverneur Bancorp, Inc.

Date: December 18, 2002                By: /s/ RICHARD F. BENNETT
                                           -------------------------------------
                                           Richard F. Bennett, President
                                           (Duly authorized representative)

In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:

December 18, 2002                      /s/ FRANK LANGEVIN
                                       -----------------------------------------
                                       Frank Langevin, Chairman of the Board

December 18, 2002                      /s/ RICHARD F. BENNETT
                                       -----------------------------------------
                                       Richard F. Bennett, President, Chief
                                       Executive Officer and Director

December 18, 2002                      /s/ ROBERT TWYMAN
                                       -----------------------------------------
                                       Robert Twyman, Vice President and Chief
                                       Financial Officer Principal financial and
                                       accounting officer

December 18, 2002                      /s/ CHARLES VANVLEET
                                       -----------------------------------------
                                       Charles VanVleet, Vice President and
                                       Secretary

December 18, 2002                      /s/ RICHARD JONES
                                       -----------------------------------------
                                       Richard Jones, Director

December 18, 2002                      /s/ ROBERT LEADER
                                       -----------------------------------------
                                       Robert Leader, Director

December 18, 2002                      /s/ TIMOTHY MONROE
                                       -----------------------------------------
                                       Timothy Monroe, Director

December 18, 2002                      /s/ JOSEPH PISTOLESI
                                       -----------------------------------------
                                       Joseph Pistolesi, Director

December 18, 2002                      /s/ LARRY STRAW
                                       -----------------------------------------
                                       Larry Straw, Director

                                  Certification

I, Richard F. Bennett, Chief Executive Officer of the Company, certify that:

1. I have reviewed this annual report on Form 10-KSB of Gouverneur Bancorp, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


DATE: December 18, 2002

/s/ RICHARD F. BENNETT
-----------------------
RICHARD F. BENNETT
CHIEF EXECUTIVE OFFICER

                                  Certification

I, Robert J. Twyman, Chief Financial Officer of the Company, certify that:

1. I have reviewed this annual report on Form 10-KSB of Gouverneur Bancorp, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


DATE: December 18, 2002

/s/ ROBERT J. TWYMAN
-----------------------
ROBERT J. TWYMAN
CHIEF FINANCIAL OFFICER

INDEX TO EXHIBITS

                                                                Reference to
                                                                Previous Filing,
         Exhibit Number    Document                             If applicable.
         --------------    --------                             -------------

         3(1)              Certificate of Incorporation               **

         3(11)             Bylaws                                     **

         4                 Form of Stock Certificate                  *

         10.1              Employee Stock Ownership Plan              *

         10.2              Stock Option Plan                          ***

         10.3              Management Recognition Plan                ***

         13                2002 Annual Report to Stockholders

         21                Subsidiaries of Registrant

         99.1              Certification of Chief Executive
                           Officer Pursuant to 18 U.S.C.
                           Section 1350, as adopted pursuant to
                           Section 906 of the Sarbanes-Oxley
                           Act of 2002

         99.2              Certification of Chief Financial
                           Officer Pursuant to 18 U.S.C.
                           Section 1350, as adopted pursuant to
                           Section 906 of the Sarbanes-Oxley
                           Act of 2002


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