Form 10QSB
period 2002-12-31
GOUVERNEUR BANCORP INC
filed 2003-02-11
CIK 1063942

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______________ to ___________________

                        Commission file number 001-14910

                            GOUVERNEUR BANCORP, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

               United States                             04-3429966
      -------------------------------                 ----------------
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

                                Yes [X]   No [ ]

                                                     Outstanding at
               Class                                 December 31, 2002
    -----------------------------                    -----------------
    Common Stock, par value $ .01                        2,277,884

Transitional Small Business Disclosure Format (check one):

                                Yes [ ]   No [X]

                            GOUVERNEUR BANCORP, INC.
                                   FORM 10-QSB
                                TABLE OF CONTENTS

PART 1 - FINANCIAL INFORMATION                                              Page
------------------------------                                              ----

Item 1.  Financial Statements - Unaudited

         Consolidated Statements of Financial Condition at December 31,
         2002 and at September 30, 2002                                       4

         Consolidated Statements of Income for the three months ended
         December 31, 2002 and 2001                                           5

         Consolidated Statements of Changes in Shareholders' Equity for
         three months ended December 31, 2002 and 2001                        6

         Consolidated Statements of Cash Flows for the three months
         ended December 31, 2002 and 2001                                     8

         Notes to Consolidated Financial Statements                           9

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.                                          10

Item 3.  Controls and Procedures                                             17

PART II - OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings                                                   18

Item 6.  Exhibits and Reports on Form 8-K                                    18

                         PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

         The financial statements presented in this Form 10-QSB, beginning on the following page, reflect the consolidated financial condition and results of operations of the Company and its subsidiary, Gouverneur Savings and Loan Association (the "Bank"), operating in a mutual holding company structure since the Bank's reorganization on March 23, 1999.

                     GOUVERNEUR BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                  (In thousands, except share data) (Unaudited)

                                                                      December 31,   September 30
                                                                          2002           2002
                                                                      -----------    -----------
Assets:
Cash and due from banks                                               $     1,715    $     1,481
Interest-bearing deposits in bank                                           1,401          1,566
                                                                      -----------    -----------
                           Total cash and cash equivalents                  3,116          3,047

Securities available-for-sale                                              23,460         23,108
Securities held-to-maturity (fair value of $1,087 at December 31,
   2002 and $1,352 at September 30, 2002)                                   1,076          1,341
Loans, net of deferred fees                                                56,301         55,016
Less allowance for loan losses                                               (672)          (671)
                                                                      -----------    -----------
                         Loans, net                                        55,629         54,345

Accrued interest receivable                                                   403            404
Federal Home Loan Bank stock, at cost                                         670            745
Premises and equipment, net                                                 1,830          1,848
Other assets                                                                  283            220
                                                                      -----------    -----------
                         Total assets                                 $    86,467    $    85,058
                                                                      ===========    ===========

Liabilities:
Deposits: Non interest-bearing demand                                 $       607    $       779
          NOW and money market                                              7,323          7,141
          Savings                                                          16,640         15,821
          Time                                                             29,394         29,020
                                                                      -----------    -----------
                         Total deposits                                    53,964         52,761
                                                                      -----------    -----------

Securities sold under agreements to repurchase                              6,900          6,900
Advances form Federal Home Loan Bank of New York                            6,500          6,500
Other liabilities                                                           1,684          1,669
                                                                      -----------    -----------
                         Total liabilities                                 69,048         67,830
                                                                      -----------    -----------

Shareholders' Equity:
   Preferred stock, $.01 par value, 1,000,000 shares
     authorized; none issued                                                   --             --
   Common stock, $.01 par value, 9,000,000 shares
     authorized; 2,384,040 shares issued                                       24             24
   Additional paid-in capital                                               4,578          4,570
   Retained earnings                                                       13,123         13,025
   Accumulated other comprehensive income                                     602            537
   Unearned common stock held by MRP                                          (68)           (73)
   Unallocated common stock held by ESOP                                     (303)          (312)
   Treasury Stock, at cost, 106,156 shares at December 31, 2002
     and 107,281 at September 30, 2002                                       (537)          (543)
                                                                      -----------    -----------
                         Total shareholders' equity                        17,419         17,228
                                                                      -----------    -----------
                         Total liabilities and shareholders' equity   $    86,467    $    85,058
                                                                      ===========    ===========

See accompanying notes to the consolidated financial statements.

                     GOUVERNEUR BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                (In thousands, except per share data) (Unaudited)

                                                                    Three Months Ended
                                                                       December 31,
                                                                 -----------------------
                                                                    2002         2001
                                                                 ----------   ----------
Interest income:
----------------
     Loans                                                       $    1,087   $    1,171
     Securities                                                         227          258
     Other short-term investments                                         7            7
                                                                 ----------   ----------
           Total interest income                                      1,321        1,436

Interest expense:
-----------------
     Deposits                                                           364          469
     Borrowings - short-term                                             15           33
     Borrowings - long-term                                             146          161
                                                                 ----------   ----------
           Total interest expense                                       525          663
                                                                 ----------   ----------

           Net interest income                                          796          773

Provision for loan losses                                                40           25
                                                                 ----------   ----------
           Net interest income after provision for loan losses          756          748

Non-interest income
-------------------
     Service charges                                                     34           24
     Realized gains on sales of securities                                6           --
     Other                                                               23           32
                                                                 ----------   ----------
           Total non-interest income                                     63           56

Non-interest expenses
---------------------
     Salaries and employee benefits                                     314          249
     Directors fees                                                      23            1
     Occupancy and Equipment                                             88           60
     Data processing                                                     31           29
     Postage and supplies                                                27           25
     Professional fees                                                   43           39
     Foreclosed assets, net                                              20           11
     Other                                                              116           71
                                                                 ----------   ----------
           Total non-interest expenses                                  662          485
                                                                 ----------   ----------

           Income before income tax expense                             157          319

Income tax expense                                                       59          126
                                                                 ----------   ----------
           Net income                                            $       98   $      193
                                                                 ==========   ==========

Earnings per common share - basic (Note 3)                       $     0.04   $     0.09
Earnings per common share - diluted (Note 3)                     $     0.04   $     0.09

See accompanying notes to the consolidated financial statements.

                     GOUVERNEUR BANCORP, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                      Three months ended December 31, 2002
                  (In thousands, except share data) (Unaudited)

                                                                      Accumulated    Unearned    Unallocated
                                                Additional               Other     common stock    common
                                     Common      Paid In    Retained Comprehensive   held by    stock held by  Treasury
                                     Stock       Capital    Earnings     Income        MRP          ESOP         Stock        Total
                                    ---------   ---------   ---------   ---------   ---------    ---------    ---------    ---------
Balance at
September 30, 2002                  $      24   $   4,570   $  13,025   $     537   $     (73)   $    (312)   $    (543)   $  17,228

Comprehensive Income:
  Net Income                                                       98                                                             98

  Change in net unrealized gain on
    securities available for sale,
    net of taxes                                                               65                                                 65
                                                                                                                           ---------

   Total comprehensive income                                                                                                    163
                                                                                                                           ---------

Allocation of ESOP shares
  (1,841 shares)                                        8                                                9                        17

Amortization of MRP                                                                         5                                      5

Exercise of stock options
  (1,125 shares)                                                                                                      6            6
                                    ---------   ---------   ---------   ---------   ---------    ---------    ---------    ---------

Balance at December 31, 2002        $      24   $   4,578   $  13,123   $     602   $     (68)   $    (303)   $    (537)   $  17,419
                                    =========   =========   =========   =========   =========    =========    =========    =========

                     GOUVERNEUR BANCORP, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                      Three months ended December 31, 2001
                  (In thousands, except share data) (Unaudited)

                                                                      Accumulated    Unearned    Unallocated
                                                Additional               Other     common stock    common
                                     Common      Paid In    Retained Comprehensive   held by    stock held by Treasury
                                     Stock       Capital    Earnings     Income        MRP          ESOP        Stock        Total
                                    ---------   ---------   ---------   ---------   ---------    ---------    ---------   ---------
Balance at
September 30, 2001                  $      24   $   4,540   $  12,463   $     610   $     (89)   $    (349)   $    (543)  $  16,656

Comprehensive Income:
  Net Income                                                      193                                                           193

  Change in net unrealized gain on
    securities available for sale,
    net of taxes                                                              (30)                                              (30)
                                                                                                                          ---------

   Total comprehensive income                                                                                                   163
                                                                                                                          ---------

Allocation of ESOP shares
   (1,709 shares)                                       5                                                9                       14

Amortization of MRP                                                                         3                                     3
                                    ---------   ---------   ---------   ---------   ---------    ---------    ---------   ---------

Balance at December 31, 2001        $      24   $   4,545   $  12,656   $     580   $     (86)   $     340    $    (543)  $  16,836
                                    =========   =========   =========   =========   =========    =========    =========   =========

                     GOUVERNEUR BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands) (Unaudited)


                                                                               Three Months Ended
                                                                                  December 31,
                                                                           --------------------------
                                                                              2002           2001
                                                                           -----------    -----------
 Cash flows from operating activities:
   Net Income                                                              $        98    $       193

   Adjustments to reconcile net income to net cash provided by operating activities:
            Depreciation                                                            37             20
            Provision for loan losses                                               40             25
            Net gains on sales of securities                                        (6)            --
            Net amortization of securities                                          27             27
            Allocated and earned shares of ESOP and  MRP                            22             17
            Decrease in accrued interest receivable                                  1             81
            Decrease in other assets                                               111            109
            Decrease in other liabilities                                          (29)          (468)
                                                                           -----------    -----------
                    Net cash provided by operating activities                      301              4
                                                                           -----------    -----------

Cash flows from investing activities:
   Net increase in loans                                                        (1,498)           (46)
   Proceeds from sales of securities AFS                                           507             --
   Proceeds from maturities and principal reductions AFS                           962          2,206
   Purchases of securities AFS                                                  (1,732)        (3,476)
   Proceeds from maturities and principal reductions HTM                           264            256
   Additions to premises and equipment                                             (19)           (53)
   Redemption of Federal Home Loan Bank stock                                       75             --
                                                                           -----------    -----------
                    Net cash used in investing activities                       (1,441)        (1,113)
                                                                           -----------    -----------

Cash flows from financing activities:
   Net increase in deposits                                                      1,203            832
   Exercise of stock options                                                         6             --
                                                                           -----------    -----------
                     Net cash provided by financing activities                   1,209            832
                                                                           -----------    -----------

Net increase (decrease) in cash and cash equivalents                                69           (277)
Cash and cash equivalents at beginning of period                                 3,047          2,852
                                                                           -----------    -----------

Cash and cash equivalents at end of period                                 $     3,116    $     2,575
                                                                           ===========    ===========



Non-cash investing activities:
   Additions to foreclosed assets                                          $       174    $        59
Cash paid during the period for:
   Interest                                                                        525            707
   Income taxes                                                                     18             12

See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.       Business
         --------

         Gouverneur Bancorp, Inc. (the Company) operates as a savings and loan holding company. Its only subsidiary is the Bank. The consolidated financial statements include the accounts of the Company and the Bank. All material intercompany accounts and transactions have been eliminated in this consolidation.

         Cambray Mutual Holding Company ("Cambray MHC"), the Company's parent mutual holding company, held 1,311,222 shares or 57.6% of the Company's issued and outstanding common stock, and shareholders other than Cambray MHC held 966,662 shares or 42.4% of such stock at December 31, 2002.

2.       Basis of Presentation
         ---------------------

         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments consisting of only normal recurring adjustments or accruals which are necessary for a fair presentation of the consolidated financial statements have been made at and for the three months ended December 31, 2002 and 2001. The results of operations for the three month period ended December 31, 2002 are not necessarily indicative of the results which may be expected for an entire fiscal year or other interim periods.

3.       Earnings Per Common Share
         -------------------------

         Basic earnings per share is calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period. Unallocated shares held by the Company's ESOP are not included in the weighted average number of shares outstanding. Unearned shares held by the Company's MRP are not included in the weighted average number of shares outstanding. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.

         Basic and diluted earnings per common share were computed as follows:
                         (In thousands, except per share data)

                                                                Three Months Ended
                                                                    December 31,
                                                              -----------------------
         Basic earnings per common share:                        2002         2001
                                                              ----------   ----------
         Net income                                           $       98   $      193
         Weighted average common shares outstanding                2,199        2,185
         Basic earnings per common share                      $     0.04   $     0.09

         Diluted earnings per common share:
         Net income                                           $       98   $      193
         Weighted average common shares outstanding                2,199        2,185
         Additional potentially dilutive securities
            (equivalent in common stock)
                    Common Stock options                              30           25
                                                              ----------   ----------
         Diluted weighted average common shares outstanding        2,229        2,210
         Diluted earnings per common share                    $     0.04   $     0.09

4.       Impact of New Accounting Standards
         ----------------------------------

         In July 2002, the Financial Accounting Standards Board ("FASB") issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which nullifies EITF Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement delays recognition of these costs until liabilities are incurred, rather than at the date of commitment to the plan, and requires fair value measurement. It does not impact the recognition of liabilities incurred in connection with a business combination or the disposal of long-lived assets. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, and are not expected to have a significant impact on the Company's financial condition or results of operations.

         In October 2002, the FASB issued Statement No. 147, "Acquisitions of Certain Financial Institutions." This statement provides guidance on accounting for the acquisition of a financial institution, including the acquisition of part of a financial institution. The statement defines criteria for determining whether the acquired financial institution meets the conditions for a "business combination". If the acquisition meets the conditions for a "business combination", the specialized accounting guidance under Statement No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions" will not apply after September 30, 2002 and the amount of any identifiable intangible asset will be reclassified to goodwill upon adoption of Statement No.
         147. The transition provisions were effective on October 1, 2002 and did not have any impact on the Company's financial condition or results of operations.

5.       Retained Earnings
         -----------------

         Cambray MHC has waived receipt of past dividends of the Company. The dividends are considered as restrictions in the retained earnings of the Company. As of December 31, 2002, the aggregate retained earnings restricted for cash dividends waived was $406,480.

6.       Reclassification of prior year income and expense
         -------------------------------------------------

         Certain items in the 2001 financial statements have been reclassified to conform to the 2002 financial statement presentation format. These reclassifications had no effect on net income.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Gouverneur Bancorp, Inc. ("We" or the "Company") is a corporation organized under the laws of the United States in March 1999, in connection with the reorganization of its wholly owned subsidiary, Gouverneur Savings and Loan Association (the "Bank"), into a mutual holding company structure. The Company's assets consist primarily of all the outstanding capital stock of the Bank and cash of $390,000 at December 31, 2002. The Company's principal business is the ownership of the Bank. The Company is a savings and loan holding company registered with the Office of Thrift Supervision ("OTS") and subject to regulation under federal banking laws and regulations. In this document, references to the Company include the Bank, unless the context denotes otherwise. The terms "Registrant", "we", "our" or similar terms refer to Gouverneur Bancorp, Inc.

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

Critical Accounting Policies
----------------------------

Note 2 to the consolidated financial statements of the Company (included in item 7 of the Annual Report on Form 10-KSB of the Company for the year ended September 30, 2002 lists significant accounting policies used in the development and presentation if its financial statements. This discussion and analysis, the significant accounting policies, and other financial statement disclosures identify and address key variables and other qualitative and quantitative factors that are necessary for an understanding and evaluation of the Company's results of operations.

The most significant estimate in the preparation of the Company's financial statements is for the allowance for loan losses and the related provision for loan losses. Please refer to the discussion of this calculation under "Comparison of Financial Condition" below.


Comparison of Financial Condition at December 31, 2002 and September 30, 2002.

         During the three months from September 30, 2002 through December 31, 2002, total assets increased $1.4 million, or 1.6% from $85.1 million to $86.5 million. Net loans increased by $1.3 million, or 2.4% from $54.3 million to $55.6 million. This increase was the result of an increase of $1.5 million in residential real estate loans combined with decreases of $0.1 million in other commercial loans and $0.1 million in other consumer loans. Since we have decided not to originate new commercial loans until we hire a commercial loan officer, we expect that our commercial loan balance will continue to decrease. The decline in other consumer loans was the result of a decrease in automobile loans by $0.3 million being partially offset by an increase of $0.2 million in passbook loans. Loan demand is traditionally weak in the winter season. Special low and no rate financing arrangements offered by automobile manufacturers have also decreased demand for the Bank's automobile loans. The local economy continues to struggle following the shutdown of a local mining operation last year, which caused the loss of more than 100 jobs. That operation is currently for sale.

         Our borrowed funds from FHLB of New York, consisting of advances and securities repurchase obligations, were $13.4 million on December 31, 2002 and September 30, 2002. We experienced an increase in deposits of approximately $1.2 million, or 2.3% during the quarter as deposits rose from $52.8 million to $54.0 million. The growth consisted of increases of $0.2 million, $0.8 million and $0.4 million in NOW and money market accounts, passbook and statements savings accounts and in time deposits, respectively, offset in part by a decrease in demand deposit account balances of $0.2 million.

         Our shareholders' equity rose by $191,000 during the quarter as net income of $98,000, combined with increases of $22,000 in share allocation in the Employee Stock Ownership Plan (ESOP) and amortization in the Management Recognition Plan (MRP), $65,000 in the fair value (net of taxes) of our available-for-sale securities portfolio and the issuance of $6,000 in treasury stock. Treasury stock was used to supply the 1,125 shares needed when one director exercised some of his vested stock options.

         At December 31, 2002, non-performing assets were 1.27% of total assets, up from 0.88% at September 30, 2002. Non-performing loans increased from 1.23% of total loans to 1.96% over the same period. A summary of the Company's non-performing assets and related ratios follows:

               Non-performing assets            December 31,   September 30,
                                                    2002           2002
                                                -----------    -----------
               Non-accrual loans
               -----------------
               Residential mortgages
                   and home equity loans        $       272    $       282
               Commercial mortgages                     410             41
               Consumer other                            54             12
               Commercial other                         175             84
                                                -----------    -----------
                   Total non-accrual loans              911            419

               Restructured commercial other             25            261
                                                -----------    -----------
                   Total non-performing loans           936            680

               Foreclosed real estate                   161             25
               Other repossessed assets                  --             46
                                                -----------    -----------
                 Total non-performing assets    $     1,097    $       751
                                                ===========    ===========

               Non-performing loans to
                    total loans                        1.96%          1.23%

               Non-performing assets to
                    total assets                       1.27%          0.88%

         Four of the eight non-accrual residential mortgages are currently in foreclosure proceedings.

         Two commercial mortgages became non-accrual during the quarter. One in the amount of $83,000 is a farm mortgage loan in which the borrower is filing for protection with the bankruptcy court. The other in the amount of $285,000 is a convenience store mortgage loan. An accident occurred on this business property causing significant damage to the building and the gasoline pumps at the location. The business is operating on a limited basis as the owner seeks restitution from the company at fault in the accident. We are working with the borrower to develop a temporary payment schedule until the matter is resolved. The third loan in the category is in foreclosure. In each case, management believes there is adequate collateral to secure these loans. The Company had no loans more than 90 days delinquent and accruing at December 31, 2002 or September 30, 2002.

         Five automobile loans totaling $37,000 and five other consumer loans totaling $17,000 comprise the consumer other total.

         One loan, previously categorized as a restructured commercial loan, in the amount of $175,000 makes up the other commercial loans non-accrual balance, as it became non-accrual during the quarter. We had received permission from the bankruptcy court to sell the collateral on this loan. The balance was thereby reduced by $61,000 from the equipment that was sold. The borrower re-filed bankruptcy so we were unable to continue selling the equipment. The borrower died shortly after re-filing and the bankruptcy has been dismissed. We will now sell the remaining equipment and work with the estate to foreclose the real estate.

         The loan in restructured commercial is also for the deceased borrower and will be resolved as part of the estate.

         Management believes that these non-performing loans are adequately secured by collateral. Further, management is not aware of any factors common to these loans, which caused their non-performance or any developments that suggest an upward trend in delinquencies. Accordingly, while we will continue to monitor asset quality, management has determined that the loan loss allowance is appropriate at this time.

Comparison of Results of Operations for the Three Months Ended December 31, 2002 and 2001.

         General. Our net income for the three months ended December 31, 2002 was $98,000, a decrease of $95,000, or 49.2%, under our net income for the same period last year. The reduction in net income was the combination of the following factors:

         1. our net interest income increased by $23,000, as the result of interest expense decreasing more than interest income decreased,

         2.       non-interest income grew by $7,000 over last year's period,

         3. the provision for loan losses increased by $15,000 for the first quarter of this fiscal year versus last fiscal year because charge offs increased and the level of non-performing loans increased,

         4. non-interest expenses increased $177,000 from last year to this year as a result of increases in all non-interest expense categories and

         5.       a decrease of $67,000 in income taxes.

         Basic and diluted earnings per share were $0.04 for this year's quarter versus $0.09 for both measures in last year's quarter.

         Interest Income. Interest income decreased $115,000, or 8.0%, from the three months ended December 31, 2001 to the three months ended December 31, 2002. A decrease of 74 basis points (0.74%) in the average interest rate earned on interest-earning assets accounted for a decrease in our interest income of $124,000, while an increase of $2.0 million in the average balance of interest-earning assets from $79.1 million to $81.1 million resulted in an increase of $9,000 in interest income.

         Interest income on loans decreased by $84,000. A decrease of 48 basis points (0.48%) from $8.32% last year to 7.84% this year in the average interest rate on loans decreased our interest income by $67,000 while a decrease of $0.8 million in the average balance of loans from $55.8 million to $55.0 million resulted in a decrease of $17,000 in interest income.

         The decrease in the average rates earned on securities was caused in part by the downward adjustment of adjustable-rate mortgaged-backed securities in the portfolio over the past year. The one-year adjustable-rate mortgage-backed securities help reduce the interest rate sensitivity effects of our long-term fixed-rate mortgage portfolio. The decrease in the average interest rate on our securities of 93 basis points from 4.70% in last year's quarter to 3.77% in this year's quarter decreased interest income by $54,000, while an increase of $2.1 million in the average balance of securities from $21.8 million to $23.9 million increased interest income by $23,000, resulting in a net decrease in interest income of $31,000. A 60 basis points (0.60%) reduction in the average interest rate on other short-term investments decreased interest income by $3,000, while an increase of $0.7 million in the average balance of other short-term investments increased interest income by $3,000 resulting in no change in interest income.

         Interest Expense. Interest expense decreased $138,000, or 20.8%, from the three months ended December 31, 2001 to the three months ended December 31, 2002. A decrease of 98 basis points in the average interest rate on interest-bearing liabilities from 4.11% in last year's quarter to 3.13% in this year's quarter accounted for a decrease in our interest expense of $150,000, while an increase of $2.5 million in the average balance of interest-bearing liabilities from $64.0 million to $66.5 million resulted in an increase of $12,000 in interest expense.

         The average rates we paid decreased on savings and club accounts, on time certificates and on money market and NOW accounts by 49 basis points (0.49%), 174 basis points (1.74%) and 50 basis points (0.50%) respectively, and increased by 8 basis points (0.08%) on the average rate we paid on funds borrowed from FHLBNY.

         Interest expense on savings and club accounts decreased by $5,000. The decrease in the average rate paid on savings and club accounts from 2.73% last year to 2.24% this year decreased our interest expense by $19,000 while the increase in the average balance of savings and club accounts of $2.2 million from $14.1 million to $16.3 million increased our interest expense by $14,000. Interest expense on time certificates decreased by $93,000. The decrease in the average rate paid on time certificates from 5.14% last year to 3.40% this year decreased our interest expense by $125,000 while the increase in the average balance of time certificates by $2.7 million from $26.5 million to $29.2 million increased our interest expense by $32,000. Interest expense on money market and NOW accounts decreased by $7,000. The decrease in the average rate paid on money market and NOW accounts from 1.61% in the December 2001 quarter to 1.11% in the December 2002 quarter decreased our interest expense by $9,000 while the increase in the average balance of money market and NOW accounts by $0.6 million from $6.9 million to $7.5 million increased our interest expense by $2,000.

         Interest expense on funds borrowed from FHLBNY decreased by $33,000. The increase in the average interest rate on funds borrowed from FHLBNY increased interest expense by $3,000, while a decrease of $3.0 million in the average balance of funds borrowed from FHLBNY from $16.4 million in last year's quarter to $13.4 million in this year's quarter resulted a $36,000 decrease in interest expense. Net Interest Income. The net impact of the decreases in interest income and interest expense was a $23,000 increase in net interest income. Our interest rate spread (the difference between the average rate we earn and the average rate we pay) increased by 24 basis points (0.24%) from 3.09% to 3.33%, while our net interest margin increased by 1 basis point to 3.89% in the first quarter of 2003, from 3.88% for the first quarter of 2002.

         The average yield on our loans and securities portfolio decreased as discussed above. The decline in the rate earned on our interest-earning assets by 74 basis points, was more than offset by the decrease of 98 basis points in the average cost of funds and resulted in a $23,000 increase in net interest income.

         Average shareholders' equity represented 21.4% of average interest-earning assets for the quarter ended December 31, 2002, while it represented 21.2% of average interest-earning assets for the same quarter in last year. Our ratio of average interest-earning assets to average interest-bearing liabilities decreased from 1.24 times in 2002 to 1.22 times in 2003.

         Provision for Loan Losses. The provision for loan losses results from our analysis of the adequacy of the allowance for loan losses. If we believe that the allowance should be higher, then we increase it, with a charge to provision for loan losses, which is an expense on our income statement. In determining the appropriate provision for loan losses, management considers the level of and trend in non-performing loans, the level of and trend in net loan charge-offs, the dollar amount and mix of the loan portfolio, as well as general economic conditions and real estate trends in the Company's market area, which can impact the inherent risk of loss in the Company's portfolio. Furthermore, the OTS may disagree with our judgments regarding the risks in our loan portfolio and could require us to increase the allowance in the future.

         For the three months ended December 31, 2002, we provided $40,000 for loan losses, compared to $25,000 in the same quarter last year. At December 31, 2002 and 2001, the ratio of our loan allowance to total loans was 1.20% and 1.18%, respectively. At the beginning of this fiscal year the allowance was $671,000, or 1.21% of total loans, and we determined at the end of the quarter that the appropriate level for the allowance was $672,000. We had charge-offs during the quarter of $54,000 and recoveries of $15,000, so a $40,000 provision was necessary to reach the desired level for the allowance. Our level of non-accruing loans, loans 90 days and still accruing and restructured loans was $1,097,000 at December 31, 2002 as compared to $943,000 at December 31, 2001.

         Non-interest Income. Our non-interest income was $7,000 higher in the fiscal 2003 quarter as compared to the fiscal 2002 quarter. Service charges increased by $10,000, loan fees increased by $2,000, gain on sale of securities increased by $6,000, safe deposit box rentals increased by $1,000 and ATM income increased by $1,000, while miscellaneous income decreased by $13,000 from last year. Last year's miscellaneous income included $12,000 for stock received from an insurance company that converted from mutual ownership.

         Non-interest Expenses. Our non-interest expenses increased by $177,000 from the 2002 quarter to the 2003 quarter. This increase was primarily due to increased costs of $65,000 in salaries and employee benefits, $22,000 in director fees, $28,000 in occupancy and equipment, $45,000 in other expense and $9,000 foreclosed assets, net. The increase in salaries and benefits is the result of having an additional seven people on our staff this year due to the opening of two new offices in August 2002 and performance increases to our employees. Director fees increased as the result of the investments of deferred fees in mutual funds performing better this year than last. Occupancy and equipment expenses are up because of the two new locations, depreciation expense alone is up by $17,000.

         Other expense increased in part because of increases of $15,000 for advertising expense, $11,000 for telephone expense, $2,000 in courier and armored car services and $3,000 in utilities expense that directly relate to the two new offices. At December 31, 2002, we had twenty-nine full-time and two part-time employees, compared to twenty-two full time and two part-time employees at the end of December 2001.

         Income tax expense. Our income tax expense decreased by $67,000, or 53.2%, comparing the first quarter of fiscal 2003 to the same quarter of fiscal 2002. The decreased expense was the result of lower income before income tax of $162,000, or 50.8%.

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

         In general, we manage our liquidity by maintaining a sufficient level of short-term investments so funds are readily available for investment in loans when needed. During the three months ended December 31, 2002, we increased our cash and cash equivalents by $69,000.

         Deposits increased by $1.2 million during the quarter ended December 31, 2002. In addition to factors within our control, such as our deposit pricing strategies and our marketing efforts, deposit flows are affected by the level of general market interest rates, the availability of alternate investment opportunities, general economic conditions, and other factors outside our control.

         We monitor our liquidity regularly. Excess liquidity is invested in overnight federal funds sold and other short-term investments. If we need additional funds, we can borrow those funds, although the cost of borrowing money is normally higher than the average cost of deposits. As a member of the Federal Home Loan Bank of New York, the Bank can arrange to borrow an additional $15.1 million against our one to four family mortgage portfolio. We have used borrowed funds to help us leverage capital we received from our stock sale, but have not needed borrowings to cover liquidity shortfalls. In addition to borrowings, we believe that, if we need to do so, we can attract additional deposits by increasing the rates we offer.

         We had $1,005,000 in outstanding commitments to make loans at December 31, 2002, along with $1,368,000 of unused home equity, commercial and overdraft lines of credit. We anticipate that we will have enough funds to meet our current loan commitments and to fund draws on the lines of credit through the normal turnover of our loan and securities portfolios. At December 31, 2002, we had $20.9 million of time certificates scheduled to mature within one year. We anticipate that we can retain substantially all of those deposits if we need to do so to fund loans and other investments as part of our efforts to grow and leverage our capital.

         The Bank measures liquidity using a modified version of the formula that was formerly required by OTS regulation. Our formula classifies investments in a fund, secured by mostly mortgage assets, as a liquid asset since the investment can be converted to cash with one-day notice. The OTS calculation did not consider this investment to be liquid because of the real estate collateral. We measure liquidity on a monthly basis and want to maintain a liquidity ratio of between 5% and 15%. At December 31,2002, the ratio is 28.2% because we have generated excess funds as the balance of loans have changed little while our deposits have increased, and placed these funds in short term investments. We will continue to monitor this situation and adjust deposit rates or pay off borrowed funds as necessary.

         The OTS has minimum capital ratio requirements applying to the Bank, but there are no comparable minimum capital requirements that apply to us as a savings and loan holding company. At December 31, 2002, the Bank exceeded all regulatory capital requirements of the OTS applicable to it, with Tier I capital of $16.4 million, or 19.1% of average assets and with risk-based capital of $17.3 million, or 38.9% of risk-weighted assets. The Bank also had tangible capital of $16.4 million, or 19.1% of average tangible assets. The Bank was classified as "well capitalized" at December 31, 2002 under OTS regulations.

Item 3.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. The term "disclosure controls and procedures" is defined in Rule 13a-14(c) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days before the filing of this quarterly report, and they have concluded that as of that date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

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

Item 6.  Exhibits and Reports on Form 8-K

    (a) Exhibits

           99.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

           99.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    (b) Reports on Form 8-K

    A report on Form 8-K dated December 17, 2002, stating that, effective December 17, 2002, the Registrant approved Beard Miller Company LLP of Harrisburg, Pennsylvania to replace Fust Charles Chambers, LLP as independent public accountants to audit the consolidated financial statements of the Registrant and its subsidiary, Gouverneur Savings and Loan Association for the fiscal year ending September 30, 2003.

                                   SIGNATURES

    In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Gouverneur Bancorp, Inc.


    Date: February 11, 2003       By: /s/ RICHARD F. BENNETT
                                      ------------------------------------------
                                      Richard F. Bennett
                                      President and Chief Executive Officer
                                      (principal executive officer and officer
                                      duly authorized to sign on behalf of the
                                      registrant)

                                  By: /s/ ROBERT J. TWYMAN
                                      ------------------------------------------
                                      Robert J. Twyman
                                      Vice President and Chief Financial Officer
                                      (principal financial officer duly
                                      authorized to sign on behalf of the
                                      registrant)

                                  CERTIFICATION

I, Richard F. Bennett, Chief Executive Officer of the Company, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Gouverneur Bancorp, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE: February 11, 2003

/s/ RICHARD F. BENNETT
-----------------------
RICHARD F. BENNETT
CHIEF EXECUTIVE OFFICER

                                  CERTIFICATION

I, Robert J. Twyman, Chief Financial Officer of the Company, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Gouverneur Bancorp, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE: February 11, 2003

/s/ ROBERT J. TWYMAN
-----------------------
ROBERT J. TWYMAN
CHIEF FINANCIAL OFFICER