Form 10QSB
period 2003-03-31
GOUVERNEUR BANCORP INC
filed 2003-05-12
CIK 1063942

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2003

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

                                 Yes [X] No [ ]

                                                           Outstanding at
          Class                                            March 31, 2003
-----------------------------                              --------------
Common Stock, par value $ .01                                2,277,884

Transitional Small Business Disclosure Format (check one):
                                 Yes [ ] No [X]

                            GOUVERNEUR BANCORP, INC.
                                   FORM 10-QSB
                                TABLE OF CONTENTS



PART 1 - FINANCIAL INFORMATION                                                                 Page
---------------------------------------------------------------------------------------------------
Item 1.           Financial Statements - Unaudited

                  Consolidated Statements of Financial Condition at March 31, 2003 and           3
                  September 30, 2002

                  Consolidated Statements of Income for the three and six months ended
                  March 31, 2003 and March 31, 2002.                                             4

                  Consolidated Statements of Shareholders' Equity for six months ended           5
                  March 31, 2003 and 2002

                  Consolidated Statements of Cash Flows for the six months ended                 7
                  March 31, 2003 and 2002

                  Notes to Consolidated Financial Statements                                     8

Item 2.           Management's Discussion and Analysis of Financial Condition and                11
                  Results of Operations.

Item 3.           Controls and Procedures                                                        20

PART II - OTHER INFORMATION
---------------------------

Item 1.           Legal Proceedings                                                              21

Item 4.           Submission of Matters to a Vote of Security Holders                            21

Item 6.           Exhibits and Reports on Form 8-K                                               22

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                     GOUVERNEUR BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                  (In thousands, except share data) (Unaudited)


                                                                                      March 31,     September 30,
                                                                                        2003            2002
                                                                                     -----------    -----------
Assets:
Cash and due from banks                                                              $     1,767    $     1,481
Interest-bearing deposits in bank                                                          2,601          1,566
                                                                                     -----------    -----------
                   Total cash and cash equivalents                                         4,368          3,047

Securities available-for-sale                                                             22,698         23,108
Securities held-to-maturity (fair value of $732 at March 31, 2003
  and $1,352 at September 30, 2002)                                                          729          1,341
Loans, net of deferred fees                                                               56,191         55,016
Less: allowance for loan losses                                                             (659)          (671)
                                                                                     -----------    -----------
                   Loans, net                                                             55,532         54,345

Accrued interest receivable                                                                  394            404
Federal Home Loan Bank stock, at cost                                                        635            745
Premises and equipment, net                                                                1,794          1,848
Other assets                                                                                 465            220
                                                                                     -----------    -----------
                   Total assets                                                      $    86,615    $    85,058
                                                                                     ===========    ===========
Liabilities:
Deposits:   Non-interest-bearing demand                                              $       646    $       779
            NOW and money market                                                           7,858          7,141
            Savings                                                                       17,907         15,821
            Time                                                                          28,582         29,020
                                                                                     -----------    -----------
                   Total deposits                                                         54,993         52,761
                                                                                     -----------    -----------

Securities sold under agreements to repurchase                                             6,200          6,900
Advances from the Federal Home Loan Bank of New York                                       6,500          6,500
Other liabilities                                                                          1,583          1,669
                                                                                     -----------    -----------
                   Total liabilities                                                      69,276         67,830
                                                                                     -----------    -----------
Shareholders' Equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized; none issued                     --             --
Common stock, $.01 par value, 9,000,000 shares authorized; 2,384,040 shares issued            24             24
Additional paid-in capital                                                                 4,555          4,570
Retained earnings                                                                         13,167         13,025
Accumulated other comprehensive income                                                       519            537
Unearned common stock held by Management Recognition Plan                                    (95)           (73)
Unallocated common stock held by Employee Stock Ownership Plan                              (294)          (312)
Treasury stock, at cost, 106,156 shares at March 31, 2003 and
    107,281 shares at September 30, 2002                                                    (537)          (543)
                                                                                     -----------    -----------
                   Total shareholders' equity                                             17,339         17,228
                                                                                     -----------    -----------
                   Total liabilities and shareholders' equity                        $    86,615    $    85,058
                                                                                     ===========    ===========

See accompanying notes to consolidated financial statements.

                     GOUVERNEUR BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                (In thousands, except per share data) (Unaudited)

                                                       Three Months Ended         Six Months Ended
                                                            March 31,                 March 31,
                                                     -----------------------   -----------------------
                                                        2003         2002         2003         2002
                                                     ----------   ----------   ----------   ----------
Interest income:
----------------
     Loans                                           $    1,132   $    1,151   $    2,219   $    2,322
     Securities                                             206          241          433          499
     Other short-term investments                             5            7           12           14
                                                     ----------   ----------   ----------   ----------
           Total interest income                          1,343        1,399        2,664        2,835

Interest expense:
-----------------
     Deposits                                               335          390          699          859
     Borrowings - short term                                 15           28           30           61
     Borrowings - long term                                 143          153          289          314
                                                     ----------   ----------   ----------   ----------
           Total interest expense                           493          571        1,018        1,234
                                                     ----------   ----------   ----------   ----------

           Net interest income                              850          828        1,646        1,601
     Provision for loan losses                               10           25           50           50
                                                     ----------   ----------   ----------   ----------
           Net interest income after provision for
                loan losses                                 840          803        1,596        1,551

Non-interest income:
--------------------
     Service charges                                         28           25           62           49
     Realized gain on sales of securities                    91           96           97           96
     Other                                                   32           15           55           47
                                                     ----------   ----------   ----------   ----------
           Total non-interest income                        151          136          214          192

Non-interest expenses
---------------------
     Salaries and employee benefits                         358          293          672          542
     Directors fees                                          25           33           48           34
     Occupancy and equipment                                 92           63          180          123
     Data processing                                         32           29           63           58
     Postage and supplies                                    44           27           71           52
     Professional fees                                       43           39           86           78
     Foreclosed assets, net                                   9           11           29           22
     Other                                                  110           88          226          159
                                                     ----------   ----------   ----------   ----------
           Total non-interest expenses                      713          583        1,375        1,068

           Income before income tax expense                 278          356          435          675

Income tax expense                                          108          140          167          266
                                                     ----------   ----------   ----------   ----------

      Net income                                     $      170   $      216   $      268   $      409
                                                     ==========   ==========   ==========   ==========

Earnings per common share - basic (Note 3)           $     0.08   $     0.10      $ 0. 12   $     0.19
Earnings per common share - diluted (Note 3)         $     0.08   $     0.10   $     0.12   $     0.18

See accompanying notes to consolidated financial statements

                     GOUVERNEUR BANCORP, INC AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                         Six months ended March 31, 2003
                  (In thousands, except share data) (Unaudited)

                                                                     Accumulated   Unearned   Unallocated
                                              Additional                Other       Common      common
                                     Common    paid in     Retained Comprehensive stock held  stock held   Treasury
                                     stock     capital     earnings     Income      by MRP      by ESOP     stock       Total
                                    --------   --------    --------    --------    --------    --------    --------    --------
Balance at September 30, 2002       $     24   $  4,570    $ 13,025    $    537    $    (73)   $   (312)   $   (543)   $ 17,228

Comprehensive income:
   Net income                                                   268                                                         268
   Change in net unrealized gain
      on securities available for
      sale, net of taxes                                                    (18)                                            (18)
                                                                                                                       --------

     Total comprehensive income                                                                                             250
                                                                                                                       --------

Allocation of ESOP (3,825 shares)                    18                                              18                      36

Purchase stock for MRP (6,600
   shares)                                          (33)                                (32)                                (65)
Amortization of MRP                                                                      10                                  10
Exercise of stock options (1,125
   shares)                                                                                                        6           6

Cash dividends declared
   ($0.13 per share)                                           (126)                                                       (126)
                                    --------   --------    --------    --------    --------    --------    --------    --------

Balance at March 31, 2003           $     24   $  4,555    $ 13,167    $    519    $    (95)   $   (294)   $   (537)   $ 17,339
                                    ========   ========    ========    ========    ========    ========    ========    ========


See accompanying notes to consolidated financial statements

                     GOUVERNEUR BANCORP, INC AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                         Six months ended March 31, 2002
                  (In thousands, except share data) (Unaudited)

                                                                    Accumulated   Unearned   Unallocated
                                              Additional               Other       Common      common
                                     Common    paid in    Retained Comprehensive stock held  stock held   Treasury
                                     stock     capital    earnings     Income        MRP        ESOP       stock       Total
                                    --------   --------   --------    --------    --------    --------    --------    --------
Balance at September 30, 2001       $     24   $  4,540   $ 12,463    $    610    $    (89)   $   (349)   $   (543)   $ 16,656

Comprehensive income:
   Net income                                                  409                                                         409
   Change in net unrealized gain
      on securities available for
      sale, net of taxes                                                  (109)                                           (109)
                                                                                                                      --------

     Total comprehensive income                                                                                            300
                                                                                                                      --------

Allocation of ESOP (3,550 shares)                    12                                             18                      30

Amortization of MRP                                                                      7                                   7

Cash dividends declared
   ($0.10 per share)                                           (97)                                                        (97)
                                    --------   --------   --------    --------    --------    --------    --------    --------

Balance at March 31, 2002           $     24   $  4,552   $ 12,775    $    501    $    (82)   $   (331)   $   (543)   $ 16,896
                                    ========   ========   ========    ========    ========    ========    ========    ========


See accompanying notes to consolidated financial statements

                     GOUVERNEUR BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands) (Unaudited)

                                                                               Six Months Ended
                                                                                   March 31,
                                                                           ------------------------
                                                                              2003          2002
                                                                           ----------    ----------
Cash flows from operating activities:
   Net Income                                                              $      268    $      409

   Adjustments to reconcile net income to net cash provided by operating activities:
            Depreciation                                                           74            40
            Provision for loan losses                                              50            50
            Net gain on sales of securities                                       (97)          (96)
            Net amortization of securities                                         56            43
            Allocated and earned shares of ESOP and MRP                            46            37
            Decrease in accrued interest receivable                                10            64
            (Increase) decrease in other assets                                   (61)          185
            Decrease in other liabilities                                         (74)         (546)
                                                                           ----------    ----------
                    Net cash provided by operating activities                     272           186
                                                                           ----------    ----------

Cash flows from investing activities:
   Net decrease (increase) in loans                                            (1,421)        1,447
   Proceeds from sales of securities AFS                                          599           112
   Proceeds from maturities and principal reductions AFS                        2,134         3,068
   Purchases of securities AFS                                                 (2,310)       (5,563)
   Proceeds from maturities and principal reductions HTM                          610           667
   Additions to premises and equipment                                            (20)         (115)
   Redemption of Federal Home Loan Bank stock                                     110            --
                                                                           ----------    ----------
                    Net cash used in investing activities                        (298)         (384)
                                                                           ----------    ----------

Cash flows from financing activities:
   Net increase in deposits                                                     2,232           961
   Exercise of stock options                                                        6            --
   Net payments of borrowings to Federal Home Loan Bank                          (700)       (1,500)
   Purchase of common stock by Management Recognition Plan                        (65)           --
   Payment of cash dividend                                                      (126)          (97)
                                                                           ----------    ----------
                     Net cash provided by (used in) financing activities        1,347          (636)
                                                                           ----------    ----------

   Net increase (decrease) in cash and cash equivalents                         1,321          (834)
   Cash and cash equivalents at beginning of period                             3,047         2,852
                                                                           ----------    ----------

   Cash and cash equivalents at end of period                              $    4,368    $    2,018
                                                                           ==========    ==========


Non-cash investing activities:
   Additions to foreclosed assets                                          $      184    $       86
Cash paid during the period for:
   Interest                                                                     1,023         1,285
   Income taxes                                                                    98           144

See accompanying notes to consolidated financial statements

                     GOUVERNEUR BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


1.       Business
         --------

         Gouverneur Bancorp, Inc. (the "Company") operates as a savings and loan holding company. Its only subsidiary is Gouverneur Savings and Loan Association (the "Bank"). The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, the Bank. All material intercompany accounts and transactions have been eliminated in this consolidation.

         Cambray Mutual Holding Company ("Cambray MHC"), the Company's parent mutual holding company, held 1,311,222 shares or 57.6% of the Company's issued and outstanding common stock, and shareholders other than Cambray MHC held 966,662 shares or 42.4% of such stock at March 31, 2003.

2.       Basis of Presentation
         ---------------------

         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments consisting of only normal recurring adjustments or accruals which are necessary for a fair presentation of the consolidated financial statements have been made at and for the three months and the six months ended March 31, 2003 and 2002. The results of operations for the three month and six month periods ended March 31, 2003 are not necessarily indicative of the results which may be expected for an entire fiscal year or other interim periods.

3.       Earnings Per Share
         ------------------

         Basic earnings per share is calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period. Unallocated shares held by the Company's Employee Stock Ownership Plan ("ESOP") are not included in the weighted average number of shares outstanding. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.

         Basic and diluted earnings per share for the three-month and six month periods ending March 31, 2003 and 2002 were computed as follows (in thousands, except per share data):

                                                       Three Months Ended      Six Months Ended
                                                            March 31,             March 31,
                                                       -------------------   -------------------
          Basic earnings per share:                      2003       2002       2003       2002
                                                       --------   --------   --------   --------
          Net income                                   $    170   $    216   $    268   $    409

          Weighted average common shares outstanding      2,203      2,189      2,201      2,188
                                                       --------   --------   --------   --------

          Basic earnings per share                     $   0.08   $   0.10   $   0.12   $   0.19
                                                       ========   ========   ========   ========

                                                                    Three Months Ended     Six Months Ended
                                                                         March 31,             March 31,
                                                                   -------------------   -------------------
          Diluted earnings per share:                                2003       2002       2003       2002
                                                                   --------   --------   --------   --------
          Net income                                               $    170   $    216   $    268   $    409
                                                                   ========   ========   ========   ========

          Weighted average common shares outstanding                  2,203      2,189      2,201      2,188
          Additional potentially dilutive securities from common
              stock options (equivalent in common stock)                 30         25         30         25
                                                                   --------   --------   --------   --------
          Diluted weighted average common shares outstanding          2,233      2,214      2,231      2,213
                                                                   ========   ========   ========   ========

          Diluted earnings per share                               $   0.08   $   0.10   $   0.12   $   0.18
                                                                   ========   ========   ========   ========

4.       Comprehensive Income
         --------------------

         Comprehensive income, presented in the consolidated statements of shareholders' equity, consists of net income and the net change for the period in after-tax unrealized gains or losses on securities available for sale. Accumulated other comprehensive income in the consolidated statements of financial condition represents the net unrealized gains or losses on securities available for sale as of the reporting dates, net of related tax effect.

         A summary of the unrealized gains (losses) and reclassification adjustments of securities available for sale and the related tax effects for the three and six month periods ended March 31, 2003 and 2002 is as follows (in thousands):

                                                               Three Months Ended       Six Months Ended
                                                                    March 31,               March 31,
                                                              --------------------    --------------------
                                                                2003        2002        2003        2003
                                                              --------    --------    --------    --------
          Unrealized holding gains (losses) arising
             During the period                                $    (47)   $    (36)   $     67    $   (115)

          Reclassification adjustment for gains realized in
             net income during period                              (91)        (96)        (97)        (96)
                                                              --------    --------    --------    --------
                                                                  (138)       (132)        (30)       (211)
          Tax effect                                                55          53          12         102
                                                              --------    --------    --------    --------

          Other comprehensive income (loss), net of tax       $    (83)   $    (79)        (18)   $   (109)
                                                              ========    ========    ========    ========

5.       Stock Option and Management Recognition Plans
         ---------------------------------------------

         The Company has a Stock Option Plan ("SOP") and a Management Recognition Plan ("MRP") for directors, officers and key employees. The Company accounts for stock options granted under the SOP and MRP in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The Company provides pro forma net income and pro forma earnings per share disclosures for employee stock options grants as if the fair-value-based method defined in Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, had been applied. The fair value of the shares awarded, under the MRP, measured as of the grant date, is recognized as unearned compensation (a component of shareholders' equity) and amortized to compensation expense over the vesting period.

         The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation (in thousands, except per share data):

                                                                     Three Months Ended       Six Months Ended
                                                                          March 31,               March 31,
                                                                    --------------------    --------------------
                                                                      2003        2002        2003        2003
                                                                    --------    --------    --------    --------

          Net income, as reported                                   $    170    $    216    $    268    $    409

          Total stock-based compensation expense determined
             under fair value method for all awards, net of taxes         (7)         (7)        (14)        (13)
          Amounts included in determination of net income,
             net of taxes                                                  3           2           6           4
                                                                    --------    --------    --------    --------
           Pro forma net income                                          166         211         260         400
                                                                    ========    ========    ========    ========

          Earnings per share:
              Basic - as reported                                   $   0.08    $   0.10    $   0.12    $   0.19
              Basic - pro forma                                         0.08        0.10        0.12        0.18
              Diluted - as reported                                 $   0.08    $   0.10    $   0.12    $   0.18
              Diluted - pro forma                                       0.07        0.10        0.12        0.18


6.       Impact of New Accounting Standards
         ----------------------------------

         In July 2002, the Financial Accounting Standards Board ("FASB") issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which nullifies EITF Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement delays recognition of these costs until liabilities are incurred, rather than at the date of commitment to the plan, and requires fair value measurement. It does not impact the recognition of liabilities incurred in connection with a business combination or the disposal of long-lived assets. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2003, and are not expected to have a significant impact on the Company's financial condition or results of operations.

         In October 2002, the FASB issued Statement No. 147, "Acquisitions of Certain Financial Institutions." This statement provides guidance on accounting for the acquisition of a financial institution , including the acquisition of part of a financial institution. The statement defines criteria for determining whether the acquired financial institution meets the conditions for a "business combination". If the acquisition meets the conditions for a "business combination", the specialized accounting guidance under Statement No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions" will not apply after September 30, 2002 and the amount of any identifiable intangible asset will be reclassified to goodwill upon adoption of Statement No.147. The transition provisions were effective on October 1, 2002 and did not have any impact on the Company's financial condition or results of operations.

         In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This Interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under certain specified guarantees. FIN 45 clarifies the requirements of FASB Statement No. 5, "Accounting for Contingencies." In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability or equity security of the guaranteed party, which would include financial standby letters of credit. Certain guarantee contracts are excluded from both the disclosure and recognition requirements of this Interpretation, including among others, guarantees related to commercial letters of credit and loan commitments. The disclosure requirements of FIN 45 require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee and the current amount of the liability, if any, for the guarantor's obligations under the guarantee. The accounting recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. Adoption of FIN 45 did not have a significant impact on the Company's financial condition or results of operations.

         Outstanding letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Company had one $20,000 standby letter of credit as of March 31, 2003. The Bank uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments.

         The outstanding letter of credit will expire within the next twelve months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Company requires collateral and personal guarantees supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral and the enforcement of personal guarantees would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. No standby letters of credit were issued after December 31, 2002.

7.       Retained Earnings
         -----------------

         Cambray MHC waived receipt of several past dividends, paid by the Company. The dividends are considered as restrictions in the retained earnings of the Company. As of March 31, 2003, the aggregate retained earnings restricted for cash dividends waived was $576,939.

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Gouverneur Bancorp, Inc. ("We" or the "Company") is a corporation organized under the laws of the United States in March 1999, in connection with the reorganization of its wholly owned subsidiary, Gouverneur Savings and Loan Association (the "Bank"), into a mutual holding company structure. The Company's assets consist primarily of all the outstanding capital stock of the Bank and cash of $142,000 at March 31, 2003. The Company's principal business is the ownership of the Bank. The Company is a savings and loan holding company registered with the Office of Thrift Supervision ("OTS") and subject to regulation under federal banking laws and regulations. In this document, references to the Company include the Bank, unless the context denotes otherwise. The terms "Registrant", "we", "our" or similar terms refer to Gouverneur Bancorp, Inc.

     The Bank has been and continues to be a community oriented financial institution offering a variety of financial services. The Bank attracts deposits from the general public and uses those deposits together with funds borrowed from the Federal Home Loan Bank ("FHLB"), to make loans and other investments. Most of the loans are one to four family residential mortgages made to residents in the Bank's primary market area, southern St. Lawrence and northern Jefferson and Lewis counties in New York State. The Bank's deposit accounts are insured by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC"), and the Bank is subject to regulation by the FDIC and the OTS.

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

     The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. We want you to know that a variety of future events could cause our actual results and experience to differ materially from what was anticipated in our forward-looking statements. Some of the risks and uncertainties that may affect our operations, performance, development and results, the interest rate sensitivity of our assets and liabilities, our asset quality and the adequacy of our allowance for loan losses, include:

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

Critical Accounting Policies

Note 2 to the consolidated financial statements of the Company (included in Item 7 of the Annual Report on Form 10-KSB of the Company for the year ended September 30, 2002) lists significant accounting policies used in development and presentation of its financial statements. This discussion and analysis, the significant accounting policies, and other financial statement disclosures identify and address key variables and other qualitative and quantitative factors that are necessary for an understanding and evaluation of the Company's results of operations. The following accounting policy is the one identified by management to be critical to the results of operations:

     Allowance for Loan Losses. The allowance for loan losses is the estimated amount considered adequate to cover credit losses inherent in the outstanding loan portfolio at the balance sheet date. The allowance is established through the provision of loan losses charged against income. In determining the allowance for loan losses, management makes significant estimates and, accordingly, has identified this policy as probably the most critical for the Company.

     Management performs a monthly evaluation of the adequacy of the allowance for loan losses. Consideration is given to a variety of factors in establishing this estimate, including, but not limited to, current economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan reviews, borrowers' actual or perceived financial and managerial strengths, the adequacy of the underlying collateral (if collateral dependent), the present value of future cash flows and other relevant factors. This evaluation is inherently subjective, as it requires material estimates that may be susceptible to significant change, including the amounts and timing of future cash flows expected to be received on impaired loans.

     The analysis has two components, specific and general allocations. Collateral values discounted for market conditions and selling costs are used to establish specific allocations. The Bank's historical loan loss experience, delinquency rates and general economic conditions are used to establish general allocations for the remainder of the portfolio.

     Management monitors the adequacy of the allowance for loan losses on an ongoing basis and reports its adequacy assessment monthly to the Board of Directors, and quarterly to the Audit Committee.

Comparison of Financial Condition at March 31, 2003 and September 30, 2002.

     During the six months from September 30, 2002 through March 31, 2003, total assets increased $1.5 million, or 1.76%, from $85.1 million to $86.6 million. Net loans increased by $1.2 million, or 2.21%, from $54.3 million to $55.5 million. This increase was the result of an increase of $2.1 million in residential real estate loans combined with decreases of $0.3 million in other commercial loans and $0.6 million in other consumer loans. The commercial loan portfolio continues to contract, as we have not been writing new loans pending the hiring of a commercial loan officer. The Board has approved making new commercial loans on a limited basis using the current staff in place until such time as we can secure the right person for the job. The Board also approved the addition of Small Business Administration ("SBA") and United States Department of Agriculture ("USDA") fully guaranteed commercial loan pools and individual loans to the investment policy. Purchasing either pools or loans will allow us to grow our commercial loan portfolio before we hire a commercial loan officer, as it requires minimal administration.

     Since we hold our mortgage loans to term, management feels that offering loans fixed at the current secondary market rates would subject the Bank to excessive interest rate risk and it would also expose a higher percentage of our portfolio to the lower rates. We have lowered our adjustable rate mortgage and fixed rate mortgage loan rates to be competitive with other portfolio lenders in the Bank's market area. Special financing arrangements offered by automobile manufacturers continue to hinder demand for the Bank's automobile loans.

     Our borrowed funds from the FHLB, consisting of advances and securities repurchase obligations, were $12.7 million on March 31, 2003 versus $13.4 million on September 30, 2002. We repaid a $0.7 million borrowing that matured in February 2003. Deposits increased $2.2 million, or 4.17%, from $52.8 million to $55.0 million during the past six months. Savings deposits and NOW and money market accounts increased by $2.1 million and $0.7 million, respectively. These increases were offset in part by decreases of $0.1 million in demand deposits and $0.5 million in time deposits.

     Our shareholders' equity rose by $111,000 during the six months. The increase is attributable to the combination of net income of $268,000, net increases of $46,000 in share allocation in the ESOP and amortization in the MRP, and the issuance of $6,000 in treasury stock. Treasury stock was used to supply the 1,125 shares needed when one director exercised some of his vested options. Equity was reduced by the payment of a cash dividend of $126,000 to our shareholders, an $18,000 decrease in other comprehensive income as the market value of "available for sale" securities decreased and by $65,000 for the purchase of 6,600 shares of common stock for the MRP.

     At March 31, 2003, non-performing assets were 0.75% of total assets, down from 0.88% at September 30, 2002. Non-performing loans decreased from 1.23% of total loans to 0.89% over the same period. A summary of the Company's non-performing assets and related ratios follows:

                                                    March 31,   September 30,
                  Non-performing assets               2003          2002
                  ---------------------            ----------    ----------

                  Non-accrual loans
                  -----------------
                  Residential mortgages
                      and home equity loans        $       75    $      282
                  Commercial mortgages                    125            41
                  Consumer other                           59            12
                  Commercial other                        188            84
                                                   ----------    ----------
                                                          447           419

                  Restructured commercial other            45           261
                                                   ----------    ----------
                      Total non-performing loans          492           680

                  Foreclosed real estate                  151            25
                  Other repossessed assets                  3            46
                                                   ----------    ----------
                    Total non-performing assets    $      646    $      751
                                                   ==========    ==========


                  Non-performing loans to
                       total loans                       0.89%         1.23%


                  Non-performing assets to
                       total assets                      0.75%         0.88%


     The Company had no loans more than 90 days delinquent and accruing at March 31, 2003 or September 30, 2002.

     Both non-accrual residential mortgages are currently in foreclosure proceedings while one of two commercial mortgages is subject to bankruptcy proceedings and the other is in foreclosure. The borrower filing bankruptcy has four loans, all non-accrual, totaling $210,000, comprised of the $83,000 commercial mortgage, a $112,000 commercial equipment loan, a $13,000 automobile loan and a $2,000 unsecured loan. Two other commercial loans, including the equipment loan in bankruptcy, account for the $188,000 in this category. The other loan carries an 80% guarantee from the Small Business Administration ("SBA").

     Four automobile loans totaling $53,000, and two other consumer loans totaling $6,000, comprise the consumer other total. Each of those balances includes a previously mentioned loan in bankruptcy.

     The restructured commercial loan is secured by real estate and is in foreclosure proceedings.

     Management believes that each of these non-performing loans is adequately secured by collateral. Further, management is not aware of any factors common to these loans, which caused their non-performance or any developments that suggest an upward trend in delinquencies. Accordingly, while we will continue to monitor asset quality, management has determined that the small decrease in the loan loss allowance is appropriate at this time due to the decrease in the size of our commercial and consumer loan portfolios, which have a higher degree of risk than our residential mortgage portfolio.

Comparison of Results of Operations for the Three Months Ended March 31, 2003 and 2002.

     General. Our net income for the three months ended March 31, 2003 was $170,000, a decrease of $46,000, or 21.3%, below our net income for the same period last year. The reduction in net income was caused by the combination of the following factors:

     1. our net interest income increased by $22,000 as the result of interest expense decreasing more than interest income.

     2.   non-interest income grew by $15,000 over last year's period,

     3. the provision for loan losses decreased by $15,000 for the second quarter of this fiscal year versus last fiscal year due to a decrease in the level of non-performing loans,

     4. non-interest expense increased $130,000 in the three month period this year compared to last year's period as a result of increases in most non-interest expense categories and

     5.   a decrease of $32,000 in income taxes.

     Basic and diluted earnings per share were $0.08 for this year's quarter versus $0.10 for both measures in last year's quarter.

     Interest Income. Interest income decreased $56,000, or 4.0%, for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. A decrease of 51 basis points (0.51%) in the average interest rate earned on interest-earning assets resulted in a decrease in interest income of $86,000, while an increase of $2.6 million in the average balance of interest-earning assets resulted in an increase of $30,000 in interest income

     Interest income on loans decreased by $19,000, or 1.7%. A decrease of 23 basis points (0.23%) from 8.51% in last year's quarter to 8.28% in this year's quarter decreased our interest income by $31,000, while an increase of $569,000 in the average balance of loans from $54.8 million to $55.4 million resulted in an increase of $12,000 in interest income.

     The decrease in the average rates earned on securities was caused in part by the downward adjustment of adjustable-rate mortgaged-backed securities in the portfolio over the past year. The one-year adjustable-rate mortgage-backed securities help to reduce the interest rate risk of our long-term fixed-rate mortgage portfolio. Interest income on securities decreased by $35,000. A decrease of 88 basis points (0.88%) from 4.38% in last year's quarter to 3.50% in this year's quarter in the average interest rate on securities was responsible for a $51,000 decrease in interest income, while an increase of $1.6 million in the average balance of securities resulted in an increase in interest income of $16,000. Interest income on other short-term investments decreased by $2,000. A 66 basis point (0.66%) decrease in the average interest rate earned on other short-term investments decreased interest income by $3,000, while an increase of $396,000 in the average balance of other short-term investments increased interest income by $1,000.

     Interest Expense. Interest expense decreased $78,000, or 13.7%, from the three months ended March 31, 2002 to the three months ended March 31, 2003. A decrease of 61 basis points (0.61%) in the average rate we paid on interest-bearing liabilities from 3.60% last year to 2.99% this year resulted in a decrease of $79,000 in interest expense, while an increase of $2.4 million from $64.4 million to $66.8 million in the average balance of interest-bearing liabilities resulted in a $1,000 increase in interest expense.

     Interest expense decreased on time deposits and funds borrowed from FHLB by $62,000 and $23,000 respectively. The average rate we paid on time deposits decreased 114 basis points (1.14%) from 4.38% for the three months ended March 31, 2002 to $3.24% for the three months ended March 31, 2003. This decline in rates produced a decrease of $81,000 in interest expense, while an increase of $1.8 million in the average balance of time deposits from $27.1 million to $28.9 million over the same period increased interest expense by $19,000. An increase of 24 basis points (0.24%) from 4.64% in last year's quarter to 4.88% in this year's quarter on the average rate we paid on FHLB borrowings increased interest expense by $9,000, while a decrease of $2.7 million in the amount of borrowed funds from last year's quarter to this year's quarter resulted in a decrease of $32,000 in interest expense.

     Interest expense increased on savings and club accounts by $6,000 and by $1,000 on money market and NOW accounts. The average rate we paid on savings and club accounts decreased 15 basis points (0.15%) from 2.16% to 2.01% resulting in a $6,000 decrease in interest expense, while an increase of $2.4 million in the average balance of savings and club accounts from $14.8 million $17.2 million resulted in an increase of $12,000 in interest expense. The average rate we paid on NOW and money market accounts decreased by 9 basis points (0.09%) from 1.11% for last year's quarter to 1.02% for this year's quarter, decreasing interest expense by $2,000, while an increase of $1.0 million from $6.6 million to $7.6 million in the average balance of these accounts increased interest expense by $3,000.

     Net Interest Income. The net impact of the decreases in interest income and interest expense was a $22,000 increase in net interest income. Our interest rate spread (the difference between the average rate we earn and the average rate we pay) increased by 10 basis points (0.10%) from 3.59% for the three months ended March 31, 2002 to 3.69% for the three months ended March 31, 2003, while our net interest margin (net interest income divided by average earning assets) decreased by 2 basis points (0.02%) from 4.25% to 4.23% for the same time frame.

     The average yield on our loans and securities portfolio decreased as discussed above. The decrease in the average interest rate earned on our interest-earning assets by 51 basis points, was more than offset by the decrease of 61 basis points in the average cost of funds and resulted in a $22,000 increase in net interest income.

     Average shareholders' equity represented 21.3% of average interest-earning assets for the quarter ended March 31, 2003, while it represented 21.4% of average interest-earning assets for the same quarter last year. Our ratio of average interest-earning assets to average interest-bearing liabilities decreased from 1.23 times in 2002 to 1.22 times in 2003.

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

     For the three months ended March 31, 2003, we provided $10,000 for loan losses, compared to $25,000 in the same quarter last year. At March 31, 2003 and 2002, the ratio of our loan allowance to total loans was 1.17% and 1.20%, respectively. On December 31,2002 the allowance was $672,000, or 1.20% of total loans, and we determined at the end of the second quarter that the appropriate level for the allowance was $659,000. We had charge-offs during the quarter of $59,000 and recoveries of $36,000, so a $10,000 provision was necessary to reach the desired level for the allowance. Our level of non-accruing loans, loans 90 days and still accruing and restructured loans was $492,000, or 0.89% of total loans at March 31, 2003 compared to $1,097,000, or 1.96% of total loans at December 31, 2002. Management feels that these loans are adequately secured and do not require any adjustment to the allowance for loan losses at this time.

     Non-interest Income. Our non-interest income was $15,000 higher in the second quarter of fiscal 2003 versus the second quarter of fiscal 2002. Service charges and other income increased by $20,000 while gain on sale of securities decreased by $5,000 for the second quarter of this year.

     Non-interest Expenses. Non-interest expenses increased by $130,000 from the fiscal 2002 quarter to the fiscal 2003 quarter. This increase was primarily due to additional salaries and benefits expense of $65,000, and increases of $29,000, $17,000 and $22,000 in occupancy and equipment, postage and supplies and other expense, respectively. The increase in salaries and benefits is the result of having an additional seven people on our staff this year due to the opening of two new offices in August 2002 and performance increases to our employees. Occupancy and equipment, as well as postage and supplies expenses are up because of the two new locations. Depreciation expense, part of occupancy and equipment, is up by $17,000.

     Other expense increased in part because of increases of $2,000 for advertising expense, $5,000 for telephone expense, $3,000 in courier and armored car services and $6,000 in utilities expense that directly relate to the two new offices. At March 31, 2003, we had twenty-nine full-time and two part-time employees, compared to twenty-two full time and two part-time employees at the end of March 2002.

     Income tax expense. Our income tax expense decreased by $32,000 to $108,000 from $140,000, or 22.9%, comparing the second quarter of fiscal 2003 to the same quarter of fiscal 2002. The decreased expense was the result of net income before income tax dropping by $78,000, or 21.9%, from last year's $356,000 to this year's $278,000.

Comparison of Results of Operations for the Six Months Ended March 31, 2003 and 2002.

     General. Our net income for the six months ended March 31, 2003 was $268,000, a decrease of $141,000 from last year's $409,000 by 34.5%. The following operating results combined to produce the decrease:

     1. net interest income increased by $45,000 as the result of interest expense decreasing more than interest income,

     2.   non-interest income improved by $22,000,

     3.   non-interest expenses increased by $307,000 and

     4.   income taxes decreased by $99,000.

     Basic earnings per share were $0.12 for the first six months of this year against $0.19 per share for last year's period and diluted earnings per share were $0.12 and $0.18 respectively.

     Interest Income. Interest income decreased by $171,000, or 6.0%, from the six months ended March 31, 2002 to the six months ended March 31, 2003. As interest rates continue to hold at historic lows, our portfolios continue to re-price lower causing reduced interest income and interest expense. Average interest-earning assets increased $2.3 million from $79.0 million for the first six months of fiscal year 2002 to $81.3 million for the same period this year. The increase was composed of a $2.4 million increase in the average balance in securities and other short-term investments from $23.7 million in fiscal 2002 to $26.1 million in fiscal 2003, and a decrease of $0.1 million in loans from $55.3 million last year to $55.2 million this year.

     The average interest rate we earned on our loans and investments was 62 basis points (0.62%) lower in the first six months this year than last year as the rate fell from 7.19% last year to 6.57% this year. The average rate earned on loans fell 35 basis points (0.35%) from 8.41% last year to 8.06% this year, while the average rate earned on securities decreased by 91 basis points (0.91%) from 4.54% last year to 3.63% this year, and the average rate on other short-term investments, primarily overnight fed funds, decreased by 62 basis points (0.62%) from 1.71% to 1.09%.

     The decrease in the average interest rate earned on loans resulted in a decrease of $98,000 in interest income, while the decline in the average loan balance decreased interest income by $5,000, resulting in a $103,000 decrease in interest income from the loan portfolio.

     Holding one-year adjustable rate mortgage-backed securities in the investment portfolio during the falling rate environment has caused additional reduction in interest income. However, these securities help reduce the interest rate risk of our long-term fixed-rate mortgage portfolio in a rising rate scenario. For our securities and short-term investments, the drop in interest rates resulted in a decrease in interest income of $111,000, while an increase in the average balances increased interest income by $43,000 resulting in a net loss of $68,000 in interest income.

     Overall, the increase in the average volume of interest-earning assets yielded a $37,000 increase in interest income, while the decrease in average interest rates reduced interest income by $208,000, for a net decrease of $171,000 in interest income.

     Interest Expense. Like interest income, interest expense decreased from the first half of 2002 to the corresponding period in 2003, as a result of a decrease in interest rates. The increase in the volume of interest-bearing liabilities was the result of an increase in savings and club accounts, time certificates and NOW and money markets accounts offset in part by a decrease in our average borrowings from the FHLB. A $7,000 increase in interest expense resulted from an increase in the average volume of interest-bearing liabilities of $2.2 million from $64.4 million last year to $66.6 million this year, while a $223,000 decrease in interest expense was due to a decrease in the average rate we paid on interest bearing liabilities by 78 basis points (0.78%), from 3.84% in 2002 to 3.06% in 2003.

     Interest expense decreased on time certificates, NOW and money market accounts and funds borrowed from FHLB by $154,000, $6,000 and $56,000 respectively. The average rate we paid on time deposits decreased 139 basis points (1.39%) from 4.72% for the six months ended March 31, 2002 to $3.33% for the six months ended March 31, 2003, resulting in a decrease of $199,000 in interest expense, while an increase of $2.0 million in the average balance of time deposits from $27.1 million to $29.1 million over the same period increased interest expense by $45,000. An increase of 15 basis points (0.15%) from 4.67% last year to 4.82% this year on the average rate we paid on borrowings increased interest expense by $12,000, while a decrease of $2.8 million in the amount of borrowed funds from last year to this year resulted in a decrease of $68,000 in interest expense.

     Interest expense on savings and club accounts remained the same for the six months this year as for the six months last year as an increase in volume of $2.2 million from $14.5 million to $16.7 million was offset by a decrease in the average interest rate by 32 basis points (0.32%) from 2.43% to 2.11% over the same period. Interest expense decreased $6,000 on NOW and money market accounts. The average rate we paid on NOW and money market accounts decreased by 31 basis points (0.31%) from 1.37% for the first six months of last year to 1.06% for the first six months of this year decreasing interest expense by $11,000, while an increase of $0.8 million from $6.7 million to $7.5 million in the average balance of these accounts increased interest expense $5,000.

     Net Interest Income. The net effect of the decreases in interest income and interest expense was a $45,000 increase in net interest income. Our interest rate spread (the difference between the average rate we earn and the average rate we pay) increased by 16 basis points (0.16%) from 3.35% last year to 3.51% this year. Our net interest margin was 4.06% in the first half of fiscal 2003 and the first half of fiscal 2002.

     The average yield on loans and on our securities portfolio decreased as discussed above. The decrease in the rate earned on our interest-earning assets of 0.62% was more than offset by the decrease in the average cost of funds of 0.78% resulting in an increase in our interest rate spread by 16 basis points, or 0.16%.

     Average shareholders' equity represented 21.3% of average interest-earning assets for both the six months ended March 31, 2003 and the six months ended March 31, 2002. The ratio of average interest-earning assets to average interest-bearing liabilities decreased from 1.23 times in 2002 to 1.22 times in 2003.

     Provision for Loan Losses. For each of the six month periods ended March 31, 2003 and March 31, 2002, we provided $50,000 for loan losses. At March 31, 2003 and 2002 the ratio of our loan loss allowance to total loans was 1.17% and 1.20%, respectively. As disclosed in the comparative discussion of financial condition, our level of non accruing loans, loans 90 days past due and still accruing and restructured loans was $492,000, or 0.89% of total loans at March 31, 2003 compared to $680,000, or 1.23% of total loans on September 30, 2002. Management feels that these loans are adequately secured and do not require any adjustment to the allowance for loan losses.

     Non-interest Income. Our non-interest income was $22,000 higher this year for the first six months versus the same period in 2002. The increase was the result of increases of $13,000 in service charge income, $8,000 in other fees and $1,000 in gain on sale of securities.

     Non-interest Expense. Non-interest expenses increased by $307,000 for the first six months of fiscal 2003 compared to fiscal 2002. The increase was due to increases of $130,000 in salaries and employee benefits, $14,000 in directors' fees, $57,000 in building and occupancy, $5,000 in data processing, $19,000 in postage and supplies, $8,000 in professional fees, $7,000 in foreclosed assets and $67,000 in other expense. Directors' fees increased because we held additional meetings and because last year's expense was reduced to reflect market value adjustments on a deferred fees plan. The other expense categories are primarily higher due to the addition of seven new employees starting in May of last year and two new offices which opened in August of last year.

     Income tax expense. Our income tax expense decreased $99,000, or 37.2%, from $266,000 last year to $167,000 this year. The decreased expense was the result of lower income before income tax of $240,000, or 35.6%, from $675,000 for the first half of last year to $435,000 for the first half of this year.

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

     In general, we manage our liquidity by maintaining a sufficient level of short-term investments so funds are readily available for investment in loans when needed. During the six months ended March 31, 2003, we increased our cash and cash equivalents by $1.3 million. We originated $8.8 million of new loans during the six months ended March 31, 2003. Loans, net, after payments, charge-offs and transfers to foreclosed real estate, increased by $1.4 million during the period.

     Deposits increased by $2.2 million during the six months ended March 31, 2003. In addition to factors within our control, such as our deposit pricing strategies and our marketing efforts, deposit flows are affected by the level of general market interest rates, the availability of alternate investment opportunities, general economic conditions, and other factors outside our control.

     We monitor our liquidity regularly. Excess liquidity is invested in overnight federal funds sold and other short-term investments. If we need additional funds, we can borrow those funds, although the cost of borrowing money is normally higher than the average cost of deposits. As a member of the FHLB, the Bank can arrange to borrow an additional $15.2 million against our one to four family mortgages. We have used borrowed funds to help us leverage capital we received from our stock sale, but have not needed borrowings to cover liquidity shortfalls. In addition to borrowings, we believe that, if we need to do so, we can attract additional deposits by increasing the rates we offer.

     We had $1.4 million in outstanding commitments to make loans at March 31, 2003, along with $1.2 million of unused home equity, commercial and overdraft lines of credit. We anticipate that we will have enough funds to meet our current loan commitments and to fund draws on the lines of credit through the normal turnover of our loan and securities portfolios. At March 31, 2003, we had $19.1 million of time certificates scheduled to mature within one year. We anticipate that we can retain substantially all of those deposits if we need to do so to fund loans and other investments as part of our efforts to grow and leverage our capital.

     We measure liquidity on a monthly basis and seek to maintain a liquidity ratio of between 5% and 15%. At March 31, 2003, the ratio is 29.8% because we have generated excess funds as deposits have increased and securities have repaid faster than our loans have grown. We have placed these funds in short term investments. We will continue to monitor this situation and adjust deposit rates, invest funds in longer-term securities or pay off borrowed funds as necessary.

     The OTS has minimum capital ratio requirements applying to the Bank, but there are no comparable minimum capital requirements that apply to us as a savings and loan holding company. At March 31, 2003, the Bank exceeded all regulatory capital requirements of the OTS applicable to it, with Tier I capital of $16.6 million, or 19.3% of adjusted total assets and with risk-based capital of $17.4 million, or 39.5% of risk-weighted assets. The Bank also had tangible capital of $16.6 million, or 19.3% of tangible assets. The Bank was classified as "well capitalized" at March 31, 2003 under OTS regulations.

Item 3.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. The term "disclosure controls and procedures" is defined in Rule 13a-14(c) of the Securities Exchange Act of 1934, or (the "Exchange Act"). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls an procedures as of a date within 90 days before the filing of this quarterly report, and they have concluded of this date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

(b) Changes in Internal Controls. There were no significant changes to our internal controls or in the other factors that could significantly affect our internal controls subsequent to the date of their evaluation by our Chief Executive Officer and our Chief Financial Officer, including any corrective actions with regard to significant deficiencies and material weakness.


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

In the ordinary course of business, the Company and the Bank are subject to legal actions, which involve claims for monetary relief. Management, based on the advice of counsel, does not believe that any currently known legal actions, individually or in the aggregate, will have a material effect on its consolidated financial condition or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

At the annual meeting of stockholders held on February 18, 2003, the Company's stockholders (i) elected three directors, Richard F. Bennett, Timothy J. Monroe and Joseph C. Pistolesi, each to serve for a three-year term to expire at the annual meeting of the stockholders to be held in 2006, and (ii) ratified an amendment to the Company's SOP to provide that awards under the plan shall fully vest in the event of a change in control of the Company or the Bank or upon retirement of an option holder, (iii) ratified an amendment to the Company's MRP to provide that awards under the plan shall fully vest in the event of a change in control of the Company or the Bank or upon retirement of an award recipient and (iv) ratified the appointment of Beard Miller Company LLP as the independent public accountants for the fiscal year ending September 30, 2003. The terms of office of directors Richard E. Jones, Robert J. Leader, Frank Langevin, and Larry Straw all continued after the annual meeting.

Of the 2,277,884 shares entitled to vote proposition (i) at the meeting, a total of 2,173,993 shares (95.44%) voted as follows:

      (i) ELECTION OF DIRECTORS:

                                    For          %        Withheld       %
                                 ---------      ----      --------      ----
        Richard F. Bennett       2,164,688      99.6        9,305        0.4
        Timothy J. Monroe        2,141,213      98.5       32,780        1.5
        Joseph C. Pistolesi      2,140,813      98.5       33,180        1.5

Of the 966,662 shares entitled to vote proposition (ii) at the meeting, a total of 862,771 shares (89.25%) voted as follows:

      (ii) RATIFICATION OF AN AMENDMENT TO GOUVERNEUR BANCORP, INC. SOP:

             For          %         Against       %        Abstain       %
           -------       ----       -------      ----      -------      ----

           795,230       92.2        54,681       6.3       12,860       1.5

Of the 966,662 shares entitled to vote proposition (iii) at the meeting, a total of 862,771 shares (89.25%) voted as follows:

      (iii) RATIFICATION OF AN AMENDMENT TO GOUVERNEUR BANCORP, INC. MRP:

             For          %         Against       %        Abstain       %
           -------       ----       -------      ----      -------      ----

           797,755       92.5        55,031       6.4        9,985       1.1

Of the 2,277,884 shares entitled to vote proposition (iv) at the meeting, a total of 2,173,993 shares (95.44%) voted as follows:

      (iv) RATIFICATION OF INDEPENDENT PUBLIC ACCOUNTANTS:

             For          %         Against       %        Abstain       %
           -------       ----       -------      ----      -------      ----

         2,171,585       99.9           581       0.0        1,827       0.1

     Item 6.  Exhibits and Reports on Form 8-K

        (a)   Exhibits

              99.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.

              99.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.

        (b)   Reports on Form 8-K

                  No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Gouverneur Bancorp, Inc.


Date: May 12, 2003                By: /s/ RICHARD F. BENNETT
                                      ------------------------------------------
                                      Richard F. Bennett
                                      President and Chief Executive Officer
                                      (principal executive officer and
                                      officer duly authorized to sign
                                      on behalf of the registrant)

                                  By: /s/ ROBERT TWYMAN
                                      ------------------------------------------
                                      Robert Twyman
                                      Vice President and Chief Financial Officer
                                      (principal financial officer duly
                                      authorized to sign on behalf of the
                                      registrant)

                                  Certification

I, Richard F. Bennett, Chief Executive Officer of the Company, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Gouverneur Bancorp, Inc.

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statement were made, not misleading with respect to the period covered by this quarterly report;

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

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          c) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE:  May 12, 2003

/s/ RICHARD F. BENNETT
------------------------------
RICHARD F. BENNETT
CHIEF EXECUTIVE OFFICER

                                  Certification

I, Robert J. Twyman, Chief Financial Officer of the Company, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Gouverneur Bancorp, Inc.

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statement were made, not misleading with respect to the period covered by this quarterly report;

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

          b)evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

DATE:  May 12, 2003

/s/ ROBERT J. TWYMAN
---------------------------
ROBERT J. TWYMAN
CHIEF FINANCIAL OFFICER