Form 10QSB
period 2003-06-30
GOUVERNEUR BANCORP INC
filed 2003-08-08
CIK 1063942

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 2003

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

                                                          Outstanding at
          Class                                           June 30, 2003
-----------------------------                             --------------
Common Stock, par value $ .01                               2,277,884

Transitional Small Business Disclosure Format (check one):

                                 Yes [ ] No [X]

                            GOUVERNEUR BANCORP, INC.
                                   FORM 10-QSB
                                TABLE OF CONTENTS





PART 1 - FINANCIAL INFORMATION                                              Page
------------------------------                                              ----

Item 1.  Financial Statements - Unaudited

         Consolidated Statements of Financial Condition at June 30, 2003
         and at September 30, 2002                                            3

         Consolidated Statements of Income for the three and nine months
         ended June 30, 2003 and 2002                                         4

         Consolidated Statements of Shareholders' Equity for nine months
         ended June 30, 2003 and 2002                                         5

         Consolidated Statements of Cash Flows for the nine months ended
         June 30, 2003 and 2002                                               7

         Notes to Consolidated Financial Statements                           8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.                                          11

Item 3.  Controls and Procedures                                             20

PART II - OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings                                                   21

Item 6.  Exhibits and Reports on Form 8-K                                    21

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                     GOUVERNEUR BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                  (In thousands, except share data) (Unaudited)


                                                                       June 30,    September 30,
                                                                         2003          2002
                                                                      ----------    ----------
Assets:
Cash and due from banks                                               $    1,716    $    1,481
Interest-bearing deposits in bank                                            486         1,566
Securities available-for-sale                                             23,524        23,108
Securities held-to-maturity (fair value of $551 at June 30,
  2003 and $1,352 at September 30, 2002)                                     546         1,341
Total loans                                                               59,785        54,604
  Deferred loan costs                                                        458           412
  Allowance for loan losses                                                 (672)         (671)
                                                                      ----------    ----------
                         Loans, net                                       59,571        54,345
Accrued interest receivable                                                  396           404
Federal Home Loan Bank stock, at cost                                        610           745
Premises and equipment, net                                                1,508         1,848
Other assets                                                                 470           220
                                                                      ----------    ----------
                         Total assets                                 $   88,827    $   85,058
                                                                      ==========    ==========

Liabilities:
Deposits: Non interest-bearing demand                                 $      704    $      779
          NOW and money market                                             8,755         7,141
          Savings                                                         18,926        15,821
          Time                                                            28,543        29,020
                                                                      ----------    ----------
                         Total deposits                                   56,928        52,761
Securities sold under agreements to repurchase                             5,700         6,900
Advances from the Federal Home Loan Bank                                   6,500         6,500
Other liabilities                                                          2,138         1,669
                                                                      ----------    ----------
                         Total liabilities                                71,266        67,830
                                                                      ----------    ----------

Shareholders' Equity:
Preferred stock, $.01 par value, 1,000,000 shares
     authorized; none issued                                                  --            --
Common stock, $.01 par value, 9,000,000 shares
     authorized; 2,384,040 shares issued                                      24            24
Additional paid-in capital                                                 4,565         4,570
Retained earnings                                                         13,328        13,025
Accumulated other comprehensive income                                       555           537
Unearned common stock held by Management Recognition Plan                    (90)          (73)
Unallocated common stock held by Employee Stock Ownership Plan              (284)         (312)
Treasury Stock, at cost, 106,156 shares at June 30, 2003 and
     107,281 shares at September 30, 2002                                   (537)         (543)
                                                                      ----------    ----------
                         Total shareholders' equity                       17,561        17,228
                                                                      ----------    ----------
                         Total liabilities and shareholders' equity   $   88,827    $   85,058
                                                                      ==========    ==========

See accompanying notes to consolidated financial statements.

                     GOUVERNEUR BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                (In thousands, except per share data) (Unaudited)

                                                             Three Months Ended          Nine Months Ended
                                                                   June 30,                   June 30,
                                                           -----------------------    -----------------------
                                                              2003         2002          2003         2002
                                                           ----------   ----------    ----------   ----------
Interest income:
----------------
Loans                                                      $    1,083   $    1,119    $    3,302   $    3,441
Securities                                                        185          251           618          750
Other short-term investments                                        7            6            19           20
                                                           ----------   ----------    ----------   ----------
     Total interest income                                      1,275        1,376         3,939        4,211

Interest expense:
-----------------
Deposits                                                          309          353         1,008        1,212
Borrowings - short term                                            24           27            53           88
Borrowings - long term                                            116          145           406          459
                                                           ----------   ----------    ----------   ----------
     Total interest expense                                       449          525         1,467        1,759
                                                           ----------   ----------    ----------   ----------

     Net interest income                                          826          851         2,472        2,452
Provision for loan losses                                          25           25            75           75
                                                           ----------   ----------    ----------   ----------
     Net interest income after provision for loan losses          801          826         2,397        2,377

Non-interest income:
--------------------
Service charges                                                    38           28           100           77
Realized gains on sales of securities                              --            2            97           98
Other                                                              29           23            84           70
                                                           ----------   ----------    ----------   ----------
     Total non-interest income                                     67           53           281          245

Non-interest expenses
---------------------
Salaries and employee benefits                                    300          271           972          813
Directors fees                                                     27           20            75           54
Occupancy and equipment                                            85           65           265          188
Data processing                                                    31           30            94           88
Postage and supplies                                               19           37            90           89
Professional fees                                                  38           35           124          113
Foreclosed assets, net                                             26           (2)           55           20
Other                                                              84           90           310          249
                                                           ----------   ----------    ----------   ----------
     Total non-interest expenses                                  610          546         1,985        1,614

     Income before income tax expense                             258          333           693        1,008
Income tax expense                                                 97          131           264          397
                                                           ----------   ----------    ----------   ----------
     Net income                                            $      161   $      202    $      429   $      611
                                                           ==========   ==========    ==========   ==========

Earnings per common share - basic (Note 3)                 $     0.07   $     0.09    $     0.19   $     0.28
Earnings per common share - diluted (Note 3)               $     0.07   $     0.09    $     0.19   $     0.28

See accompanying notes to consolidated financial statements

                     GOUVERNEUR BANCORP, INC AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                         Nine months ended June 30, 2003
                  (In thousands, except share data) (Unaudited)

                                                                     Accumulated   Unearned   Unallocated
                                           Additional                   Other       Common      common
                                  Common     paid in      Retained  Comprehensive stock held   stock held    Treasury
                                  stock      capital      earnings      Income      by MRP      by ESOP        stock       Total
                                ----------  ----------   ----------   ----------  ----------   ----------   ----------   ----------
Balance at September 30, 2002   $       24  $    4,570   $   13,025   $      537  $      (73)  $     (312)  $     (543)  $   17,228

Comprehensive income:
   Net income                                                   429                                                             429
   Change in net unrealized
      gain on securities
      available for sale
      net of taxes                                                            18                                                 18
                                                                                                                          ----------

     Total comprehensive income                                                                                                 447
                                                                                                                          ----------

Allocation of ESOP (5,808 shares)                   28                                                 28                        56

Purchase stock for MRP
   (6,600 shares)                                  (33)                                  (32)                                   (65)
Amortization of MRP                                                                       15                                     15
Exercise of stock options
   (1,125 shares)                                                                                                    6            6

Cash dividends declared
   ($0.13 per share)                                           (126)                                                           (126)
                                ----------  ----------   ----------   ----------  ----------   ----------   ----------   ----------

Balance at June 30, 2003        $       24  $    4,565   $   13,328   $      555  $      (90)  $     (284)  $     (537)  $   17,561
                                ==========  ==========   ==========   ==========  ==========   ==========   ==========   ==========

See accompanying notes to consolidated financial statements

                     GOUVERNEUR BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                         Nine months ended June 30, 2002
                  (In thousands, except share data) (Unaudited)

                                                                  Accumulated
                                        Additional                  Other
                              Common     paid-in      Retained   Comprehensive Unallocated  Unallocated    Treasury
                              stock      capital      earnings      Income         MRP          ESOP         stock          Total
                            ----------  ----------   ----------   ----------    ----------   ----------    ----------    ----------
Balance at
September 30, 2001          $       24  $    4,540   $   12,463   $      610    $      (89)  $     (349)   $     (543)   $   16,656

Comprehensive income:
   Net income                                               611                                                                 611
   Change in net
      unrealized gain
      (loss) on securities
      available for sale,
      net of taxes                                                       (38)                                                   (38)
                                                                                                                         ----------

Total comprehensive income                                                                                                      573
                                                                                                                         ----------

Allocation of ESOP
    (5,258 shares)                              22                                                   27                          49

Amortization of MRP                                                                     11                                       11

Cash dividends declared
   ($0.10 per share)                                        (97)                                                                (97)

                            ----------  ----------   ----------   ----------    ----------   ----------    ----------    ----------
Balance at June 30, 2002    $       24  $    4,562   $   12,977   $      572    $      (78)  $     (322)   $     (543)   $   17,192
                            ==========  ==========   ==========   ==========    ==========   ==========    ==========    ==========

                     GOUVERNEUR BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASHFLOWS
                           (In thousands) (Unaudited)


                                                                            Nine Months Ended
                                                                                June 30,
                                                                         ------------------------
                                                                            2003          2002
                                                                         ----------    ----------
Cash flows from operating activities:
   Net Income                                                            $      429    $      611

   Adjustments to reconcile net income to net cash provided
      (used) by operating activities:
            Depreciation                                                        111            60
            Provision for loan losses                                            75            75
            Net gain on sales of securities                                     (97)          (98)
            Net amortization of securities                                       87            64
            Allocation and earned shares of ESOP and MRP                         71            60
            Decrease in accrued interest receivable                               8            61
            Decrease (increase) in other assets                                 (16)          279
            Increase (decrease) in other liabilities                            457          (893)
                                                                         ----------    ----------
                    Net cash provided by operating activities                 1,125           219
                                                                         ----------    ----------

Cash flows from investing activities:
   Net decrease (increase) in loans                                          (5,535)        1,567
   Proceeds from sales of securities AFS                                        599           112
   Proceeds from maturities and principal reductions of securities AFS        3,782         4,693
   Purchases of securities AFS                                               (4,755)       (7,056)
   Proceeds from maturities and principal reductions of securities HTM          793           928
   Additions to premises and equipment                                          (21)         (556)
   Proceeds from sale of land                                                   250            --
   Redemptions of Federal Home Loan Bank stock                                  135            75
                                                                         ----------    ----------
                    Net cash used in investing activities                    (4,752)         (237)
                                                                         ----------    ----------

Cash flows from financing activities:
   Net increase in deposits                                                   4,167         2,047
   Exercise of stock options                                                      6            --
   Net payments of short-term borrowings                                     (1,200)       (1,500)
   Purchase of common stock for Management Recognition Plan                     (65)           --
   Payment of cash dividends                                                   (126)          (97)
                                                                         ----------    ----------
                     Net cash provided by financing activities                2,782           450
                                                                         ----------    ----------

Net increase (decrease) in cash and cash equivalents                           (845)          432
Cash and cash equivalents at beginning of period                              3,047         2,852
                                                                         ----------    ----------

Cash and cash equivalents at end of period                               $    2,202    $    3,284
                                                                         ==========    ==========


Non-cash investing activities:
   Additions to foreclosed assets                                        $      234    $      115
Cash paid during the period for:
   Interest                                                                   1,477         1,771
   Income taxes                                                                 178           339

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

         Cambray Mutual Holding Company ("Cambray MHC"), the Company's parent mutual holding company, held 1,311,222 shares or 57.6% of the Company's issued and outstanding common stock, and shareholders other than Cambray MHC held 966,662 shares or 42.4% of such stock at June 30, 2003.

2.       Basis of Presentation
         ---------------------

         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments consisting of only normal recurring adjustments or accruals which are necessary for a fair presentation of the consolidated financial statements have been made at and for the three month and the nine month periods ended June 30, 2003 and 2002. The results of operations for the three month and nine month periods ended June 30, 2003 are not necessarily indicative of the results which may be expected for an entire fiscal year or other interim periods

         These consolidated financial statements should be read in conjunction with our September 30, 2002 audited financial statements and related notes included in our 2002 Annual Report on Form 10-KSB.

3.       Earnings Per Share
         ------------------

         Basic earnings per share is calculated by dividing net income by the weighted average number of shares outstanding during the period. Unallocated shares held by the Company's Employee Stock Ownership Plan ("ESOP") are not included in the weighted average number of shares outstanding. Unearned shares held by the Company's Management Recognition Plan ("MRP") are not included in the weighted average number of shares outstanding. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.

         Basic and diluted earnings per share for the three-month and nine-month periods ended June 30, 2003 and 2002 were computed as follows (in thousands, except per share data):

                                                      Three Months Ended     Nine Months Ended
                                                            June 30,              June 30,
                                                      -------------------   -------------------
         Basic earnings per share:                      2003       2002       2003       2002
                                                      --------   --------   --------   --------
         Net income                                   $    161   $    202   $    429   $    611
         Weighted average common shares outstanding      2,206      2,192      2,204      2,191
         Basic earnings per share                     $   0.07   $   0.09   $   0.19   $   0.28

                                                                  Three Months Ended     Nine Months Ended
                                                                        June 30,              June 30,
                                                                  -------------------   -------------------
         Diluted earnings per share:                                2003       2002       2003       2002
                                                                  --------   --------   --------   --------
         Net income                                               $    161   $    202   $    429   $    611
         Weighted average common shares outstanding                  2,206      2,192      2,204      2,191
         Additional potentially dilutive securities from common
            stock options (equivalent in common stock)                  31         31         30         27
                                                                  --------   --------   --------   --------
         Diluted weighted average common shares outstanding          2,237      2,223      2,234      2,218
                                                                  ========   ========   ========   ========
         Diluted earnings per share                               $   0.07   $   0.09   $   0.19   $   0.28

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

         A summary of the unrealized gains and reclassification adjustments of securities available for sale and the related tax effects for the three and nine month periods ended June 30, 2003 and 2002 is as follows (in thousands):

                                                               Three Months Ended        Nine Months Ended
                                                                    June 30,                   June 30,
                                                             ----------------------    ----------------------
                                                                2003         2002         2003         2002
                                                             ---------    ---------    ---------    ---------
         Unrealized holding gains arising
            during the period                                $      59    $     119    $     126    $       6

         Reclassification adjustment for gains realized in
            net income during period                                --           (2)         (97)         (98)
                                                             ---------    ---------    ---------    ---------
                                                                    59          117           29          (92)


         Tax effect                                                (24)         (48)         (11)          54
                                                             ---------    ---------    ---------    ---------

         Other comprehensive income (loss), net of tax       $      35    $      69    $      18    $     (38)
                                                             =========    =========    =========    =========

5.       Stock Option and Management Recognition Plans
         ---------------------------------------------

         The Company has a Stock Option Plan ("SOP") and a MRP for directors, officers and key employees. The Company accounts for stock options granted under the SOP and MRP in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The Company provides pro forma net income and pro forma earnings per share disclosures for employee stock options grants as if the fair-value-based method defined in Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, had been applied. The fair value of the shares awarded, under the MRP, measured as of the grant date, is recognized as unearned compensation (a component of shareholders' equity) and amortized to compensation expense over the vesting period.

         The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation (in thousands, except per share data):

                                                                     Three Months Ended           Nine Months Ended
                                                                           June 30,                    June 30,
                                                                   ------------------------    ------------------------
                                                                      2003          2002          2003          2002
                                                                   ----------    ----------    ----------    ----------
         Net income, as reported                                   $      161    $      202    $      429    $      611

         Total stock-based compensation expense determined
            under fair value method for all awards, net of taxes          (12)           (7)          (26)          (20)
         Amounts included in determination of net income,
            net of taxes                                                    2             3             8             7
                                                                   ----------    ----------    ----------    ----------
          Pro forma net income                                     $      151    $      198    $      411    $      598
                                                                   ==========    ==========    ==========    ==========

         Earnings per share:
             Basic - as reported                                   $     0.07    $     0.09    $     0.19    $     0.28
             Basic - pro forma                                           0.07          0.09          0.19          0.28
             Diluted - as reported                                 $     0.07    $     0.09    $     0.19    $     0.28
             Diluted - pro forma                                         0.07          0.09          0.19          0.27

6.       Impact of New Accounting Standards
         ----------------------------------

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

         Outstanding letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Company had one $20,000 standby letter of credit as of June 30, 2003. The Bank uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments.

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

         In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51". This interpretation provides new guidance for the consolidation of variable interest entities (VIEs) and requires such entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among parties involved. The interpretation also adds disclosure requirements for investors that are involved with unconsolidated VIEs. The disclosure requirements apply to all financial statements issued after January 31, 2003. The consolidation requirements apply immediately to VIEs created after January 31, 2003 and are effective for the first fiscal year or interim period beginning after June 15, 2003 for VIEs acquired before February 1, 2003. The adoption of this interpretation did not have any impact on the Company's financial condition or results of operations.

         In May 2003, the Financial Accounting Standards Board issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This Statement requires that an issuer classify a financial instrument that is within its scope as a liability. Many of these instruments were previously classified as equity. This Statement was effective for financial instruments entered into or modified after May 31, 2003 and otherwise was effective beginning July 1, 2003. The adoption of this standard did not have any impact on the Company's financial condition or results of operations.

7.       Retained Earnings
         -----------------

         Cambray MHC has waived receipt of past dividends from the Company. The dividends waived by Cambray MHC are considered as restrictions in the retained earnings of the Company. As of June 30, 2003, the aggregate retained earnings restricted for cash dividends waived was $576,939.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

    Gouverneur Bancorp, Inc. ("We" or the "Company") is a corporation organized under the laws of the United States in March 1999, in connection with the reorganization of its wholly owned subsidiary, Gouverneur Savings and Loan Association (the "Bank"), into a mutual holding company structure. The Company's assets consist primarily of all the outstanding capital stock of the Bank and cash of $146,000 at June 30, 2003. The Company's principal business is the ownership of the Bank. The Company is a savings and loan holding company registered with the Office of Thrift Supervision ("OTS") and subject to regulation under federal banking laws and regulations. In this document, references to the Company include the Bank, unless the context denotes otherwise. The terms "Registrant", "we", "our" or similar terms refer to Gouverneur Bancorp, Inc.

    The Bank has been and continues to be a community oriented financial institution offering a variety of financial services. The Bank attracts deposits from the general public and uses those deposits together with funds borrowed from the Federal Home Loan Bank ("FHLB") of New York, to make loans and other investments. Most of the loans are one to four family residential mortgages made to residents in the Bank's primary market area, which is southern St. Lawrence and northern Jefferson and Lewis counties in New York State. The Bank's deposit accounts are insured by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC"), and the Bank is subject to regulation by the FDIC and the OTS.

    Our profitability depends, to a large extent, on our net interest income, which is the difference between the interest we receive on our interest earning assets, such as loans and investments, and the interest we pay on interest bearing liabilities, such as deposits and borrowings. Other categories of expenses generally include the provision for loan losses, salaries and employee benefits costs, occupancy expenses and various categories of operational expenses. External factors, such as general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities, can have a substantial effect on profitability.

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

Comparison of Financial Condition at June 30, 2003 and September 30, 2002.

      During the nine months from September 30, 2002 through June 30, 2003, total assets increased $3.7 million, or 4.35%, from $85.1 million to $88.8 million. Net loans increased by $5.3 million, or 9.76%, from $54.3 million to $59.6 million. The increase in loans was the result of increases of $5.6 in residential real estate loans and $0.7 million in other commercial loans combined with decreases of $0.3 million in commercial real estate loans and $0.7 million in other consumer loans. Bank originated commercial loans continue to decline since we are originating very little in the way of new loans. We expect that trend to continue since we are not actively soliciting new loans, nor are we actively searching for a commercial loan officer. However, we have started to purchase the guaranteed portion of United States Department of Agriculture ("USDA") guaranteed loans. The increase in other commercial loans is the result of having purchased $0.9 million of these loans as of June 30, 2003 versus none on September 30, 2002. We expect to maintain a portfolio of $2 to $3 million of the government guaranteed loans going forward.

      Approximately 80% of the growth in residential real estate loans is in adjustable rate products. We have deliberately kept our fixed rate mortgage rates priced higher than secondary market products since we hold our mortgage loans to term. Management feels that offering loans fixed at the secondary market rates would subject the Bank to excessive interest rate risk and it would also expose a higher percentage of our portfolio to the lower rates. We have lowered our adjustable rate mortgage loan rates to be competitive with rates offered in the Bank's market area, although still not as low as rates available for adjustable rate loans sold in the secondary market.

      The decrease in consumer loans is the result of a $1.1 million decrease in auto loans being partially offset by an increase of $0.4 million in other consumer loans. Special financing arrangements offered by automobile manufacturers continue to hinder demand for the Bank's automobile loans.

      Our borrowed funds from the FHLB, consisting of advances and securities repurchase obligations, were $12.2 million on June 30, 2003 versus $13.4 million on September 30, 2002, as $1.2 million was repaid over that period. Deposits increased $4.1 million, or 7.77%, from $52.8 million to $56.9 million during the past nine months. Savings deposits and NOW and money market accounts increased

$3.1 million and $1.6 million respectively. These increases were partially reduced by decreases of $0.1 million in non-interest checking and $0.5 million in time deposits. It appears customers may be parking funds in NOW, money market and savings accounts until rates improve on time deposits, or until confidence is restored in the stock markets.

      Shareholders' equity rose by $333,000 during the first nine months of this fiscal year. Shareholders' equity grew as a result of the combination of net income of $429,000, an increase of $18,000 in other comprehensive income as the fair value of "available for sale" securities increased, a net increase of $71,000 as a net result of the amortization of ESOP shares and allocation of MRP shares and the issuance of $6,000 in treasury stock. Treasury stock was used to supply the 1,125 shares needed when one director exercised some of his vested options. Shareholders' equity was reduced by the payment of a cash dividend of $126,000 to our shareholders and by $65,000 for the purchase of 6,600 shares of common stock for the MRP.

      At June 30, 2003, non-performing assets were 0.78% of total assets, down from 0.88% at September 30, 2002. Non-performing loans decreased from 1.25% of total loans to 0.88% over the same period. A summary of the Company's non-performing assets and related ratios follows:

                                                 June 30,    September 30,
               Non-performing assets               2003          2002
               ---------------------            ----------    ----------

               Non-accrual loans
               -----------------
               Residential mortgages
                   and home equity loans        $      164    $      282
               Commercial mortgages                     83            41
               Consumer other                           45            12
               Commercial other                        232            84
                                                ----------    ----------
                                                       524           419

               Restructured commercial other            --           261
                                                ----------    ----------
                   Total non-performing loans          524           680

               Foreclosed real estate                  158            25
               Other repossessed assets                 11            46
                                                ----------    ----------
                 Total non-performing assets    $      693    $      751
                                                ==========    ==========


               Non-performing loans to
                    total loans                       0.88%         1.25%


               Non-performing assets to
                    total assets                      0.78%         0.88%


      The Company had no loans more than 90 days delinquent and accruing at June 30, 2003 or September 30, 2002.

      Two of the six non-accrual residential mortgages are currently in foreclosure proceedings while the commercial mortgage is in bankruptcy. The borrower filing bankruptcy has four loans, all non-accrual, totaling $210,000, comprised of the $83,000 commercial mortgage, a $112,000 commercial equipment loan, a $13,000 automobile loan and a $2,000 unsecured loan. Three loans, including the equipment loan in bankruptcy, account for the $232,000 balance in commercial other. We are selling a foreclosed property that we expect to cover one loan for $45,000 and the remaining loan in the amount of $75,000 carries an 80% guarantee from the Small Business Administration ("SBA").

      Four automobile loans totaling $32,000 and two other consumer loans totaling $13,000 comprise the consumer other total. Each of those balances includes one of the loans for the customer in bankruptcy mentioned in the preceding paragraph.

      Management believes that these non-performing loans are adequately secured by collateral. Further, management is not aware of any factors common to these loans, which caused their non-performance or any developments that suggest an upward trend in delinquencies. Accordingly, while we will continue to monitor asset quality, management has determined that a modest increase in the loan loss allowance is appropriate at this time due to the increase in the size of the loan portfolio. Since our growth is in residential mortgages, which have a lower degree of risk than consumer and commercial loans, and since the level of the Bank's commercial loans, not including purchased USDA guaranteed loans, and consumer loans has decreased, we believe that the small increase in the allowance is justified.

Comparison of Results of Operations for the Three Months Ended June 30, 2003 and 2002.

      General. Our net income for the three months ended June 30, 2003 was $161,000, a decrease of $41,000, or 20.3%, compared to our net income for the same period last year. The reduction in net income was the result of the combination of the following factors:

      1. net interest income decreased by $25,000 as the result of interest income decreasing more than interest expense,

      2.    non-interest income grew by $14,000 over last year's period,

      3. non-interest expense increased $64,000 in the three month period this year compared to last year's period as a result of increases in most non-interest expense categories and

      4.    a decrease of $34,000 in income taxes.

      Basic and diluted earnings per share were $0.07 for this year's quarter versus $0.09 for both measures in last year's quarter.

      Interest Income. Interest income decreased $101,000, or 7.34%, from the three months ended June 30, 2002 to the three months ended June 30, 2003. The average interest rate we earned on our interest-earning assets was 84 basis points (0.84%) lower in this year's quarter than last year' quarter which resulted in a decrease of $162,000 in interest income, while a $4.0 million increase in the average balance of interest-earning assets resulted in an increase of $61,000 in interest income.

      Interest income on loans decreased by $36,000, or 3.21%. A decrease in loan yields by 67 basis points decreased our interest income by $93,000 while an increase of $2.8 million in the average balance of loans from $54.1 million to $56.9 million resulted in an increase of $57,000 in interest income.

      Interest income on securities and other short-term investments decreased by $66,000, or 26.3% for the quarter ended June 30, 2003 versus the quarter ended June 30, 2002. A decrease in the yields on our securities portfolio by 116 basis points, or 1.16% and by 48 basis points, or 0.48% on other short-term investments reduced interest income by $69,000, while an increase in the average balances of securities and other short-term investments of $1.2 million increased interest income by $4,000.

      The decrease in the average rates earned on securities was caused in part by the downward adjustment of adjustable-rate mortgaged-backed securities in the portfolio over the past year. The one-year adjustable-rate mortgage-backed securities help reduce the interest rate sensitivity effects of our long-term fixed-rate mortgage portfolio.

      Interest Expense. Interest expense decreased $76,000, or 14.5%, in the third quarter of fiscal 2003 versus fiscal 2002. A decrease of 66 basis points (0.66%) in the average rate we paid on interest-bearing liabilities from 3.31% last year to 2.65% this year resulted in a decrease of $85,000 in interest expense, while an increase of $4.3 million from $63.7 million to $68.0 million in the average balance of interest-bearing liabilities resulted in a $9,000 increase in interest expense.

      Interest expense decreased on savings and club accounts, NOW and money accounts, time deposits and borrowed funds by $11,000, $2,000, $31,000 and $32,000, respectively. The average rate we paid on savings and club accounts decreased by 65 basis points, or 0.65%, resulting in a $28,000 decrease in interest expense, while an increase of $3.4 million in the average balance of savings and club accounts resulted in an increase of $17,000 in interest expense. The average rate we paid on NOW and money market accounts decreased by 29 basis points, or 0.29%, resulting in a $6,000 decrease in interest expense, while an increase of $1.5 million in the average balance of NOW and money market accounts resulted in a $4,000 increase in interest expense. A decrease of 70 basis points, or 0.70%, in the average rate we paid on time deposits decreased interest expense by $48,000, while an increase in the average balance of time deposits resulted in an increase of $17,000 in interest expense. The cost of our FHLB borrowed funds decreased by 8 basis points, or 0.08%, resulting in a decrease of $3,000 in interest expense, while a decrease in the average balance of our FHLB borrowed funds of $2.6 million resulted in a decrease of $29,000 in interest expense.

      Net Interest Income. The net effect of the decreases in interest income and interest expense was a $25,000 decrease in net interest income. Decreases in interest rates reduced interest income and interest expense by $162,000 and $85,000, respectively, resulting in a net decrease of $77,000 in net interest income. Increases in the average balances of interest-earning assets and interest-bearing liabilities increased interest income and interest expense by $61,000 and $9,000, respectively, resulting in a $52,000 increase in net interest income.

      Our interest rate spread (the difference between the average rate we earn and the average rate we pay) decreased by 18 basis points, or 0.18%. Also, net interest margin decreased by 33 basis points to 4.00% in the third fiscal quarter of 2003, down from 4.33% for the fiscal third quarter of 2002.

      Average capital represented 21.1% of average interest-earning assets for the quarter ended June 30, 2003, while it represented 21.7% of average interest-earning assets for the same quarter last year. The decrease in the capital ratio, which reflects an increase in leverage, reflects that our growth in interest-earning assets from the last fiscal year has been greater than our equity growth for the same period. Our ratio of average interest-earning assets to average interest-bearing liabilities decreased from 1.24 times in 2002 to
1.22 times in 2003.

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

      For the three months ended June 30, 2003, we provided $25,000 for loan losses, compared to $25,000 in the same quarter last year. At June 30, 2003, the ratio of our loan loss allowance to total loans was 1.12% as compared to 1.23% on June 30, 2002. On March 31, 2003, the allowance was $659,000, or 1.17% of total loans, and we determined at the end of the third quarter that the appropriate level for the allowance was $672,000. We had charge-offs during the quarter of $34,000 and recoveries of $22,000, so a $25,000 provision was necessary to reach the desired level for the allowance. Our level of non-accruing loans, loans 90 days and still accruing and restructured loans was $524,000, or 0.88% of total loans at June 30, 2003 compared to $492,000, or 0.89% of total loans at March 31, 2003. While management feels that these loans are adequately secured, a slight increase in the allowance for loan losses was deemed appropriate at June 30, 2003. The reduction of the ratio of the loan loss allowance to total loans from 1.17% at March 31, 2003 to 1.12% at June 30, 2003 is justified by the fact that residential real estate loans have increased by $3.5 million, while commercial and consumer loans originated by the Bank, which have more risk than residential mortgages, have decreased by $0.4 million over that period of time.

      Non-interest Income. Our non-interest income was $14,000 higher in the 2003 quarter versus the 2002 quarter. Service charges and other income increased by $16,000, while the gain on sale of securities decreased by $2,000 for the third quarter of this year as compared to last year's quarter.

      Non-interest Expenses. Our non-interest expenses increased by $64,000 from the 2002 fiscal quarter to this year's quarter. This increase was primarily due to increased costs of $29,000 for salaries and employee benefits, $7,000 in directors' fees, $20,000 in building, occupancy and equipment and $28,000 in foreclosed asset expense. Postage and supplies expenses decreased by $18,000 and other operating expenses were $6,000 less in the third quarter of this fiscal year as compared to last fiscal year's third quarter. The increase in salaries and employee benefits expense resulted from performance increases to our employees and having an additional five people on our staff for all of this year's quarter, compared to part of last year's quarter for the two new offices opened in August of 2002. Pension expense decreased to offset part of the increase since we had costs of restating retirement plan documents in last year's quarter, but not in this year's quarter. Last year, director's fees were reduced by losses in the market values of a deferred fees plan. At June 30, 2003 and June 30, 2002 we had twenty-nine full-time and two part-time employees.

        Income tax expense. Our income tax expense decreased by $34,000, or 26.0%, comparing the third quarter of fiscal 2003 to the same quarter of fiscal 2002. The decreased expense was the result of lower income before income tax of $75,000, or 22.5%, from last year's $333,000 to this year's $258,000.

Comparison of Results of Operations for the Nine Months Ended June 30, 2003 and 2002.

      General. Our net income for the nine months ended June 30, 2003 was $429,000, a decrease of $182,000 from last year's $611,000, or 29.8%. The following operating results combined to produce the decrease:

      1. net interest income increased by $20,000 as interest expense decreased by more than interest income,

      2.    non-interest income improved by $36,000,

      3.    non-interest expenses increased $371,000 and

      4.    income taxes decreased by $133,000.

      Basic earnings per common share and diluted earnings per common share were each $0.19 for the first nine months of this fiscal year and $0.28 for the first nine months of last fiscal year.

      Interest Income. Interest income decreased by $272,000, or 6.5%, from the nine months ended June 30, 2002 to the nine months ended June 30, 2003. As interest rates reach new historic lows, our portfolios continue to re-price lower, reducing both interest income and interest expense. Average interest-earning assets increased $2.9 million from $79.0 million for the first nine months of fiscal year 2002 to $81.8 million for the same period this year.

The increase was composed of a $2.0 million increase in the average balance in securities and other short-term investments from $24.0 million in fiscal 2002 to $26.0 million in fiscal 2003, and an increase of $0.9 million in loans from $54.9 million last year to $55.8 million this year.

      The average interest rate we earned on our loans and investments was 69 basis points (0.69%) lower in the first nine months this year than last year as the rate fell from 7.13% last year to 6.44% this year. The average rate earned on loans fell 47 basis points (0.47%) from 8.38% last year to 7.91% this year, while the average rate earned on securities decreased by 98 basis points, or 0.98% from 4.48% last year to 3.50% this year, and the average rate on other short-term investments, primarily overnight fed funds, decreased by 57 basis points (0.57%) from 1.63% to 1.06%.

      The decrease in the average interest rate earned on loans resulted in a decrease of $165,000 in interest income, while the increase in average loan balance increased interest income by $26,000, resulting in a $139,000 decrease in interest income for the loan portfolio.

      Holding one-year adjustable rate mortgage-backed securities in the investment portfolio during the falling rate environment has caused additional reduction in interest income. However, these securities help reduce the interest rate sensitivity effects of our long-term fixed-rate mortgage portfolio in a rising rate scenario. For our securities and other short-term investments, the drop in interest rates resulted in a decrease in interest income of $156,000, while an increase in the average balances increased interest income by $23,000 resulting in a net decrease of $133,000 in interest income.

      Overall, the decrease in the average interest rates reduced interest income by $321,000, while the increase in the volume of interest-earning assets yielded a $49,000 increase in interest income, for a net decrease of $272,000 in interest income.

      Interest Expense. Like interest income, interest expense also decreased from the first nine months of 2002 to the first nine months of 2003 as a result of decreases in interest rates paid on interest-bearing liabilities. However, the average balances of interest-bearing liabilities increased as a result of increases in the average balances of savings and club accounts, time certificates and NOW and money markets accounts. These increases were offset in part by a decrease in our average borrowings from the FHLB. A $265,000 decrease in interest expense was due to a decrease of 76 basis points (0.76%) in the average rate we paid on interest-bearing liabilities from 3.68% in 2002 to 2.92% in 2003. Additional interest cost of $27,000 resulted from an increase in the average balance of interest-bearing liabilities by $3.3 million, from $63.8 million at June 30, 2002 to $67.1 million at June 30, 2003.

      Interest expense decreased on savings and club accounts, NOW and money market accounts, time deposits and funds borrowed from FHLB by $11,000, $8,000, $185,000 and $88,000, respectively, for the nine months ending June 30, 2003 versus the nine months ending June 30, 2002. These decreases was made up of the following components:

      1. the average rate we paid on savings and club accounts decreased by 48 basis points (0.48%) from 2.42% to 1.94%, resulting in a decrease of $40,000 in interest expense, while an increase of $2.8 million in the average balance of these accounts increased interest expense by $29,000,

      2. the average rate we paid on NOW and money market accounts decreased by 30 basis points (0.30%) from 1.28% to 0.98%, resulting in a decrease of $13,000 in interest expense, while an increase of $1.0 million in the average balance of these accounts increased interest expense by $5,000.

      3. the average interest rate on time deposits decreased 119 basis points (1.19%) from 4.42% to 3.23%, resulting in a $216,000 decrease in interest expense, while a 2.2 million increase in the average balance of time deposits increased interest expense by $31,000 and

      4. an increase of 9 basis points (0.09%) from 4.65% to 4.74% on the average rate we paid on borrowed funds from FHLB increased interest expense by $4,000, while a decrease of $2.8 million in the average amount of those borrowings reduced interest expense by $92,000.

      Net Interest Income. The net effect of the decreases in interest income and interest expense was a $20,000 increase in net interest income from the first nine months of the 2002 fiscal year to the first nine months of the 2003 fiscal year. Our interest rate spread (the difference between the average rate we earn and the average rate we pay) increased by 7 basis points (0.07%) from 3.45% last year to 3.52% this year. However, net interest margin decreased by 11 basis points to 4.04% in the first nine months of fiscal 2003, down from 4.15% for the first nine months of fiscal 2002.

      The average yield on loans and on our securities portfolio decreased as discussed above. The decrease in the average rate earned on our interest-earning assets of 0.69% was more than offset by the decrease in the average cost of funds of 0.76%, resulting in an increase in our interest rate spread of 7 basis points (0.07%).

      Average capital represented 21.2% of average interest-earning assets for the nine months ended June 30, 2003, while it represented 21.4% of average interest-earning assets for the same period in 2002. Our ratio of average interest-earning assets to average interest-bearing liabilities decreased from
1.24 times in 2002 to 1.22 times in 2003.

      Provision for Loan Losses. We provided $75,000 for loan losses for the first nine months of each of the 2002 and 2003 fiscal years. At June 30, 2003 and 2002 the ratio of our loan loss allowance to total loans was 1.12% and 1.17%, respectively. As disclosed in the comparison of financial condition section, our level of non- accruing loans, loans 90 days past due and still accruing and restructured loans was $524,000, or 0.88% of total loans at June 30, 2003 compared to $680,000, or 1.23% on September 30, 2002. Management feels that these loans are adequately secured and do not require any adjustment to the allowance for loan losses.

      Non-interest Income. Our non-interest income was $36,000 higher for the first nine months of this year versus the same period last year. The increase was the result of increases of $23,000 in service charge income and $14,000 in other fees reduced by a decrease of $1,000 in gain on sale of securities.

      Non-interest Expense. Non-interest expenses increased by $371,000 for the first nine months of fiscal 2003 compared to fiscal 2002. The increase was due to an increase of $159,000 in salaries & benefits, $21,000 in directors fees, $77,000 in building and occupancy, $6,000 in data processing, $1,000 in postage and supplies, $11,000 in professional fees, $35,000 in foreclosed asset expense and $61,000 in other expense. The increase in directors' fees was explained in the comparison of operating results for three months section. All other expense categories were up primarily due to the addition of seven new employees starting in May of last year and opening two new offices in August 2002.

      Income tax expense. Our income tax expense year-to-date decreased by $133,000, or 33.5%, from $397,000 last year to $264,000 this year. The decreased expense was the result of lower income before income tax of $315,000, or 31.3%.

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

      In general, we manage our liquidity by maintaining a sufficient level of short-term investments so funds are readily available for investment in loans when needed. During the nine months ended June 30, 2003, we decreased our cash and cash equivalents by $845,000. We have originated $17.5 million of new loans during the nine months ended June 30, 2003. However, loans, net, after payments, charge-offs and transfers to foreclosed real estate, increased by $5.5 million over this period.

      Deposits increased by $4.2 million during the nine months ended June 30, 2003. In addition to factors within our control, such as our deposit pricing strategies and our marketing efforts, deposit flows are affected by the level of general market interest rates, the availability of alternate investment opportunities, general economic conditions, and other factors outside our control. We reduced our borrowings by $1.2 million during this same period.

      We monitor our liquidity regularly. Excess liquidity is invested in overnight federal funds sold and other short-term investments. If we need additional funds, we can borrow those funds, although the cost of borrowing money is normally higher than the average cost of deposits. As a member of the Federal Home Loan Bank of New York, the Bank can arrange to borrow an additional $15.7 million against our one to four family mortgage portfolio. We have used borrowed funds to help us leverage capital we received from our stock sale, but have not needed borrowings to cover liquidity shortfalls. In addition to borrowings, we believe that, if we need to do so, we can attract additional deposits by increasing the rates we offer.

      We had $3.4 million in outstanding commitments to make loans at June 30, 2003, along with $1.6 million of unused home equity, commercial and overdraft lines of credit. We also have a commitment to purchase $0.8 million of USDA guaranteed loans. We anticipate that we will have enough liquid funds to meet our current loan commitments, purchase commitments and to fund draws on the lines of credit through the normal turnover of our loan and securities portfolios. At June 30, 2003, we had $19.6 million of time certificates scheduled to mature within one year. We anticipate that we can retain substantially all of those deposits if we need to do so to fund loans and other investments as part of our efforts to grow and leverage our capital.

      We measure liquidity on a monthly basis and want to maintain a liquidity ratio of 5% or greater. At June 30, 2003, the ratio was 30.0% as compared to 25.8% on June 30, 2002. The ratio has risen as more of our deposit growth has been invested in securities and other short-term investments than has been invested in loans. We will continue to monitor this situation and adjust deposit rates, invest funds in longer-term securities or pay off borrowed funds as necessary.

      The OTS has minimum capital ratio requirements applying to the Bank, but there are no comparable minimum capital requirements that apply to us as a savings and loan holding company. At June 30, 2003, the Bank exceeded all regulatory capital requirements of the OTS applicable to it, with Tier I capital of $16.8 million, or 19.0% of average assets and with risk-based capital of $17.4 million, or 37.5% of risk-weighted assets. The Bank also had tangible capital of $16.8 million, or 19.0% of average tangible assets. The Bank was classified as "well capitalized" at June 30, 2003 under OTS regulations.

Item 3.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. The term "disclosure controls and procedures" is defined in Rule 13a-14(c) of the Securities Exchange Act of 1934, or (the "Exchange Act"). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2003, and they have concluded as of this date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

(b) Changes in Internal Controls. There were no significant changes to our internal controls or in the other factors that could significantly affect our internal controls during the quarter ended June 30, 2003, including any corrective actions with regard to significant deficiencies and material weakness.


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

      Item 6.  Exhibits and Reports on Form 8-K

        (a) Exhibits

                  31.1 Certification of Principal Executive Officer pursuant to Rule 13a - 14(a)/15d - 14(a)

                  31.2 Certification of Principal Financial Officer pursuant to Rule 13a - 14(a)/15d - 14(a)

                  32.1 Certification of Principal Executive Officer pursuant to Section 1350

                  32.2 Certification of Principal Financial Officer pursuant to Section 1350

        (b) Reports on Form 8-K

               No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           Gouverneur Bancorp, Inc.


Date: August 8, 2003                       By: /s/ RICHARD F. BENNETT
                                               ---------------------------------
                                               Richard F. Bennett
                                               President and Chief Executive
                                               Officer
                                               (principal executive officer and
                                               officer duly authorized to sign
                                               on behalf of the registrant)

                                           By: /s/ ROBERT J. TWYMAN
                                               ---------------------------------
                                               Robert J. Twyman
                                               Vice President and Chief
                                               Financial Officer
                                               (principal financial officer duly
                                               authorized to sign on behalf
                                               of the registrant)