Form 10KSB
period 2003-09-30
GOUVERNEUR BANCORP INC
filed 2003-12-23
CIK 1063942

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2003

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Gouverneur Bancorp, Inc.'s revenues for the fiscal year ended September 30, 2003 were $5,573,000.

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the final closing price of such stock on December 12, 2003, was approximately $8,395,000. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

As of December 12, 2003, there were 2,277,884 issued and outstanding shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part II of Form 10-KSB - Annual Report to Stockholders for the fiscal year ended September 30, 2003. Part III of Form 10-KSB - Portions of Proxy Statement for 2004 Annual Meeting of Stockholders.

Transitional Small Business Disclosure Format. YES [ ]. NO [X].

                                     PART I

Item 1.  Description of Business

General

     Gouverneur Bancorp, Inc. ("We" or the "Company") is a corporation organized under the laws of the United States in March 1999, in connection with the reorganization of its wholly owned subsidiary, Gouverneur Savings and Loan Association (the "Bank"), into a mutual holding company structure. The Company's assets consist primarily of all the outstanding capital stock of the Bank, and cash of $77,000 at September 30, 2003, representing a portion of the net proceeds of the Company's stock offering completed March 23, 1999. The Company's principal business is the ownership of the Bank. At September 30, 2003, Cambray Mutual Holding Company ("Cambray MHC"), the Company's parent mutual holding company, held 1,311,222 shares or 57.6% of the Company's issued and outstanding common stock, and shareholders other than Cambray MHC held 966,662 shares, or 42.4% of the issued and outstanding common stock. The Company is a savings and loan holding company registered with the Office of Thrift Supervision ("OTS") and subject to regulation under federal banking laws and regulations. In this document, references to the Company include the Bank, unless the context denotes otherwise. The terms "Registrant", "we", "our" or similar terms refer to Gouverneur Bancorp, Inc.

     The Company's business consists of gathering deposits from the general public within its market area and investing those deposits primarily in loans, debt obligations issued by the U.S. Government and its agencies, and mortgaged-backed securities. The Company's loans are mainly residential mortgage loans secured by one-to-four family residences with the balance of the portfolio composed of commercial mortgage loans, other consumer loans (mostly automobile loans), and other non-real estate commercial loans. Net loans increased by $10.4 million, or 19.2%, from $54.3 million on September 30, 2002 to $64.7 million on September 30, 2003.

     The Company's revenues come principally from interest on loans and securities. The Company's primary sources of funds are deposits, borrowings from the Federal Home Loan Bank of New York ("FHLBNY") and proceeds from principal and interest payments on loans and investment securities. At September 30, 2003, the Company had $90.0 million in assets, $58.4 million in deposits and $17.6 million in total equity, as compared with last year's balances of $85.1 million, $52.8 million and $17.2 million respectively.

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

     The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. We want you to know that a variety of future events could cause our actual results and experience to differ materially from what we anticipate when we make our forward-looking statements. Some of the risks and uncertainties that may affect our operations, performance, development and results, the interest rate sensitivity of our assets and liabilities, and the adequacy of our allowance for loan losses, include, without limitation: (i) local, regional, national or global economic conditions which could cause an increase in loan delinquencies, a decrease in property values, or a change in the housing turnover rate; (ii) changes in market interest rates or changes in the speed at which market interest rates change; (iii) changes in laws and regulations affecting us; (iv) changes in competition; and (v) changes in consumer preferences.

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

Market Area

     The Bank, a community oriented savings and loan association which was chartered in 1892, has been headquartered in the Town and Village of Gouverneur since its formation. Its deposits are insured up to the applicable limits by the Federal Deposit Insurance Corporation ("FDIC"). Through the Bank's two full service branch offices and one lending office, the Company services a primary market area consisting of southern St. Lawrence County and northern Jefferson and Lewis Counties in New York State. Based on the 2000 Census, the Company estimates that the population in this market area is approximately 100,000. The Company's market area is predominately rural with many small towns. The population of the service area works in diverse industries, including manufacturing, agriculture, retail trades, construction, mining, health care, education and government service. The largest private employers in the market area are a mining company and a paper mill. Another mining operation has been closed for about two years costing the local economy over 100 jobs. That operation was recently purchased out of bankruptcy by a Canadian company. At this time, it is not known when the mining operation will resume production and to what extent it will affect the local economy. Market forces in the zinc industry continue to be a factor as the world price of zinc remains low. A second paper mill within our service area, which closed three years ago, has been purchased and is expected to open soon and employ between 100 and 115 people when it reaches full operation.

     Fort Drum, a major military installation, is located at the southern edge of the Company's primary market area. The market area for our Alexandria Bay and Clayton offices is dominated by tourist related businesses along the St. Lawrence River. The two largest resort hotels are year round businesses, while most others are seasonal and service the expanded spring and summer population. Most of the full-time residents are employed in Watertown, NY, the largest city in the three county area with a population of about 30,000, and the county seat for Jefferson County. The New York State Department of Transportation and Jefferson County offices are both located in Watertown and are major employers. There are several small to medium sized manufacturers, including paper mills. Watertown provides the major retail shopping center for the three counties and also attracts shoppers from Canada who enter the United States via the Thousand Islands Bridge and travel approximately 30 miles to Watertown.

     Economic and demographic conditions in the Company's market area may make implementation of the Company's operating strategy more difficult. Per capita income and median home values are below New York State and national levels in our market area. Unemployment in each of the three counties in the Company's market area is higher than statewide and national unemployment rates. A major, ongoing expansion of the Fort Drum facility may improve local economic conditions. However, since Fort Drum is on the edge of our market area the expansion may not benefit the Company. Furthermore, the local population is showing little or no growth, as the 2000 Census showed less than a 1.0% increase in the area since 1990, versus the statewide average of 5.5%. These conditions are believed to extend to communities adjoining the Company's market area as well. In order to grow the Bank by expanding its customer base, in August 1999, the Company opened a lending office in Alexandria Bay, New York on the St. Lawrence River to pursue lending opportunities in adjoining communities. In August 2002, we closed the existing leased lending office and moved that operation to our newly constructed full service branch office in Alexandria Bay. At the same time, to enhance our presence along the St. Lawrence River, we opened a new lending office in Clayton, New York, approximately ten miles west of Alexandria Bay.

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

     The Company faces competition from other financial institutions having much greater financial and marketing resources. However, the Company believes it benefits from its community bank orientation as well as its relatively high core deposit base. Recent acquisitions of other banks in northern New York by larger institutions may have also given the Company a competitive edge among those local residents who prefer doing business with a local company.

Lending Activities

     Loan Portfolio Composition. The Company's loans consist primarily of mortgage loans secured by one-to-four family residences. At September 30, 2003, the Company had total loans of $64.9 million, of which $45.7 million, or 70.4%, were one-to-four family first lien residential mortgage loans. The Company had an additional $3.0 million of home equity loans and home equity lines of credit outstanding, or 4.6% of total loans, secured by subordinate liens on one-to-four family residences. The growth in residential mortgage loans is the result of the Company re-focusing its energies on growing the residential mortgage portfolio and increased opportunities now available in Clayton and Alexandria Bay.

     Residential mortgage loans, including home equity loans and lines, increased by $9.6 million, or 24.6%, from $39.1 million at September 30, 2002 to $48.7 million at September 30, 2003 primarily due to our expansion last year when we opened a full service office in Alexandria Bay, replacing the lending office, and opened a new lending office in Clayton. Both of these communities border the St. Lawrence River and include up-scale vacation home properties with river frontage, in addition to traditional residential properties. We have been originating mortgages on vacation home properties to buyers who often live and work outside of our geographic area. That helps to diversify the risk in our portfolio, since those loans are not directly tied to the local economy. It also allows us to book larger mortgages since these properties are generally valued much higher than non-river residences in the region. In Clayton, our residential mortgage loan portfolio grew $2.9 million from $0.1 million to $3.0 million, while in Alexandria Bay we increased residential mortgage loans $5.8 million from $12.0 million to $17.8 million from September 30, 2002 to September 30, 2003. Real estate loans increased as a percentage of total loans by 1.8% from 78.8% last year to 80.6% this year.

     During the past year, automobile manufacturers continued to offer low-rate financing programs that have worked to reduce new car loan opportunities for the Bank. In addition, we have not been able to replace a popular auto-lending program we offered with terms similar to leasing. That program depends on an insurance company guaranteeing the value of the vehicle at the conclusion of the loan. The used car market has been negatively impacted by new car financing programs as the value of used cars has plummeted. No insurance company is currently willing to write the insurance policies for the program because of the risk involved. Therefore, we are not currently making many automobile loans. The Company's portfolio of other consumer loans, for the most part auto loans, decreased by $1.2 million from last year's total of $10.4 million to $9.2 million this year, as automobile loans decreased by $1.4 million and other consumer loans increased by $0.2 million. Consumer loans represent 14.2 % of total loans this year versus 19.0% last year. The Company's ratio of net loans to total assets increased from 63.8% September 30, 2002 to 71.9% at September 30, 2003.

     The Board has decided not to pursue local commercial lending opportunities until such time as a commercial lending officer can be added to the staff due to the additional risks involved in commercial lending. We are not trying to fill this position. However, we have purchased $2.5 million of the guaranteed portion of United States Department of Agriculture ("USDA") and Small Business Administration ("SBA") guaranteed loans. At September 30, 2003, we had a total of $2.5 million of the guaranteed loans included in other commercial loans. This produced an increase of $1.8 million, or 34.6%, in commercial loans from $5.2 million on September 30, 2002 to $7.0 million on September 30,2003. We expect to maintain a portfolio of $2.0 to $3.0 million of the government guaranteed loans going forward. Bank originated commercial loans totaled $4.5 million, of which $3.6 million were commercial mortgage loans and $0.9 million were other commercial loans. Bank originated commercial loans were down $0.7 million, or 13.5%, from $5.2 million on September 20, 2002 to $4.5 million on September 30, 2003, with commercial mortgages decreasing $0.4 million, or 10.0%, from $4.0 million to $3.6 million, and other commercial loans decreasing $0.3 million, or 25.0%, from $1.2 million to $0.9 million.

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

                                                                          At September 30,
                                                                          ----------------

                                           2003                     2002                     2001                    2000
                                           ----                     ----                     ----                    ----
                                                Percent                  Percent                  Percent                 Percent
                                    Amount     of Total      Amount     of Total      Amount     of Total     Amount     of Total
                                   --------    --------     --------    --------     --------    --------    --------    --------
                                                                       (Dollars in thousands)

Real estate loans:
  Residential mortgages
    including home equities ....   $ 48,660       74.98%    $ 39,055       71.52%    $ 39,223       70.02%   $ 37,762       69.19%
  Commercial mortgages .........      3,624        5.58%       3,951        7.24%       4,482        8.00%      4,593        8.41%
                                   --------    --------     --------    --------     --------    --------    --------    --------

  Total real estate loans ......     52,284       80.56%      43,006       78.76%      43,705       78.02%     42,355       77.60%

Other loans:
  Consumer other ...............      9,234       14.23%      10,350       18.95%      10,746       19.18%     11,042       20.23%
  Commercial other .............      3,378        5.21%       1,248        2.29%       1,570        2.80%      1,181        2.17%
                                   --------    --------     --------    --------     --------    --------    --------    --------

Total other loans ..............     12,612       19.44%      11,598       21.24%      12,316       21.98%     12,223       22.40%
                                   --------    --------     --------    --------     --------    --------    --------    --------

Total Loans ....................     64,896      100.00%      54,604      100.00%      56,021      100.00%     54,578      100.00%
                                   --------                 --------                 --------                --------

  Deferred loan costs (fees),
    net ........................        497                      412                      413                     382
  Allowance for loan losses ....       (655)                    (671)                    (655)                   (663)
                                   --------                 --------                 --------                --------

Loans, net .....................   $ 64,738                 $ 54,345                 $ 55,779                $ 54,297
                                   ========                 ========                 ========                ========


                                     At September 30,
                                     ----------------

                                           1999
                                           ----
                                                Percent
                                    Amount     of Total
                                   --------    --------
                                  (Dollars in thousands)

Real estate loans:
  Residential mortgages
    including home equities ....   $ 34,387       73.79%
  Commercial mortgages .........      3,748        8.04%
                                   --------    --------

  Total real estate loans ......     38,135       81.83%

Other loans:
  Consumer other ...............      7,762       16.65%
  Commercial other .............        707        1.52%
                                   --------    --------

Total other loans ..............      8,469       18.17%


Total Loans ....................     46,604      100.00%
                                   --------

  Deferred loan costs (fees),
    net ........................        187
  Allowance for loan losses ....       (620)
                                   --------

Loans, net .....................   $ 46,171
                                   ========

                           Residential Mortgage Loans

     Residential - first lien. Approximately two-thirds of the Company's residential mortgage loan originations are first lien, fixed-rate mortgage loans with terms up to 25 years, but predominantly from 15 to 20 years. The Company also offers adjustable-rate mortgage loans. The adjustable-rate residential mortgage portfolio was $16.3 million this year end, or 33.5% of the Company's $48.7 million of residential mortgage loans, compared to September 30, 2002 when $9.3 million of the $39.1 million in residential loans were adjustable-rate, or 23.8%. Customer preference has strongly favored fixed-rate mortgage loans and most of the adjustable rate loans have fixed rates for the first five years of the loan term. While we have decided not to compete with the secondary fixed rate mortgage market, we have been able to compete with the adjustable rate market and increase our residential mortgage loan portfolio.

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

     The Company obtains independent appraisals on all residential first mortgage loans and attorneys' opinions of title are required at closing. Current surveys are generally not required because the Company believes that the cost of obtaining a survey in the local market is not justified by the risks involved. In most cases, the Company accepts the attorney's title opinion rather than requiring title insurance on residential mortgage loans. This practice has not resulted in losses. Private mortgage insurance is required on loans with a loan to value ratio in excess of 90% and is usually required on loans with loan to value ratios between 80% and 90% depending upon other circumstances. For the past five years, real estate tax escrows have been required on all mortgage loans. Previously, tax escrows were required only on loans with loan to value ratios in excess of 85%.

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

     The maximum loan to value ratio, including prior liens, is 75% for junior mortgage loans. At September 30, 2003, the Company had $2.8 million in outstanding advances on home equity lines of credit, $1.8 million of unused home equity lines of credit and $0.2 million in regular amortizing home equity loans.

     Construction Loans. The Company offers residential single-family construction loans primarily to persons who intend to occupy the property upon completion of construction. The loans automatically convert to regular amortizing loans after construction is complete. Proceeds of the construction loan are advanced in stages as construction is completed. The loans generally provide for a construction period of not more than twelve months during which the borrower pays interest only. In recognition of the risks involved in such loans, the Company carefully monitors construction through regular inspections. At September 30, 2003, the Company had only $0.2 million of construction loans. Construction loan levels tend to increase during the summer because of the seasonal nature of residential construction, but even during the summer these loans generally do not represent more than 2% of the Company's loan portfolio. Occasionally, the Company makes construction loans for purposes other than the construction of the borrower's residence when appropriate opportunities arise.

                            Commercial Mortgage Loans

     The Company has been offering such loans to diversify risk and obtain a higher yield normally associated with this type of loan. However, management is not actively soliciting such loans due to the current low interest rate environment since the margin on prime rate loans is not commensurate with the additional risk involved on these loans and since the Bank is not searching for a commercial loan officer.

     The Company offers commercial mortgage loans with loan-to-value ratios up to 70%. The Company offers both fixed and adjustable rate commercial mortgage loans, with 66.9% of the Company's commercial mortgage loan balances maturing after September 30, 2003 having adjustable interest rates.

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

     The Company offers auto loans for both new and used cars. The loans have fixed rates with maturities of not more than five and a half years. At September 30, 2003, the Company had $6.7 million of auto loans, 17.3% lower than the level one year earlier. Principal is repaid quickly on auto loans because the maximum term is 66 months. That makes it necessary to add new loans to maintain portfolio level. The lending programs of automobile manufacturers, in which interest free financing is offered, have negatively impacted not only our ability to grow the auto loan portfolio, but also our ability to replace the principal repayments at the level necessary to maintain the portfolio. Auto loans are offered in amounts up to 100% of the purchase price of the car. The Company evaluates the credit and repayment ability of the borrower as well as the value of the collateral in determining whether to approve a loan.

     Other Consumer Loans. The Company also makes fixed-rate consumer loans either unsecured or secured by savings accounts or other consumer assets. Consumer loans generally have terms not exceeding five years. Other consumer loans totaled $2.5 million at September 30, 2003, up $0.2 million at September 30, 2002. Other consumer loans generally have higher interest rates than mortgage loans. The shorter terms to maturity are helpful in managing the Company's interest rate risk. Applications for these loans are evaluated based upon the borrower's ability to repay and the value of any collateral.

                             Other Commercial Loans

     The Company offers commercial non-mortgage loans to local businesses for working capital, machinery and equipment purchases, expansion, and other business purposes. These loans generally have higher yields than mortgages loans, and include installment equipment financing with terms that generally do not exceed seven years, short-term working capital loans, and commercial lines of credit with annual reviews. The Company offers fixed and adjustable rate commercial loans, with variable rates being more prevalent. The Company had $0.9 million of such loans at September 30, 2003, compared to $1.2 million on September 30, 2002, a decrease of 25.0%. As stated earlier, the Company is not marketing such loans to businesses in its market area until such time as a commercial lending officer is added to our staff.

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

     The Company is purchasing the USDA and SBA guaranteed portion of commercial loans originated by other financial institutions. These loans can be either fixed or variable rate and can be split into pieces or purchased in full by a single buyer. During 2003 we purchased $2.5 million of such loans and expect to maintain a portfolio between $2 million and $3 million. This portfolio will help diversify our loans as the loans available are from different areas of the country.

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

     All of the Company's lending is subject to its written, nondiscriminatory underwriting standards and to loan origination procedures prescribed by the Company's Board of Directors. Loan officers have individual authority to make secured and unsecured loans up to amounts set by the Board. Loans in excess of $100,000, up to $250,000 require loan committee approval. Loans exceeding $250,000 must be approved by the Executive Committee of the Board of Directors.

     Under federal law and applicable OTS regulations, the Bank may not lend more than 15% of the Bank's capital to any one borrower, with additional loans up to 10% of capital being permitted if the additional loans are secured by readily marketable collateral. At September 30, 2003, the Company's largest loan was a residential mortgage loan located in the Company's market area with a balance of $510,000. This customer also had the largest loan relationship with the Company, combining all loans to a single borrower or related group of borrowers, at $510,000, substantially below the Bank's regulatory loan limit to one borrower of $2.6 million. At September 30, 2003, all loans for this customer were current and performing in accordance with their terms.

     The Company has not sold loans, serviced loans for other lenders nor purchased loan-servicing rights but may engage in any one or all such activities in the future.

     The following table shows the contractual maturity of the Company's loan portfolio at September 30, 2003. Loans are shown as due based on their contractual terms to maturity. Adjustable rate loans are shown as maturing when the final loan payment is due without regard to rate adjustments. The table does not show the effects of loan amortization, possible prepayments or enforcement of due-on-sale clauses. Non-performing loans are shown as being due based upon their contractual maturity without regard to acceleration due to default.

                  Residential     Commercial      Consumer      Commercial
                    mortgage       mortgage         other          other          Total
                  ------------   ------------   ------------   ------------   ------------
                                               (in thousands)

Amount due:
  Within 1 year   $        131   $         --   $        961   $         15   $      1,107
  1 to 2 years             250             42          1,343             65          1,700
  2 to 3 years             529            455          2,157            322          3,463
  3 to 5 years           1,318            223          4,298            512          6,351
  5 to 10 years         10,650          1,464            454             --         12,568
  over 10 years         35,782          1,440             21          2,464         39,707
                  ------------   ------------   ------------   ------------   ------------
    Total loans   $     48,660   $      3,624   $      9,234   $      3,378   $     64,896
                  ============   ============   ============   ============   ============


     The following table shows, as of September 30, 2003, the amount of loans due after September 30, 2004, and whether they have fixed interest rates or adjustable interest rates.

                                            Fixed     Adjustable
                                            Rates        Rates        Total
                                         ----------   ----------   ----------
                                                    (In thousands)

                  Residential mortgage   $   32,298   $   16,231   $   48,529
                  Commercial mortgage         1,199        2,425        3,624
                  Consumer other              7,942          331        8,273
                  Commercial other            1,041        2,322        3,363
                                         ----------   ----------   ----------
                    Total                $   42,480   $   21,309   $   63,789
                                         ==========   ==========   ==========


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

     If the Company acquires the mortgaged property at foreclosure sale or accepts a voluntary deed in lieu of foreclosure, the acquired property is then classified as foreclosed real estate. At September 30, 2003, the Company had $92,000 of foreclosed real estate, represented by one single-family residence and one commercial property. The Company seeks to dispose of these properties through real estate brokers. Due to adverse local economic conditions in the residential housing market, the disposition of foreclosed real estate can take six months or more. When real estate is acquired in full or partial satisfaction of a loan, it is initially recorded at the fair value less estimated costs to sell at the date of foreclosure, establishing a new cost basis. Write-downs from the unpaid loan balance to fair value at the time of foreclosure are charged to the allowance for loan losses. Subsequent revenue and expenses from operations and changes in the valuation allowance are charged to other expense. The Company is permitted to finance sales of foreclosed real estate by "loans to facilitate", which may involve a lower down payment or a longer repayment term or other more favorable features than generally would be granted under the Company's underwriting guidelines. At September 30, 2003, the Company had $610,000 of "loans to facilitate," with three loans totaling $85,000 not current in accordance with their terms.

     Late notices are sent on all consumer loans when a payment is more than 10 days past due. When an automobile loan becomes 60 days past due, the Company seeks to repossess the collateral. If the default is not cured, then upon repossession the Company sells the automobile as soon as practicable by public notice and auction. The remaining balance of the loan is fully charged off when the loan is 120 days past due. When other types of non-mortgage loans become past due, the Company takes measures to cure defaults through contacts with the borrower and takes appropriate action, depending upon the borrower and the collateral, to obtain repayment of the loan. The Company had five repossessed assets totaling $29,000 at September 30, 2003.

     The following table sets forth the Company's loan delinquencies by type, by amount and by percentage of each loan category at September 30, 2003.

                                                                Loans Delinquent For:
                                                                ---------------------
                                    60-89 Days                   90 Days or More (1)              Total Delinquent Loans
                                    ----------                   ---------------                  ----------------------

                                                 Percent                           Percent                           Percent
                                                 of loan                           of loan                           of loan
                             No.      Amount    Category       No.      Amount    Category       No.      Amount    Category
                          --------   --------   --------    --------   --------   --------    --------   --------   --------
                                                                (Dollars in thousands)
       Residential mtg          19   $    610       1.25%          4   $    198       0.41%         23   $    808       1.66%
       Commercial mtg            1        225       6.21%          1         83       2.29%          2        308       8.50%
       Consumer other            9         36       0.39%          9         85       0.92%         18        121       1.31%
       Commercial other         --         --       0.00%          1        112       3.32%          1        112       3.32%
                          -------------------               -------------------               -------------------
            Total               29   $    871       1.34%         15   $    478       0.74%         44   $  1,349       2.08%
                          ===================               ===================               ===================

     (1) These loans are included as non-accrual loans in the following table on non-performing assets.

     The following table presents information with respect to the Company's non-performing assets (which generally include loans that are delinquent for 90 days or more, restructured loans and foreclosed real estate) at the dates indicated.

                                                                      At September 30,
                                                                      ----------------
                                                        2003      2002      2001      2000      1999
                                                       ------    ------    ------    ------    ------
                                                                   (Dollars in thousands)
         Non-accrual loans:
         Residential mortgage ......................   $  198    $  282    $   48    $  354    $  196
         Commercial mortgage .......................       83        41        73        --        --
         Consumer other ............................       85        12        63        55        25
         Commercial other ..........................      112        84       253        --        --
                                                       ------    ------    ------    ------    ------
              Total non-accrual loans ..............      478       419       437       409       221

         Restructured commercial mortgage ..........      225        --        --        --        --
                                                                                               ------
         Restructured commercial other .............       --       261        --        --        --
                                                       ------    ------    ------    ------    ------
              Total non-performing loans ...........      703       680       437       409       221

         Foreclosed real estate ....................       92        25       182        91       169
         Other repossessed assets ..................       29        46        38        20        --
                                                       ------    ------    ------    ------    ------

              Total non-performing assets ..........   $  824    $  751    $  657    $  520    $  390
                                                       ======    ======    ======    ======    ======

         Non-performing loans as a percent
         of total loans ............................     1.08%     1.23%     0.78%     0.75%     0.47%

         Non-performing assets as a percent
         of total assets ...........................     0.92%     0.88%     0.79%     0.69%     0.56%

         Allowance for loan losses as a percent
         of non-performing loans ...................    93.17%    98.68%   149.89%   162.10%   280.54%

     The Company had no loans more than 90 days delinquent and accruing interest at September 30, 2003, 2002, 2001, 2000 or 1999.

     During fiscal 2003, the Bank's nonperforming assets increased from $751,000 to $824,000.

     Non-performing loans increased by $23,000 to $703,000 at September 30, 2003 from $680,000 at September 30, 2002, but represented only 1.08% of total loans versus 1.23% a year earlier. Currently, three of the four residential non-accrual mortgages are in foreclosure proceedings and the one commercial mortgage is in bankruptcy proceedings. The borrower in bankruptcy has four loans, all non-accrual totaling $210,000, comprised of the $83,000 commercial mortgage, $112,000 commercial equipment loan, $13,000 automobile loan and $2,000 in unsecured credit.

     Five automobile loans totaling $55,000 and four other consumer loans totaling $30,000 comprise the consumer other total.

     Management believes that these non-performing loans are adequately secured by collateral. Further, management is not aware of any factors common to these loans, which caused their non-performance or any developments that suggest an upward trend in delinquencies. Management has determined that a modest decrease in the loan loss allowance is appropriate at this time for the following reasons:

     1. the allowance as a percent of non-performing loans decreased slightly from 98.68% last year to 93.17% this year,
     2. the size of both the Bank's originated commercial loan portfolio and the consumer other loan portfolio decreased by $0.7 million and $1.2 million respectively,
     3. the size of the Bank's consumer loan portfolio has decreased by $1.2 million and
     4. the growth in the Bank's loan portfolio is in residential mortgages, which have traditionally had a lower degree of risk than consumer and commercial loans.

     At September 30, 2003, there were no loans other than those included in the table above with regard to which management had information about possible credit problems of the borrower that caused management to seriously doubt the ability of the borrower to comply with present loan repayment terms. The ratio of non-performing assets to total assets was below 1% for the sixth straight year.

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

     The amount of additional interest income that would have been recorded on non-accrual loans had those loans been performing in accordance with their terms was approximately $34,000 for fiscal 2003 and $22,000 for fiscal 2002.

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

     Assets classified as Substandard or Doubtful require the Company to establish prudent valuation allowances. If an asset or portion thereof is classified as Loss, the Company must either establish a specific allowance for loss equal to 100% of the portion of the asset classified Loss or charge off such amount. If the Company does not agree with an examiner's classification of an asset it may appeal this determination. On the basis of management's review of its loans and other assets at September 30, 2003, the Company had $486,000 of assets classified as Substandard, none classified as Doubtful and none classified as Loss.

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

                                                            Year Ended September 30,
                                                            ------------------------
                                                  2003      2002      2001      2000      1999
                                                 ------    ------    ------    ------    ------
                                                             (Dollars in thousands)

         Allowance, beginning of period          $  671    $  655    $  663    $  620    $  484
         Provision for loan losses                   95        85        80       158       162
         Charge-offs:
           Residential mortgage & Home equity        33        47        26        36        40
           Commercial mortgage                       18        --        --        19        --
           Consumer other                            85        80       103        39        20
           Commercial other                          52        --         6        85        --
                                                 ------    ------    ------    ------    ------
             Total charge-offs                      188       127       135       179        60
         Recoveries:
           Residential mortgage & Home equity        16         8         6        32        21
           Commercial mortgage                       --        --        --        --        --
           Consumer other                            51        50        40        32        13
           Commercial other                          10        --         1        --        --
                                                 ------    ------    ------    ------    ------
             Total recoveries                        77        58        47        64        34
                                                 ------    ------    ------    ------    ------
         Net charge-offs                            111        69        88       115        26
                                                 ------    ------    ------    ------    ------

         Allowance, end of period                $  655    $  671    $  655    $  663    $  620
                                                 ======    ======    ======    ======    ======

         Allowance as a percent of total loans     1.01%     1.23%     1.17%     1.21%     1.33%

         Ratio of net charge-offs to average
           loans outstanding                       0.19%     0.13%     0.16%     0.23%     0.07%

     The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                                                       At September 30,
                                                       ----------------
                                                 2003                   2002
                                                 ----                   ----
                                                      Percent                Percent
                                                     of Loans               of Loans
                                                     to Total               to Total
                                           Amount      Loans      Amount      Loans
                                          --------   --------    --------   --------
                                                    (Dollars in thousands)
           Allowance allocated to:
     Residential & commercial mortgages   $    382      80.56%   $    294      78.76%
     Consumer & commercial other loans         273      19.44%        377      21.24%
                                          --------   --------    --------   --------
       Total allowance                    $    655     100.00%   $    671     100.00%
                                          ========   ========    ========   ========

                                                                  At September 30,
                                                                  ----------------
                                                 2001                   2000                    1999
                                                 ----                   ----                    ----
                                                      Percent                Percent                Percent
                                                     of Loans               of Loans               of Loans
                                                     to Total               to Total               to Total
                                           Amount      Loans      Amount      Loans      Amount      Loans
                                          --------   --------    --------   --------    --------   --------
                                                                (Dollars in thousands)
           Allowance allocated to:
     Residential & commercial mortgages   $    317      78.02%   $    363      77.60%   $    481      81.83%
     Consumer & commercial other loans         338      21.98%        300      22.40%        139      18.17%
                                          --------   --------    --------   --------    --------   --------
        Total allowance                   $    655     100.00%   $    663     100.00%   $    620     100.00%
                                          ========   ========    ========   ========    ========   ========

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

     The Company believes its procedures regarding the assessment of environmental risk are adequate. As of September 30, 2003, the Company was unaware of any environmental issues with respect to any of its mortgage loans that would subject it to any material liability at this time. Hidden or future environmental contamination could adversely affect the values of properties securing loans in the Company's portfolio.

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

     Investment Securities. The Company's investment securities totaled $17.9 million at September 30, 2003, including $17.5 million classified as available-for-sale and $0.4 million classified as held-to-maturity. The Company invests primarily in debt securities issued by the United States Government and its agencies ($8.9 million at September 30, 2003) and mortgage-backed securities issued or guaranteed by government-sponsored enterprises ($6.0 million at September 30, 2003). The Company has classified all recent purchases of investment securities as available-for-sale in order to maintain flexibility in managing its investments. Investment securities are purchased in order to invest funds that may be needed to make loans in the future, to provide a source of liquidity if the need for funds arises, to manage interest rate sensitivity, and to take advantage of acceptable after-tax yields that are available when purchasing certain tax-exempt municipal securities. The Company purchases only investment grade debt securities and at September 30, 2003, none of its investment securities were in default or otherwise classified.

     The Company invests in mortgage-backed securities to supplement the yields on its loan portfolio and to help satisfy our Qualified Thrift Lender ("QTL") test, as described on page 21 of this report. Substantially all of the mortgage-backed securities were issued, and are insured or guaranteed by "Fannie Mae", "Freddie Mac" or the Government National Mortgage Association ("Ginnie Mae"). At September 30, 2003, the Company's mortgage-backed securities portfolio contained $5.6 million classified as available-for-sale and $0.4 million classified as held-to-maturity.

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

     Investment securities carry a reduced credit risk as compared to loans. However, investment securities classified as available-for-sale are subject to the risk that a fluctuating interest rate environment could cause a material decline in the carrying value of such securities. In addition, interest rate fluctuations, real estate market changes and changes in economic conditions may alter the prepayment rates on the mortgage loans underlying the mortgage-backed securities and thus affect the value of such securities resulting in a decline in shareholders' equity.

     Equity Securities. At September 30, 2003, the Company had $636,000 in fair market value of corporate equity securities represented by Freddie Mac common stock with a cost of $12,000. In addition, the Company also had at September 30, 2003 a mutual fund investment classified as available-for-sale with a carrying value of $1.9 million. The mutual fund invests substantially all of its assets in mortgage-backed securities which are themselves qualified investments for the Company. Although the mutual fund does not qualify as a liquid asset because the terms to maturity of the underlying mortgage-backed securities are too long, the Company considers it a potential source of liquidity because it can be easily redeemed on a daily basis as and when funds are needed.

     At September 30, 2003, the Company also had $610,000 of stock in the FHLBNY that was necessary for the Company to maintain its membership in the FHLB system. The stock is redeemable at par. The yield on this stock was 5.65% (annualized) for the year ended September 30, 2003.

     The following table sets forth certain information regarding the carrying value of the Company's available for sale and held to maturity portfolios at the dates indicated.

                                                         At September 30,
                                                         ----------------
                                                    2003       2002       2001
                                                  Carrying   Carrying   Carrying
                                                    Value      Value      Value
                                                  --------   --------   --------
                                                          (In thousands)

         Securities Available for Sale:
              U.S. Government and
                federal agency securities         $  8,876   $  4,083   $  3,816
              Mortgage-backed securities             5,562      9,827      5,876
              Municipal securities                     531         --      1,085
                                                  --------   --------   --------
                  Total debt securities             14,969     13,910     10,777

              Corporate securities                     636        779        925
              Mutual funds and other securities      1,868      8,275      7,375
                                                  --------   --------   --------
                  Total available for sale          17,473     22,964     19,077

         Securities Held to Maturity:
              Mortgage-backed securities               399      1,284      2,593
              Other securities                          57         57         58
                                                  --------   --------   --------
                  Total held to maturity               456      1,341      2,651
                                                  --------   --------   --------
                    Total Securities              $ 17,929   $ 24,305   $ 21,728
                                                  ========   ========   ========


     The table below sets forth certain information regarding the carrying value, weighted average yields and stated maturity of the Company's securities at September 30, 2003. There were no securities (exclusive of obligations of the U.S. Government and federal agencies) issued by any one entity with a total carrying value in excess of 10% of the Company's shareholders' equity at that date.

                        One year             From one             From five            More than
                       Or less (1)        to five years         to ten years           ten years        Total securities
                   ------------------   ------------------   ------------------   ------------------   ------------------
                   Carrying     Ave.    Carrying     Ave.    Carrying     Ave.    Carrying     Ave.    Carrying     Ave.     Market
                     Value     Yield      Value     Yield      Value     Yield      Value     Yield      Value     Yield      Value
                   --------  --------   --------  --------   --------  --------   --------  --------   --------  --------   --------
                                                                (Dollars in thousands)

U.S. Gov't sec     $  1,533      3.85%  $  2,065      3.31%  $  1,501      5.14%  $  3,777      3.50%  $  8,876      2.01%  $  8,876
Mortgage-back sec.       17      5.90%       351      5.52%        --      0.00%     5,593      3.49%     5,961      3.62%     5,964
Municipal sec            --      0.00%        --      0.00%       531      3.66%        --      0.00%       531      3.66%       531
Other sec             2,561      3.47%        --      0.00%        --      0.00%        --      0.00%     2,561      3.47%     2,561
                   --------             --------             --------             --------             --------             --------
     Total         $  4,111      3.62%  $  2,416      3.64%  $  2,032      4.75%  $  9,370      3.50%  $ 17,929      2.84%  $ 17,932
                   ========             ========             ========             ========             ========             ========

(1) Includes equity securities and mutual funds, which have no maturity.


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

Deposits. The Company offers several types of deposit programs to its customers, including passbook savings accounts, NOW accounts, money market deposit accounts, checking accounts and certificates of deposit. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. The Company's deposits are obtained predominantly from its primary market area. The Company relies primarily on customer service and long-standing relationships with customers to attract and retain these savings deposits; however, market interest rates and rates offered by competing financial institutions significantly affect the Company's ability to attract and retain savings deposits. The Company does not use brokers to obtain deposits and has no brokered deposits. At September 30, 2003, the Company had $58.4 million of deposits.

     We generally price our deposit rates to be competitive with other institutions in our market area. Pricing determinations are made weekly by a committee of officers.

     The following table sets forth the distribution of the Company's deposit accounts at the dates indicated. The interest rates shown for non-time accounts are the rates in effect at September 30, 2003.

                                                           At September 30,

                                         2003                   2002                   2001
                                         ----                   ----                   ----
                                              Percent                Percent                Percent
                                   Amount    of Total     Amount    of Total     Amount    of Total
                                  --------   --------    --------   --------    --------   --------
                                                        (Dollars in thousands)

Non-time accounts:
   Savings and club accounts
      (1.05 - 2.25%)              $ 19,157      32.79%   $ 15,821      29.99%   $ 13,795      28.93%
   NOW and money market
      Accounts (0.49 - 1.49%)        9,409      16.10%      7,141      13.53%      6,964      14.61%
   Non-interest bearing
      demand accounts                  806       1.38%        779       1.48%        738       1.55%
                                  --------   --------    --------   --------    --------   --------
        Total non-time deposits     29,372      50.27%     23,741      45.00%     21,497      45.09%

Time accounts:
   1.00 - 1.99%                     10,757      18.41%         --       0.00%         --       0.00%
   2.00 - 2.99%                      6,576      11.26%     13,383      25.36%         --       0.00%
   3.00 - 3.99%                      5,547       9.50%      7,780      14.75%      1.818       3.81%
   4.00 - 4.99%                      5,611       9.60%      6,022      11.41%      9,070      19.02%
   5.00 - 5.99%                        560       0.96%      1,705       3.23%      3,705       7.77%
   6.00 - 6.99%                         --       0.00%         85       0.16%      8,059      16.90%
   7.00 - 7.99%                         --       0.00%         45       0.09%      3,534       7.41%
                                  --------   --------    --------   --------    --------   --------
        Total time deposits         29,051      49.73%     29,020      55.00%     26,186      54.91%
                                  --------   --------    --------   --------    --------   --------

Total deposits                    $ 58,423     100.00%   $ 52,761     100.00%   $ 47,683     100.00%
                                  ========   ========    ========   ========    ========   ========


     At September 30, 2003, the Company had $5.4 million in certificates of deposit with balances of $100,000 or more ("jumbo deposits"), representing 9.25% of all deposits.

     The following table sets forth the amount of certificates of deposit in denominations of $100,000 at September 30, 2003, and the remaining period to maturity of such deposits.

                                          Amount Due (in thousands)
                                          -------------------------
                                 In More Than   In More Than
                   In 3 Months    3 up to 6      6 up to 12    In More Than
                     or Less        Months         Months        12 Months        Total
                  ------------   ------------   ------------   ------------   ------------
                     $1,109         $  482         $  304         $3,541         $5,436


     Borrowings. During fiscal 2003, the Company used an increase in deposits to repay $1.2 million in borrowings that came due. No new borrowings were incurred in the 2003 fiscal year. All outstanding advances are from the FHLBNY and generally have terms of one to ten years with the entire principal balance repayable at the earlier of call date or maturity. The average balance of FHLBNY outstanding advances payable during 2003 was $12.8 million and the weighted average cost was 4.74%. The highest balance outstanding during the year was $13.4 million and the balance at September 30, 2003 was $12.2 million. In 2002, the average balance of loans payable to FHLBNY was $15.4 million at a weighted average cost of 4.63%. The highest outstanding balance during the 2002 fiscal year was $16.4 million and the balance at September 30, 2002 was $13.4 million.

Subsidiary Activities

     The Company is permitted to own subsidiaries for certain limited purposes, as permitted under OTS regulations. The Company has no subsidiaries except for the Bank.

Personnel

     At September 30, 2003, the Company had twenty-nine full-time and three part-time employees as compared to twenty-nine full-time and two part-time on September 30, 2002. A collective bargaining unit does not represent employees, and the Company considers its relationship with its employees to be good.

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

     Loans to One Borrower. Under the HOLA, federal savings associations are subject to the limits applicable to national banks on loans to a single borrower or a related group of borrowers. The Bank generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. Up to an additional 10% of unimpaired capital and surplus can be lent if the additional amount is fully secured by readily marketable collateral. At September 30, 2003, the Bank's regulatory limit on loans to one borrower was in excess of $2.5 million. At that date, the Bank's largest aggregate loans to one borrower was $510,000.

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

     Capital Requirements. OTS regulations require that the Bank maintain tangible capital equal to 1.5% of total assets as adjusted under the OTS regulations, core capital equal to 3% of such adjusted total assets and total capital (core capital plus supplementary capital) equal to 8% of risk-weighted assets. The Bank's capital ratios at September 30, 2003 all substantially exceeded OTS minimum capital requirements, and those requirements do not now have a material effect on the Bank.

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

     Federal Home Loan Bank System. The Bank is a member of the FHLBNY and uses it as a source for borrowing funds. The Company must own stock in the FHLBNY at least equal to the greater of 1% of the principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year or 5% of its advances from the FHLBNY . At September 30, 2003, we had $610,000 of capital stock of the FHLBNY , which satisfied this requirement and we had FHLBNY borrowings totaling $12.2 million.

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

     Waivers of dividends by the Mutual Holding Company. Cambray MHC owns 57.6% of the stock of the Company. If Cambray MHC decides to waive its share of any dividend that the Bank is paying to its stockholders, Cambray MHC must notify the OTS. The OTS reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to any such waiver if: (i) the mutual holding company board of directors determines that such waiver is consistent with such directors' fiduciary duties to the mutual holding company's members, (ii) for as long as the savings association subsidiary is controlled by the mutual holding company, the dollar amount of dividends waived by the mutual holding company are considered as a restriction to the retained earnings of the savings association, which restriction, if material, is disclosed in the public financial statements of the savings association as a note to the financial statements; (iii) the amount of any dividend waived by the mutual holding company is available for declaration as a dividend solely to the mutual holding company, and, in accordance with SFAS 5, where the savings association determines that the payment of such dividend to the mutual holding company is probable, an appropriate dollar amount is recorded as a liability. Cambray MHC has elected to waive the dividends totaling $747,397 as of September 30, 2003.

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

Item 2.  Description of Properties

     The Company conducts its business through its headquarters at 42 Church Street and an adjacent building at 26 John Street in the Town and Village of Gouverneur and a full service branch office in the Town of Alexandria. The net book value of these three premises is $1,074,000. As the Bank continues to grow, it may be necessary to add both production and support personnel. Therefore, the Board of Directors of the Bank continues to explore possibilities for the expansion of our headquarters. The Company currently operates a loan production office out of rented space in Clayton, New York. The book value of the premises is zero. The Company sold approximately 1.6 acres adjacent to the new branch building in Alexandria Bay for $250,000 in March 2003. That property now houses an 11,000 square foot drug store.

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

Item 4.  Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended September 30, 2003.

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     Information contained under the caption "Common Stock" in the 2003 Annual Report to Stockholders included as Exhibit 13 hereto is herein incorporated by this reference.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Information contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2003 Annual Report to Stockholders included as Exhibit 13 hereto is herein incorporated by this reference.

Item 7.  Financial Statements

     The following information appearing in the 2003 Annual Report to Stockholders included as Exhibit 13 hereto is herein incorporated by this reference.

     Independent Auditor's Report
     Consolidated Statements of Financial Condition as of September 30, 2003 and 2002.
     Consolidated Statements of Income for the Years Ended September 30, 2003 and 2002.
     Consolidated Statements of Shareholders' Equity for the Years Ended September 30, 2003 and 2002.
     Consolidated Statements of Cash Flows for the Years Ended September 30, 2003 and 2002.
     Notes to Consolidated Financial Statements

     With the exception of the information expressly incorporated herein by reference, the Company's Annual Report to Stockholders for the year ended September 30, 2003, is not deemed filed as part of this Annual Report on Form 10-KSB.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure:

     None

Item 8A. Control and Procedures

     (a) Evaluation of Disclosure Controls and Procedures. The term "disclosure controls and procedures" is defined in Rule 13a - 14(c) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2003, and they have concluded that as of that date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

     (b) Changes in Internal Controls. There were no significant changes to our internal controls or in other factors that could significantly affect our internal controls during the quarter ended September 30, 2003, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors

     Information contained under the caption "The Election of Directors (introduction);" "The Election of Directors - The Board of Directors and Nominees;" "The Election of Directors - Nominees;" "The Election of Directors - Continuing Directors;" and "The Election of Directors - Meetings of the Board of Directors and Certain Committees" in the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on February 9, 2004, to be filed with the Commission within 120 days after the end of the fiscal year covered by this report is incorporated herein by this reference.

Executive Officers

     Information contained under the caption "The Election of Directors - Continuing Directors - Richard F. Bennett;" and "The Election of Directors - Executive Officers Who Are Not Directors" in the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on February 9, 2004, to be filed with the Commission within 120 days after the end of the fiscal year covered by this report, is incorporated herein by this reference.

Compliance with Section 16(a)

     To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended September 30, 2003, all
Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners were complied with.

Code of Ethics

     The Company has adopted a Code of Ethics for adherence by its chief executive officer, chief financial officer and treasurer to promote honest and ethical conduct; full, fair and proper disclosure of financial information in the Company's periodic reports; and compliance with applicable laws, rules, and regulations. The text of the Company's Code of Ethics is included as Exhibit 14 hereto.

Item 10. Executive Compensation

     Information contained under the caption "Compensation" in the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on February 9, 2004, to be filed with the Commission within 120 days after the end of the fiscal year covered by this report, is incorporated herein by this reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     Information contained under the caption "Principal Owners of Our Common Stock" in the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on February 9, 2004, to be filed with the Commission within 120 days after the end of the fiscal year covered by this report is incorporated herein by this reference.

Item 12. Certain Relationships and Related Transactions

     Information contained under the caption "Compensation - Transactions With Directors and Officers" in the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on February 9, 2004, to be filed with the Commission within 120 days after the end of the fiscal year covered by this report, is incorporated herein by this reference.

Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) Exhibits

     See Index to Exhibits.

(b) Reports on Form 8-K

     The Company filed no reports on Form 8-K during the quarter ended September 30, 2003.


Item 14. Principal Accountant Fees and Services

Information contained under the caption "Independent Auditors' Fees - Audit Fees"; "Independent Auditors' Fees - Audit-Related Fees"; "Independent Auditors' Fees - Tax Fees"; and "Independent Auditors' Fees - All Other Fees" in the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on February 9, 2004, to be filed with the Commission within 120 days after the end of the fiscal year covered by this report, is incorporated herein by this reference.

Information contained under the caption "Report of the Audit Committee - Pre-Approval Policies and Procedures" in the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on February 9, 2004, to be filed with the Commission within 120 days after the end of the fiscal year covered by this report, is incorporated herein by this reference.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                      Gouverneur Bancorp, Inc.

Date: December 18, 2003               By: /s/ RICHARD F. BENNETT
                                          --------------------------------------
                                              Richard F. Bennett, President
                                              (Duly authorized representative)

In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:

December 18, 2003                     /s/ FRANK LANGEVIN
                                      ------------------------------------------
                                      Frank Langevin, Chairman of the Board

December 18, 2003                     /s/ RICHARD F. BENNETT
                                      ------------------------------------------
                                      Richard F. Bennett, President, Chief
                                      Executive Officer and Director

December 18, 2003                     /s/ ROBERT J. TWYMAN
                                      ------------------------------------------
                                      Robert J. Twyman, Vice President and Chief
                                      Financial Officer. Principal financial
                                      and accounting officer

December 18, 2003                     /s/ CHARLES VANVLEET
                                      ------------------------------------------
                                      Charles VanVleet, Vice President and
                                      Secretary

December 18, 2003                     /s/ RICHARD JONES
                                      ------------------------------------------
                                      Richard Jones, Director

December 18, 2003                     /s/ ROBERT LEADER
                                      ------------------------------------------
                                      Robert Leader, Director

December 18, 2003                     /s/ TIMOTHY MONROE
                                      ------------------------------------------
                                      Timothy Monroe, Director

December 18, 2003                     /s/ JOSEPH PISTOLESI
                                      ------------------------------------------
                                      Joseph Pistolesi, Director

December 18, 2003                     /s/ LARRY STRAW
                                      ------------------------------------------
                                      Larry Straw, Director

INDEX TO EXHIBITS


                                                                                                    Reference to Previous Filing,
         Exhibit Number    Document                                                                        if applicable.
         --------------    --------                                                                        -------------

         3(1)              Certificate of Incorporation                                                         **

         3(11)             Bylaws                                                                               **

         4                 Form of Stock Certificate                                                            *

         10.1              Employee Stock Ownership Plan                                                        *

         10.2              Stock Option Plan                                                                    ***

         10.3              Management Recognition Plan                                                          ***

         13                2003 Annual Report to Stockholders

         14                Code of Ethics for the President and Chief Executive
                           Officer, Chief Financial Officer, and Treasurer

         21                Subsidiaries of Registrant

         31.1              Certification of Principal Executive Officer pursuant to Exchange Act
                           Rules 13a - 15(e) and 15(d) - 15(e)

         31.2              Certification of Principal Financial Officer pursuant to Exchange Act
                           Rules 13a - 15(e) and 15(d) - 15(e)

         32.1              Certification of Principal Executive Officer pursuant to Section 1350

         32.2              Certification of Principal Financial Officer pursuant to Section 1350

         99.1              Independent auditor's report


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

                                                                      EXHIBIT 13


                               President's Message



To Our Stockholders:

     On behalf of the Board of Directors, officers and employees of Gouverneur Bancorp, Inc. and its subsidiary, Gouverneur Savings & Loan Association, I am pleased to present to you our 2003 annual report.

     Our efforts during the 2003 fiscal year have concentrated on the development and growth of the two new offices we opened in August 2002. I am happy to report that our Alexandria Bay full service branch office has grown its loan portfolio from $18.4 million at September 30, 2002 to $23.0 million, an increase of $4.6 million, or 25.0%. Total deposits for that location increased by $2.4 million, during the first full year of operation from $2.5 million at the end of the 2002 fiscal year to $4.9 million at the end of the 2003 fiscal year. Our Clayton lending office began the 2003 fiscal year with $0.4 million in loans and ended this fiscal year on September 30, 2003 with $3.7 million in loans, an increase of $3.3 million. For fiscal 2003, our return on average assets fell from 0.93% last year to 0.68% this year as net income decreased from $775,000 in 2002 to $592,000 in 2003. This result was expected since the Bank's earning assets must be grown even more to cover the incremental expenses associated with the new offices. As these two offices continue to grow, we should see our performance ratios return to previous levels. For 2003 we are pleased with the results we achieved, but we are not satisfied because the results are below our standards. We will continue to look for efficiencies in all areas to improve your return on investment. Overall, the Company's assets increased from $85.1 million to $90.0 million, an increase of $4.9 million, or 5.76%. This growth was accomplished because we expanded the Bank last year.

     During the first six months of our fiscal year, through March 2003, we saw mostly the increased expenses generated by the new offices. However, in April 2003, we began to see increased demand for loans, mainly residential mortgages. Mortgage rates have been at or near historic lows for more than a year. These low rates, which affected the yield on both our loan and investment portfolios, resulted in lowering the average yield on our interest-earning assets by 77 basis points, 0.77%, or 10.9%, from 7.09% in 2002 to 6.32% for the 2003 fiscal year. Low rates also affected the cost of interest-bearing liabilities as our average cost of funds decreased 21.1% to 2.81% for this fiscal year from 3.56% for 2002 fiscal year, a drop of 75 basis points, or 0.75%. The level to which interest rates have fallen, as well as the length of time they have been at this low level, cause concern for what will happen when rates do rise. We are working to improve current earnings, but not at the expense of future earnings. Much of the growth in mortgages has been of the adjustable rate variety. Our level of adjustable rate loans has increased from $12.0 million, or 22.0% of total loans, at September 30, 2002 to $21.4 million, or 33.0% of total loans, at September 30, 2003.

     While our assets increased by $4.9 million, our loan portfolio increased even more during 2003. Since we hold our mortgages, we believe that offering mortgages fixed at the current market rates would subject the Bank to excessive interest rate risk and would expose a higher percentage of our portfolio to the lower rates. Therefore, while we have lowered our adjustable rate mortgage loans to be competitive, we have held firm on our fixed rates. Even though we will lose some loans in the current rate environment, we feel that this strategy will position our Bank to better handle rising interest rates when they come. Also, we expect that the new branch office and the new lending office will continue to provide additional opportunities for loans. Overall, we experienced a $10.4 million increase in net loans, or a 19.15% rise from $54.3 million to $64.7 million for the 2002 fiscal year, while the average rate on our loans fell by 68 basis points, or 8.1%, from 8.38% last year to 7.70% this year.

     Despite the increase in our loan portfolio, our results show that net interest income decreased by $14,000 over the past twelve months because interest income was impacted more by the decrease in interest rates than was the cost of funds. The growth of our loan portfolio over the second half of the fiscal year helped to minimize the reduction in net interest income. Non-interest expenses increased $0.4 million, or 18.2%, from $2.2 million last year to $2.6 million this year. Much of this increase is attributable to the additional costs of the new offices during the first full year of operation.

     Our biggest concern going forward is when and how fast interest rates rise. Although we have increased our level of adjustable rate loans, many of the mortgages added over the past twelve months are fixed for five years before changing to one-year adjustable rate loans. We will be examining ways to improve our interest rate risk position during the next year by adjusting our investment portfolio to better complement our loan portfolio. We will continue to grow our new markets and improve our market share at each location. PC Banking alternatives remain on the back burner, but will need to be addressed in the near future for competitive reasons.

     Our officers and staff have worked very hard for the success we have achieved and deserve recognition. Without their efforts, we wouldn't have achieved the growth we have seen over the past twelve months. I also want to thank the Board of Directors and our stockholders for their support in our endeavors. We look forward to continuing to grow our franchise and will seek mergers, acquisitions and de novo branching opportunities for that purpose.



                                       /s/ RICHARD F. BENNETT
                                       -------------------------------------
                                       Richard F. Bennett
                                       President and Chief Executive Officer

                   SELECTED CONSOLIDATED FINANCIAL INFORMATION

Selected Financial Condition Data:

                                                    At September 30,
                                                    ----------------
                                    2003       2002       2001       2000       1999
                                  --------   --------   --------   --------   --------
                                                 (Dollars in thousands)

  Total Assets                    $ 89,956   $ 85,058   $ 82,863   $ 74,900   $ 69,996
  Loans (1)                         65,393     55,016     56,434     54,960     46,791
  Allowance for loan losses            655        671        655        663        620
  Securities available-for-sale     17,473     22,964     19,077     11,368     12,971
  Securities held-to-maturity          456      1,341      2.651      4,263      6,019
  Cash and cash equivalents          4,288      3,047      2,852      3,388      3,490
  Foreclosed real estate                92         25        182         91        169
  Other repossessed assets              29         46         38         20         --
  Deposits                          58,423     52,761     47,683     46,800     45,113
  Borrowings                        12,200     13,400     16,400     10,800      7,400
  Total shareholders' equity      $ 17,557   $ 17,228   $ 16,656   $ 15,989   $ 16,029
                                  ========   ========   ========   ========   ========

Selected Operations Data:

                                                Year Ended September 30,
                                                ------------------------
                                    2003       2002       2001       2000       1999
                                  --------   --------   --------   --------   --------
                                                 (Dollars in thousands)

  Interest income                 $  5,223   $  5,612   $  5,955   $  5,586   $  4,815
  Interest expense                   1,906      2,281      2,951      2,581      2,019
                                  --------   --------   --------   --------   --------
  Net interest income                3,317      3,331      3,004      3,005      2,796
    Provision for loan losses           95         85         80        158        162
                                  --------   --------   --------   --------   --------
  Net interest income after
    Provision for loan losses        3,222      3,246      2,924      2,847      2,634
  Non-interest income                  350        293        329        306        125
  Non-interest expense               2,619      2,240      2,020      1,994      1,687
                                  --------   --------   --------   --------   --------
  Income before income taxes           953      1,299      1,233      1,159      1,072
  Income tax expense                   361        524        467        434        431
                                  --------   --------   --------   --------   --------
  Net income                      $    592   $    775   $    766   $    725   $    641
                                  ========   ========   ========   ========   ========

Per Common Share:

                                                Year Ended September 30,
                                                ------------------------
                                    2003       2002       2001       2000       1999
                                  --------   --------   --------   --------   --------

Net Income
  Basic (2)                       $   0.27   $   0.35   $   0.35   $   0.33   $   0.15
  Diluted (2)                         0.26       0.35       0.35       0.32       0.15
  Book Value                          7.71       7.57       7.32       7.02       6.72
  Cash dividends declared             0.26       0.22       0.16       0.11        N/A
   Dividend payout ratio             96.30%*    62.86%*    45.71%*    33.33%       N/A

* Cambray Mutual waived its right to dividends declared in 2003, 2002 and 2001 amounting to $341,000, $288,000 and $118,000 respectively. The dividend payout ratio excluding waived dividends was 42.57% in 2003, 27.42% in 2002 and 32.11% in 2001.

     Notes appear on following page.

                                                          At or for the Year Ended September 30,
                                                          --------------------------------------

                                                   2003        2002        2001        2000        1999
                                                 --------    --------    --------    --------    --------
Performance Ratios:
Return on average assets (net income to
  average total assets) ......................       0.68%       0.93%       0.96%       1.00%       1.03%
Return on average equity (net income
  to average equity) .........................       3.40%       4.56%       4.69%       4.58%       4.84%
Average interest-earning assets to
  average interest-bearing liabilities .......     122.00%     123.40%     125.08%     126.57%     125.04%
Net interest rate spread (4) .................       3.51%       3.53%       2.97%       3.31%       3.81%
Net interest margin (5) ......................       4.01%       4.21%       3.93%       4.29%       4.65%
Net interest income after provision for
  loan losses to total other expenses ........      1.23x       1.45x       1.45x       1.43x       1.54x

Capital and Asset Quality Ratios: (3)
Average equity to average total assets .......      19.88%      20.41%      20.55%      21.77%      21.27%
Total equity to assets end of period .........      19.52%      20.25%      20.10%      21.35%      22.90%
Non-performing assets to total assets ........       0.92%       0.88%       0.79%       0.69%       0.56%
Non-performing loans to total loans ..........       1.08%       1.23%       0.78%       0.75%       0.47%
Allowance for loan losses to total loans .....       1.01%       1.21%       1.17%       1.21%       1.33%
Allowance for loan losses to
  non-performing loans .......................      93.17%      98.68%     149.89%     162.10%     280.54%

Other Data:
Number of real estate loans outstanding ......      1,467       1,393       1,456       1,438       1,383
Number of deposit accounts ...................      7,639       7,216       6.989       7,014       6,890
Full service offices .........................          2           2           1           1           1

     (1)  Shown net of deferred fees and costs.
     (2) Earnings per share for 1999 represent the net earnings of the Company for the period from March 23, 1999 (date of reorganization) to September 30, 1999.
     (3) Capital and asset quality ratios are at end of period. All other ratios are based on average daily balances.
     (4) The net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
     (5) The net interest margin, also known as the net yield on average interest-earning assets, represents net interest income as a percentage of average interest-earning assets.

Year 2003 Highlights For Our Bank

     During fiscal 2003, Gouverneur Bancorp, Inc. marked its third full year as a public company. In the course of this year, our subsidiary, Gouverneur Savings and Loan Association (the "Bank"), increased its assets by $4.9 million, through mortgage portfolio growth, while remaining well capitalized, with strong asset quality.

     The Bank has been and continues to be a community oriented financial institution offering a variety of financial services. The Bank attracts deposits from the general public and uses those deposits, together with other funds, to make loans and other investments. Most of the loans are mortgages secured by one-to-four family residences (including home equity lines of credit). The Bank also makes consumer, commercial and multi-family real estate and other loans. Most of the loans are in the Bank's primary market area, southern St. Lawrence and northern Jefferson and Lewis counties in New York State. The Savings Association Insurance Fund of the FDIC insures the Bank's deposit accounts, and the FDIC and the Office of Thrift Supervision ("OTS") both regulate the Bank.

     Our profitability depends, to a large extent, on our net interest income, which is the difference between the interest we receive on our interest earning assets, such as loans and investments, and the interest we pay on interest bearing liabilities, primarily deposits. Other categories of expenses generally include the provision for loan losses, salaries and employee benefits costs, net expenses on foreclosed real estate and various other categories of operational expenses. External factors, such as general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities, can have a substantial effect on profitability.

     Loans are our highest yielding asset category. We are faced with increasing competition from other financial institutions, loan brokers, mortgage bankers, insurance companies, brokerage firms and other companies that are competing for a limited number of loan opportunities. Last year, in order to meet the challenge of competition and increase our earning assets, we:

          o opened a new full service branch office in Alexandria Bay, NY to replace the lending office in that community to allow us to fully service current customers in that market area and create new loan opportunities, and
          o opened a new lending office in Clayton, NY, ten miles west of Alexandria Bay, to generate additional loan opportunities along the St. Lawrence River in conjunction with the new branch office.

     This year, we have increased loans at the Alexandria Bay office by $4.6 million, or 25.0%, from $18.4 million on September 30, 2002 to $23.0 million on September 30, 2003. The Clayton lending office has grown its loan portfolio from $0.4 million to $3.7 million over the same period. The growth of these two new locations lead to an overall increase of $10.4 million in the Bank's net loans, from $54.3 million at the end of the 2002 year to $64.7 million at the end of the 2003 fiscal year.

     During fiscal 2003, our deposits increased by $5.6 million, or 10.6%. The growth was in savings and club accounts at $3.3 million and NOW and money market accounts at $2.3 million, while demand deposits and time certificates remained at last year's levels. Deposits at the Alexandria Bay branch office grew by $2.4 million, or 96.0%, from $2.5 million on September 30, 2002 to $4.9 million on September 30, 2003. We expect that the full service branch in Alexandria Bay will continue to provide additional deposit growth opportunities for the Bank. Due to the increase in deposits, we reduced our borrowings by $1.2 million, or 9.0% during the past twelve months.

     We believe that some of our deposit growth has come because the securities markets have been in a state of flux. These market gyrations may continue to create opportunities for new deposits. Individuals may choose to invest their discretionary funds in bank deposits rather than equity securities. If we are unable to attract the deposits necessary to support our growth, we will continue to borrow funds from the Federal Home Loan Bank of New York ("FHLBNY").

     Now that we have added additional locations, it will take some time to develop these markets. Even though we are starting with an established loan base in the Alexandria Bay market, it will take time and effort to convert these customers to full service relationships and to attract new customers and expand our loan base. We believe that the Clayton Lending office benefits from the relationships and name recognition from the Alexandria Bay location. We will continue to develop and implement strategies to grow our franchise, seeking to expand our market share in our existing community and reach out into adjoining communities. The following discussion of our financial condition and results of operations shows the effects of our efforts in fiscal 2003.

     Introduction to Financial Information and Comparisons

     Our current financial statements combine the assets, liabilities, income and expenses of Gouverneur Bancorp, Inc., with those of Gouverneur Savings and Loan Association. Any discussion below about periods or dates before March 23, 1999, when we completed the reorganization, includes information only about the Bank. However, when we discuss past financial information, we refer to assets, liabilities, income and expenses prior to March 23, 1999 as our own for comparative purposes.

     Critical Accounting Policies

     Note 2 to Gouverneur Bancorp, Inc.'s consolidated financial statements lists significant accounting policies used in the development and presentation of its financial statements. This discussion and analysis, the significant accounting policies, and other financial statement disclosures identify and address key variables and other qualitative and quantitative factors that are necessary for an understanding and evaluation of Gouverneur Bancorp, Inc. and its results of operation.

     The reporting of the Company's financial condition and results of operations is impacted by the application of accounting policies by management. Certain accounting policies are particularly sensitive and require significant judgments, estimates and assumptions to be made by management in matters that are inherently uncertain.

     The Company's provision for loan losses and the level of the allowance for loan losses involve significant estimates by management in evaluating the adequacy of the allowance for loan losses. Management's evaluation is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. While management uses available information to make such evaluations, future adjustments to the allowance may be necessary if economic conditions or loan credit quality differ substantially from the assumptions used in making the evaluation.

     As permitted by SFAS No. 123 the Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion (APB) No.
25. Under APB No. 25, no compensation expense is recognized in the income statement related to any options granted under the Company's stock option plans. The pro forma impact to net income and earnings per share that would occur if compensation expense was recognized, based on the estimated fair value of the options on the date of grant, is disclosed in note 2 to the consolidated financial statements. The Company intends to continue to account for stock-based compensation in this manner unless there is more specific guidance issued by the Financial Accounting Standards Board or unless a clear consensus develops in the financial services industry on the application of accounting methods.

     Analysis of Net Interest Income

     Net interest income, our primary income source, depends principally upon
(i) the amount of interest-earning assets that we can maintain based upon our funding sources; (ii) the relative amounts of interest-earning assets versus interest-bearing liabilities; and (iii) the difference between the yields earned on those assets and the rates paid on those liabilities. Non-performing loans adversely affect net interest income because they are funded by interest-bearing liabilities, but they do not provide interest income. Furthermore, when we designate an asset as non-performing, all interest that we have already accrued but not actually received is deducted from current period income, further reducing net interest income.

     Average Balances, Interest Rates and Yields

     The following table presents for the periods indicated, the average interest-earning assets and average interest-bearing liabilities by principal categories, the interest income or expense for each category, and the resultant average yields earned or rates paid. No tax equivalent adjustments were made. All average balances are daily average balances. Non-interest-bearing checking accounts are included in the tables as a component of non-interest-bearing liabilities.

                                                                        For the Year Ended September 30,
                                                                        --------------------------------
                                                       2003                          2002                          2001
                                            ---------------------------   ---------------------------   ---------------------------
                                                                               ($ in thousands)

                                            Average              Yield/   Average              Yield/   Average              Yield/
                                            Balance  Interest     Cost    Balance  Interest     Cost    Balance  Interest     Cost
                                            -------   -------   -------   -------   -------   -------   -------   -------   -------
Loans, net (1)                              $57,312   $ 4,413      7.70%  $54,798   $ 4,593      8.38%  $55,089   $ 4,740      8.60%
Securities (2)                               23,194       788      3.40%   22,481       989      4.40%   19,759     1,140      5.77%
Other short-term investments                  2,188        22      1.01%    1,880        30      1.60%    1,536        75      4.88%
                                            -------   -------             -------   -------             -------   -------
   Total interest-earning assets             82,694     5,223      6.32%   79,159     5,612      7.09%   76,384     5,955      7.80%
                                                      -------                       -------                       -------
Non-interest-earning assets                   4,869                         4,078                         3,058
                                            -------                       -------                       -------
      Total assets                          $87,563                       $83,237                       $79,442
                                            =======                       =======                       =======


Savings and club accounts (3)               $17,968   $   321      1.79%  $14,925   $   353      2.37%  $14,277   $   470      3.29%
Time certificates                            28,749       907      3.15%   26,782     1,129      4.20%   25,618     1,559      6.09%
NOW and money market accounts                 8,296        73      0.88%    6,988        87      1.24%    6,575       145      2.21%
Borrowings                                   12,766       605      4.74%   15,364       712      4.63%   14,599       777      5.32%
                                            -------   -------             -------   -------             -------   -------
   Total interest-bearing liabilities        67,779     1,906      2.81%   64,149     2,281      3.56%   61,069     2,951      4.83%
                                                      -------                       -------                       -------
Non-interest-bearing liabilities              2,378                         2,099                         2,048
                                            -------                       -------                       -------
      Total liabilities                      70,157                        66,248                        63,117
Shareholders' equity                         17,406                        16,989                        16,325
                                            -------                       -------                       -------
   Total liabilities and
     shareholders' equity                   $87,563                       $83,237                       $79,442
                                            =======                       =======                       =======


Net interest income/spread (4)                        $ 3,317      3.51%            $ 3,331      3.53%            $ 3,004      2.97%
                                                      =======   =======             =======   =======             =======   =======

Net earning assets/net interest
   margin (5)                               $14,915                4.01%  $15,010                4.21%  $15,315                3.93%
                                            =======             =======   =======             =======   =======             =======
Ratio of average interest-earning assets
   To average interest-bearing liabilities     1.22x                         1.23x                                   1.25x
                                               ====                       =======                                 =======

Notes appear on following page

          (1) Shown net of the allowance for loan losses. Average loan balances include non-accrual loans. Interest is recognized on non-accrual loans only as and when received.
          (2) Securities are included at amortized cost, with net unrealized gains or losses on securities available for sale included as a component of non-earning assets. Securities include FHLBNY stock.
          (3) Includes advance payments by borrowers for taxes and insurance (mortgage escrow deposits).
          (4) The spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
          (5) The net interest margin, also known as the net yield on average interest-earning assets, represents net interest income as a percentage of average interest-earning assets.


     Rate Volume Analysis of Net Interest Income

     One method of analyzing net interest income is to consider how changes in average balances and average rates from one period to the next affect net interest income. The following table shows changes in the dollar amount of interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. It shows the amount of the change in interest income or expense caused by either changes in outstanding balances (volume) or changes in interest rates. The effect of a change in volume is measured by multiplying the average rate during the first period by the volume change between the two periods. The effect of a change in interest rates is calculated by multiplying the change in rate between the two periods by the average volume during the first period. Changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate.

                                                         Year Ended September 30,
                                                         ------------------------
                                                2003 vs. 2002                 2002 vs. 2001
                                                -------------                 -------------
                                         Increase (Decrease) Due To:   Increase (Decrease) Due To:
                                         --------------------------    --------------------------
                                         Volume     Rate      Total    Volume     Rate      Total
                                         ------    ------    ------    ------    ------    ------
                                                          (Dollars in thousands)

Interest-earning assets:
  Loans                                  $  204    $ (384)   $ (180)   $  (26)   $ (121)   $ (147)
  Securities                                 30      (231)     (201)      143      (294)     (151)
  Other short-term investments                4       (12)       (8)       14       (59)      (45)
                                         ------    ------    ------    ------    ------    ------
    Total interest-earning assets           238      (627)     (389)      131      (474)     (343)
                                         ------    ------    ------    ------    ------    ------

Interest-bearing liabilities:
  Savings and club accounts                  64       (96)      (32)       20      (137)     (117)
  Time certificates                          75      (297)     (222)       73      (503)     (430)
  NOW and money market accounts              14       (28)      (14)        9       (67)      (58)
  Borrowings                               (123)       16      (107)       40      (105)      (65)
                                         ------    ------    ------    ------    ------    ------
    Total interest-bearing liabilities       30      (405)     (375)      142      (812)     (670)
                                         ------    ------    ------    ------    ------    ------

Net change in net interest income        $  208    $ (222)   $  (14)   $  (11)   $  338    $  327
                                         ======    ======    ======    ======    ======    ======

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Comparison of Financial Condition at September 30, 2003 and 2002

     The Company's total assets amounted to $90.0 million at September 30, 2003, which was $4.9 million, or 5.76%, higher than our total assets of $85.1 million one year earlier. The increase was funded primarily through growth in deposits of $5.6 million after $1.2 million of this increase was used to repay debt with FHLBNY.

     Cash and due from banks, interest bearing deposits and investment securities decreased by $5.3 million, or 19.3%, to a total of $22.2 million at September 30, 2003 compared to $27.5 million at September 30, 2002. Cash and due from banks increased by $0.3 million while interest-bearing deposits increased by $0.9 million. Available-for-sale securities decreased during the year by $5.5 million, while securities held-to-maturity decreased by $0.9 million. The decline in the balances of the available-for-sale portfolio was due to the sale of mutual fund assets and the decrease in the held-to-maturity portfolio resulted from scheduled principal repayments on those securities.

     Net loans were $64.7 million at September 30, 2003, an increase of $10.4 million, or 19.2%, compared to $54.3 million one year ago. This increase was the result of a high amount of refinancing activity due to historically low interest rates combined with an active real estate market in the Thousand Islands region affecting both Alexandria Bay and Clayton. The increase was also the result of management's decision to lower our adjustable mortgage rates.

     Total deposits increased by $5.6 million during the year as saving and club account deposits increased by $3.3 million and NOW and money market deposits grew by $2.3 million. Alexandria Bay, which began taking deposits in August 2002 at the new branch, increased deposits by $2.4 million, or 96.0% from $2.5 million at the end of September 2002 to $4.9 million at the end of September 2003. The new branch opens another market for our deposit products and offers us an alternative to borrowing funds as we grow.

     Borrowed funds decreased by $1.2 million from $13.4 million to $12.2 million at September 30, 2003 as discussed above.

     Total shareholders' equity amounted to $17.6 million at September 30, 2003, an increase of $0.4 million, or 2.3%, over the balance of $17.2 million at September 30, 2002. The increase resulted from net income of $592,000 and increases due to the allocation of Employee Stock Ownership Plan (ESOP) shares and the amortization of Management Recognition Plan (MRP) shares totaling $98,000 and the exercise of stock options which were issued from treasury stock in the amount of $6,000. These increases were partially offset by $252,000 paid in dividends on common stock, $65,000 paid for the purchase of 6,600 shares of common stock for the MRP and a $50,000 decrease in the value of available for sale investments after tax.

     Comparison of Operating Results for the Years Ended September 30, 2003 and 2002

     Net Income. Net income for the year ended September 30, 2003 was $592,000 compared to net income of $775,000 the previous year. The $183,000 decrease in net income represents a 23.6% decrease from fiscal 2002. Income before taxes decreased by $346,000, or 26.6%, as a result of an increase of $57,000 in other income being more than offset by a decrease in net interest income of $14,000 generated by the decline in interest rates combined with an increase of $10,000 in the provision for loan losses and an increase of $379,000 in non-interest expenses. Income tax expense was reduced by $163,000 because of the reduced income before taxes resulting in a decrease of $183,000 in net income.

     Interest Income. Interest income decreased by $389,000 from $5,612,000 in fiscal 2002 to $5,223,000 in fiscal 2003. We estimate that the decrease in interest income was composed of an increase of $238,000 due to an increase in the average balance of interest-earning assets, from $79.2 million to $82.7 million, and a $627,000 decrease in interest income due to a decrease in the average rate earned on interest-earning assets, from 7.09% to 6.32%. The average balance of loans increased by $2.5 million, due to increases in real estate loans and other commercial loans more than offsetting a decrease in other consumer loans, while the average rate earned on loans decreased from 8.38% to 7.70%. The increase in the average balance of loans resulted in a $204,000 increase in interest income, while the decrease in the average rate on loans resulted in a $384,000 decrease in interest income. The average balances of securities and other short-term investments increased by $1.0 million from $24.4 million in fiscal 2002 to $25.4 million in fiscal 2003 while the average rate earned on securities and other short term investments decreased from 4.18% for the year ended September 30, 2002 to 3.19% for the year ended September 30, 2003. The increase in the average balance of securities and other short-term investments increased interest income by $34,000, while the decrease in the average rate earned on securities and other short-term investments decreased interest income by $243,000.

     Interest Expense. Interest expense decreased by $375,000 from $2,281,000 for fiscal 2002 to $1,906,000 in fiscal 2003. The increase in the average balance of interest-bearing liabilities from $64.1 million in fiscal 2002 to $67.8 million in fiscal 2003 resulted in an increase of $30,000 in interest expense, while a decrease in the average interest rate from 3.56% for fiscal 2002 to 2.81% for fiscal 2003 resulted in a $405,000 decrease in interest expense. The decrease in interest rates was attributable to decreases in the cost of savings and club accounts, time deposits, NOW and money market accounts offset in part by a slight increase in the cost of borrowings from FHLBNY due to the payoff of borrowings.

     Our average cost of funds decreased from 3.56% in 2002 to 2.81% in 2003. The rates decreased on savings and club accounts by 58 basis points to 1.79%, on time certificates by 105 basis points to 3.15%, on money market and NOW accounts 36 basis points to 0.88%. The cost of borrowings at FHLBNY increased by 11 basis points to 4.74%.

     Net Interest Income. Our net interest income decreased by $14,000 in fiscal 2003. The decrease was attributable to a $389,000 decrease in interest income combined with a decrease of $375,000 in interest expense as explained above. The interest rate change is also reflected by a 2 basis point decrease in our spread, which is the difference between the average yield earned on our assets and the average rate paid on our liabilities, from 3.53% to 3.51%.

     Provision for Loan Losses. The provision for loan losses results from our analysis of the adequacy of the allowance for loan losses. If we believe that the allowance should be higher, then we increase it with a provision for loan losses, which is an expense on our income statement. In determining the appropriate provision for loan losses, management considers the level of and trend in non-performing loans, the level of and trend in net loan charge-offs, the dollar amount and mix of the loan portfolio, as well as general economic conditions and real estate trends in the Company's market area, which can impact the inherent risk of loss in the Company's portfolio. Furthermore, the OTS may disagree with our judgments regarding the risks in our loan portfolio and could require us to increase the allowance in the future.

     We increased our provision for loan losses from $85,000 in 2002 to $95,000 in 2003. At year-end, the ratio of our loan loss allowance to total loans and non-performing loans was 1.01% and 93.17% respectively. Our allowance at the beginning of the year was $671,000 and we determined at the end of the year that the appropriate level for the allowance was $655,000. We had charge-offs during the year of $188,000 and recoveries of $77,000, so a $95,000 provision was necessary to reach the desired level for the allowance.

     Non-interest income. Non-interest income increased from $293,000 in fiscal year 2002 to $350,000 in fiscal 2003. Service charge income increased $37,000 consistent with the growth in deposits and new accounts, loan fees were up $12,000, other non-interest income items increased by $23,000, while gains on sale of securities dropped $15,000 from fiscal year 2002 to 2003.

     Non-interest expenses. Our non-interest expenses increased $379,000 from $2,240,000 in fiscal 2002 to $2,619,000 in fiscal 2003. Non-interest expenses include most categories of expense other than interest we pay on deposits and borrowed funds and income tax expense. The largest category of non-interest expenses is salaries and employee benefits, followed by other expense, building, occupancy and equipment and professional fees.

     The increase was primarily due to increased costs of $186,000 in salaries and employee benefits expense, $69,000 in building, occupancy and equipment costs, $48,000 in directors' fees, $43,000 in foreclosed assets expense, $18,000 in telephone expense and $14,000 in utilities. The additional salaries and employee benefits expense resulted from performance increases to our employees and the hiring of six employees to staff the new branch office and the new lending office. Directors' fees are impacted by changes in the market value of investments which fund the deferred directors' fees plan. Building, occupancy, equipment and telephone and utilities expense are up because of the new office locations.

     Income Tax Expense. Our income tax expense decreased from $524,000 in fiscal 2002 to $361,000 in fiscal 2003, or 31.1%. The effective income tax rate was 37.9% in 2003 and 40.3% in 2002 due to this decrease. The decrease was the result of decreased income before income tax expense and permanent differences between tax and book income expenses as outlined in Note 9 to the Consolidated Financial Statements.

     Liquidity and Capital Resources

     Our primary sources of funds are deposits, borrowings and proceeds from the principal and interest payments on loans and securities. Maturities and scheduled principal payments on loans and securities are predictable sources of funds. However, general economic conditions and interest rate conditions can cause increases or decreases in deposit outflows and loan pre-payments thereby affecting the level of funds we have available for investment. Our level of borrowed funds is generally at our own discretion, based upon our need for funds and the cost of deposits as an alternative source of funds.

     In general, we manage our liquidity by maintaining a sufficient level of short-term investments so that funds are normally available for investment in loans when needed. During the year ended September 30, 2003, we increased our cash and cash equivalents by $1,241,000. The increase was the net result of the combination of all our sources and uses of funds. We originated $26.3 million of new loans and purchased $2.5 million in USDA and SBA guaranteed loans during fiscal 2003, as compared to originations of $15.8 million and no purchased loans in fiscal 2002. However, loans, net, after payments, charge-offs and transfers to foreclosed assets, increased by $10.8 million this year after decreasing by $1.3 million last year.

     Deposits increased by $5.6 million during fiscal 2003. We believe the increase is attributable to competitive rates we paid on deposits plus the $2.4 million in new deposits at the new branch in Alexandria Bay. In addition to factors within our control, such as our deposit pricing strategies and our marketing efforts, deposit flows are affected by factors outside our control, such as, the level of general market interest rates, the availability of alternate investment opportunities and general economic conditions.

     We monitor our liquidity regularly. Excess liquidity is invested in overnight federal funds sold and other short-term investments. If we need additional funds, we can borrow those funds, although the cost of borrowing money is normally higher than the average cost of deposits. As a member of the FHLBNY, the Bank can arrange to borrow in excess of $ 22.0 million of which $5.7 million was outstanding at September 30, 2003, but to do so it must provide appropriate collateral and satisfy other requirements for Federal Home Loan Bank borrowings. We have not needed to use borrowings to fund unanticipated deposit outflows. However, we have used borrowings in prior years to help us fund our loan growth. In addition to borrowings, we believe that, if we need to do so, we can attract additional deposits by increasing the rates we offer.

     We had $5.4 million of outstanding commitments to make loans at September 30, 2003, along with $1.0 million to purchase loans and $2.0 million of unused home equity, commercial and overdraft lines of credit. During the upcoming year, we anticipate that loan originations may exceed the amount of cash available from the net increase, if any, in deposits, loan repayments and prepayments and the proceeds from the maturity, payment or disposition of securities. If that occurs, we may obtain additional funds to increase our loan portfolio through a variety of strategies, including reducing securities as a percentage of total assets, borrowing funds, or the use of wholesale or brokered deposits. At September 30, 2003, we had $18.8 million of certificates of deposit scheduled to mature in one year. We anticipate that we can retain substantially all of those deposits if we need to do so to fund loans and other investments as part of our efforts to grow and leverage our capital.

     The OTS has minimum capital ratio requirements which apply to the Bank, but there are no comparable minimum capital requirements that apply to us as a savings and loan holding company. At September 30, 2003, the Bank substantially exceeded all regulatory capital requirements of the OTS applicable to it, and the OTS minimum capital requirements had no material adverse affect on the Bank. The Bank was classified as "well capitalized" at September 30, 2003 under OTS regulations.

     We measure liquidity on a monthly basis and want to maintain a liquidity ratio between 5% and 15%. At September 30, 2003, the ratio is 25.5%. However, this ratio will drop because we have sold most of the mutual fund assets to provide liquidity for the loan portfolio. We estimate the ratio will drop to the 15% to 17% range because of this change. We will continue to monitor this situation and adjust deposit rates, invest funds in longer-term securities or pay off borrowed funds as necessary.

     Forward-Looking Statements

     When we use words or phrases like "will probably result" "we expect," "will continue," "we anticipate," "estimate," "project," "should cause," or similar expressions in this annual report or in any press releases, public announcements, filings with the Securities and Exchange Commission or other disclosures, we are making "forward-looking statements" as described in the Private Securities Litigation Reform Act of 1995. In addition, certain information we provide, such as analysis of the adequacy of our allowance for loan losses or an analysis of the interest rate sensitivity of our assets and liabilities, is always based on predictions of the future. From time to time, we may also publish other forward-looking statements about anticipated financial performance, business prospects, and similar matters.

     The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. We want you to know that a variety of future events could cause our actual results and experience to differ materially from what we anticipate when we make our forward-looking statements. Some of the risks and uncertainties that may affect our operations, performance, development and results, the interest rate sensitivity of our assets and liabilities, and the adequacy of our allowance for loan losses, include without limitation (i) local, regional, national or global economic conditions which could cause an increase in loan delinquencies , a decrease in property values, or a change in the housing turnover rate; (ii) changes in market interest rates or changes in the speed at which market interest rates change; (iii) changes in laws and regulations affecting us; (iv) changes in competition; and (v) changes in consumer preferences.

     Please do not rely unduly on any forward-looking statements, which are valid only as of the date made. Many factors, including, but not limited to those described above, could affect our financial performance and could cause our actual results or circumstances for future periods to differ materially from what we anticipate or project. We have no obligation to update any forward-looking statements to reflect future events which occur after the statements are made.

SHAREHOLDER INFORMATION
-----------------------

Corporate Offices
-----------------
Gouverneur Bancorp, Inc.
42 Church Street
Gouverneur, New York 13642
(315) 287-2600

Annual Meeting of Shareholders
------------------------------
The annual meeting of Gouverneur Bancorp, Inc. will be held February 9, 2004 at 10:00 am at the Clearview Restaurant, 1180A U.S. Highway 11, Gouverneur, New York 13642.

Annual Report on Form 10-KSB
----------------------------
For the 2003 fiscal year, Gouverneur Bancorp, Inc. has filed an Annual Report on Form 10-KSB with the Securities and Exchange Commission. The Form 10-KSB is available on the World Wide Web as part of the SEC EDGAR database at www.sec.gov. Shareholders may also obtain a copy free of charge by writing to Gouverneur Bancorp, Inc., 42 Church Street, Gouverneur, New York 13642,
Attention: Corporate Secretary.

Stock Transfer Agent & Registrar
--------------------------------
Shareholders wishing to change name, address or ownership of stock, or to report lost certificates or to consolidate accounts should contact the Company's stock registrar and transfer agent directly at:

Registrar & Transfer Company
10 Commerce Drive
Cranford, New Jersey 07016-3572
(800) 368-5948

Counsel
-------
Hinman, Howard & Kattell, LLP
106 Corporate Park Drive, Suite 317
White Plains, New York 10604

Independent Auditors
--------------------
Beard Miller Company LLP
320 East Market Street
Harrisburg, Pennsylvania 17108

Market Information for Common Stock
-----------------------------------
The Common Stock of Gouverneur Bancorp, Inc. trades on the American Stock Exchange under the symbol "GOV". At December 12, 2003, there were approximately 340 shareholders of record, not including the number of persons or entities holding stock in nominee or street names through various brokers and banks.

Gouverneur Bancorp, Inc. common stock was issued at $5.00 per share in connection with the Company's initial public offering completed on March 23, 1999. The following table shows the range of high and low sale prices for each full quarterly period for the past two fiscal years.

                                                                          Cash
                                                                        Dividend
Quarter Ended                                     High        Low       Declared
-------------                                   --------    --------    --------

Fiscal 2003
-----------
September 30, 2003                              $  11.20    $  10.12    $   0.13
June 30, 2003                                   $  10.62    $   9.70    $   0.00
March 31, 2003                                  $  10.00    $   9.20    $   0.13
December 31, 2002                               $  10.20    $   9.40    $   0.00

Fiscal 2002
-----------
September 30, 2002                              $  10.50    $   8.60    $   0.12
June 30, 2002                                   $  10.70    $   8.25    $   0.00
March 31, 2002                                  $   8.60    $   7.70    $   0.10
December 31, 2001                               $   9.10    $   7.65    $   0.00


DIRECTORS AND OFFICERS
Gouverneur Bancorp, Inc.

Board of Directors
Frank Langevin: Chairman of the Board, Retired contractor
Richard F. Bennett: President & Chief Executive Officer, Gouverneur Bancorp,
Inc.
Richard E. Jones: Retired feed & farm store owner
Robert J. Leader: Principal, Case & Leader LLP, Attorneys at Law
Timothy J. Monroe: Veterinarian, President, Northland Veterinarian Hospital Joseph C. Pistolesi: Owner, Clearview Motel and Restaurant
Larry Straw: Project Manager, Cives Steel Co., Northern Division, steel fabricator

Directors of Gouverneur Bancorp, Inc. also serve as Directors of Gouverneur Savings & Loan Association

Officers
Richard F. Bennett: President & Chief Executive Officer
Charles VanVleet: Vice President & Secretary
Robert Twyman: Vice President & Chief Financial Officer
Kathleen McIntosh: Treasurer

                            GOUVERNEUR BANCORP, INC.

                          CONSOLIDATED FINANCIAL REPORT


                               SEPTEMBER 30, 2003

GOUVERNEUR BANCORP, INC.
================================================================================
TABLE OF CONTENTS




                                                                       PAGE NO.

CONSOLIDATED FINANCIAL STATEMENTS:

     Independent Auditor's Report                                          1

     Consolidated Statements of Financial Condition                        2

     Consolidated Statements of Income                                     3

     Consolidated Statements of Shareholders' Equity                       4

     Consolidated Statements of Cash Flows                                 5

     Notes to Consolidated Financial Statements                            6

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Shareholders
Gouverneur Bancorp, Inc.
Gouverneur, New York


         We have audited the accompanying consolidated statement of financial condition of Gouverneur Bancorp, Inc. and its subsidiary as of September 30, 2003, and the related consolidated statements of income, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Gouverneur Bancorp, Inc. and its subsidiary as of September 30, 2002 were audited by other auditors whose report, dated November 16, 2002, expressed an unqualified opinion on those statements.

         We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the 2003 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gouverneur Bancorp, Inc. and its subsidiary as of September 30, 2003, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


                                                /s/ Beard Miller Company LLP



Harrisburg, Pennsylvania
October 31, 2003

GOUVERNEUR BANCORP, INC.
================================================================================
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                               September 30,
                                                                                         ------------------------
                                                                                            2003          2002
                                                                                         ----------    ----------
                                                                                              (In Thousands)
                                     ASSETS

   Cash and due from banks                                                               $    1,762    $    1,481
   Interest bearing deposits with banks                                                       2,526         1,566
                                                                                         ----------    ----------

       Cash and Cash Equivalents                                                              4,288         3,047

   Securities available for sale                                                             17,473        22,964
   Securities held to maturity, fair value 2003 $459; 2002 $1,352                               456         1,341
   Loans receivable, net of allowance for loan losses 2003 $655; 2002 $671                   64,738        54,345
   Investment in FHLB stock, at cost                                                            610           745
   Bank premises and equipment, net                                                           1,484         1,848
   Accrued interest receivable and other assets                                                 907           768
                                                                                         ----------    ----------

       Total Assets                                                                      $   89,956    $   85,058
                                                                                         ==========    ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

   Deposits:
      Non-interest bearing demand                                                        $      806    $      779
      NOW and money market                                                                    9,409         7,141
      Savings                                                                                19,157        15,821
      Time                                                                                   29,051        29,020
                                                                                         ----------    ----------

       Total Deposits                                                                        58,423        52,761

   Securities sold under agreements to repurchase                                             5,700         6,900
   Advances from Federal Home Loan Bank                                                       6,500         6,500
   Accrued interest payable and other liabilities                                             1,776         1,669
                                                                                         ----------    ----------

       Total Liabilities                                                                     72,399        67,830
                                                                                         ----------    ----------

SHAREHOLDERS' EQUITY

   Preferred stock, par value $.01 per share; authorized 1,000,000 shares; none issued           --            --
   Common stock, par value $.01 per share; authorized 9,000,000 shares;
      issued 2,384,040 shares                                                                    24            24
   Paid-in capital                                                                            4,577         4,570
   Retained earnings                                                                         13,365        13,025
   Treasury stock, at cost, 2003 - 106,156 shares; 2002 - 107,281 shares                       (537)         (543)
   Accumulated other comprehensive income                                                       487           537
   Unearned common stock held by management recognition plan                                    (85)          (73)
   Unallocated common stock held by employee stock ownership plan                              (274)         (312)
                                                                                         ----------    ----------

       Total Shareholders' Equity                                                            17,557        17,228
                                                                                         ----------    ----------

       Total Liabilities and Shareholders' Equity                                        $   89,956    $   85,058
                                                                                         ==========    ==========

See notes to consolidated financial statements.
--------------------------------------------------------------------------------
                                        2

GOUVERNEUR BANCORP, INC.
================================================================================
CONSOLIDATED STATEMENTS OF INCOME

                                                              Years Ended September 30,
                                                             ---------------------------
                                                                 2003           2002
                                                             ------------   ------------
                                                        (In Thousands, Except Per Share Data)

INTEREST INCOME
   Loans receivable, including fees                          $      4,413   $      4,593
   Securities                                                         788            989
   Other                                                               22             30
                                                             ------------   ------------

       Total Interest Income                                        5,223          5,612
                                                             ------------   ------------

INTEREST EXPENSE
   Deposits                                                         1,301          1,569
   Short-term borrowings                                               76            108
   Advances from Federal Home Loan Bank                               529            604
                                                             ------------   ------------

       Total Interest Expense                                       1,906          2,281
                                                             ------------   ------------

       Net Interest Income                                          3,317          3,331

PROVISION FOR LOAN LOSSES                                              95             85
                                                             ------------   ------------

       Net Interest Income after Provision for Loan Losses          3,222          3,246
                                                             ------------   ------------

OTHER INCOME
   Service charges and fees                                           146            109
   Net realized gains on sales of securities                           83             98
   Other                                                              121             86
                                                             ------------   ------------

       Total Other Income                                             350            293
                                                             ------------   ------------

OTHER EXPENSES
   Salaries and employee benefits                                   1,312          1,126
   Directors' fees                                                    101             53
   Occupancy and equipment                                            356            287
   Data processing                                                    127            120
   Postage and supplies                                               116            132
   Professional fees                                                  145            142
   Other                                                              462            380
                                                             ------------   ------------

       Total Other Expenses                                         2,619          2,240
                                                             ------------   ------------

       Income before Income Taxes                                     953          1,299

INCOME TAX EXPENSE                                                    361            524
                                                             ------------   ------------

       Net Income                                            $        592   $        775
                                                             ============   ============

EARNINGS PER SHARE
   Basic                                                     $       0.27   $       0.35
                                                             ============   ============

   Diluted                                                   $       0.26   $       0.35
                                                             ============   ============

See notes to consolidated financial statements.
--------------------------------------------------------------------------------
                                        3

GOUVERNEUR BANCORP, INC.
================================================================================
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Years Ended September 30, 2003 and 2002

                                                                                   Accumulated   Unearned   Unallocated
                                                                                     Other        Common    Common Stock
                                     Common    Paid-in     Retained    Treasury   Comprehensive  Stock Held    Held
                                     Stock     Capital     Earnings     Stock        Income        by MRP     by ESOP       Total
                                   ---------- ----------  ----------  ----------    ----------   ----------  ----------  ----------
                                                                       (In Thousands)
BALANCE - SEPTEMBER 30, 2001       $       24 $    4,540  $   12,463  $     (543)   $      610   $      (89) $     (349) $   16,656
                                                                                                                         ----------
Comprehensive income:
   Net income                              --         --         775          --            --           --          --         775
   Change in unrealized gains
      on securities available
      for sale, net of
      reclassification adjustment
      and tax effects                      --         --          --          --           (73)          --                     (73)
                                                                                                                         ----------

   Total Comprehensive Income                                                                                                   702
                                                                                                                         ----------

   Cash dividends declared,
     $.22 per share                        --         --        (213)         --            --           --          --        (213)
   Allocation of ESOP shares,
     7,232 shares                          --         30          --          --            --           --          37          67
   Amortization of MRP                     --         --          --          --            --           16          --          16
                                   ---------- ----------  ----------  ----------    ----------   ----------  ----------  ----------

BALANCE - SEPTEMBER 30, 2002               24      4,570      13,025        (543)          537          (73)       (312)     17,228
                                                                                                                         ----------
Comprehensive income:
   Net income                              --         --         592          --            --           --          --         592
   Change in unrealized gains
      on securities available
       for sale, net of
       reclassification adjustment
       and tax effects                     --         --          --          --           (50)          --          --         (50)
                                                                                                                         ----------

   Total Comprehensive Income                                                                                                   542
                                                                                                                         ----------

   Cash dividends declared,
     $0.26 per share                       --         --        (252)         --            --           --          --        (252)
   Allocation of ESOP shares
     (7,792 shares)                        --         40          --          --            --           --          38          78
   Purchase stock for MRP
     (6,600 shares)                        --        (33)         --          --            --          (32)         --         (65)
   Amortization of MRP                     --         --          --          --            --           20          --          20
   Exercise of stock options
     (1,125 shares)                        --         --          --           6            --           --          --           6
                                   ---------- ----------  ----------  ----------    ----------   ----------  ----------  ----------

BALANCE - SEPTEMBER 30, 2003       $       24 $    4,577  $   13,365  $     (537)   $      487   $      (85) $     (274) $   17,557
                                   ========== ==========  ==========  ==========    ==========   ==========  ==========  ==========

See notes to consolidated financial statements.
--------------------------------------------------------------------------------
                                        4

GOUVERNEUR BANCORP, INC.
================================================================================
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       Years Ended September 30,
                                                                                       ------------------------
                                                                                          2003          2002
                                                                                       ----------    ----------
                                                                                           (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                          $      592    $      775
   Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for loan losses                                                                95            85
      Depreciation                                                                            148            99
      Deferred income taxes                                                                   (46)          (20)
      Net amortization of securities premiums and discounts                                   120            81
      Net realized gains on sales of securities                                               (83)          (98)
      Stock received from demutualization                                                      --           (15)
      Allocated and earned shares of ESOP and MRP                                              98            83
      Decrease in accrued interest receivable and other assets                                 14            97
      Increase (decrease) in accrued interest payable and other liabilities                   187          (354)
                                                                                       ----------    ----------

         Net Cash Provided by Operating Activities                                          1,125           733
                                                                                       ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Securities available for sale:
      Proceeds from sales                                                                   6,599           112
      Proceeds from maturities and principal reductions                                     5,247         5,209
      Purchases                                                                            (6,330)       (9,289)
   Securities held to maturity, proceeds from maturities                                      883         1,307
   Decrease in investment in FHLB stock                                                       135            75
   Loans purchased                                                                         (2,464)           --
   Net (increase) decrease in loans                                                        (8,321)        1,231
   Net proceeds from sale of land                                                             250            --
   Purchase of bank premises and equipment                                                    (34)       (1,048)
                                                                                       ----------    ----------

         Net Cash Used in Investing Activities                                             (4,035)       (2,403)
                                                                                       ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits                                                                 5,662         5,078
   Net decrease in short-term borrowings                                                   (1,200)       (3,000)
   Exercise of stock options                                                                    6            --
   Purchase of common stock for MRP                                                           (65)           --
   Cash dividends paid                                                                       (252)         (213)
                                                                                       ----------    ----------

         Net Cash Provided by Financing Activities                                          4,151         1,865
                                                                                       ----------    ----------

         Net Increase in Cash and Cash Equivalents                                          1,241           195

CASH AND CASH EQUIVALENTS - BEGINNING                                                       3,047         2,852
                                                                                       ----------    ----------

CASH AND CASH EQUIVALENTS - ENDING                                                     $    4,288    $    3,047
                                                                                       ==========    ==========

SUPPLEMENTAL CASH FLOWS INFORMATION
   Interest paid                                                                       $    1,913    $    2,304
                                                                                       ==========    ==========

   Income taxes paid                                                                   $      293    $      437
                                                                                       ==========    ==========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES
   Additions to foreclosed assets                                                      $      297    $      118
                                                                                       ==========    ==========

See notes to consolidated financial statements.
--------------------------------------------------------------------------------
                                        5

GOUVERNEUR BANCORP, INC.
================================================================================
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - NATURE OF OPERATIONS

Gouverneur Bancorp, Inc. (the Company) is a savings and loan holding company. Its only subsidiary is Gouverneur Savings and Loan Association (the Bank). On March 23, 1999, the Bank reorganized into the mutual holding company form of organization as a wholly-owned subsidiary of the Company, a mid-tier stock holding company that became the majority-owned subsidiary of Cambray Mutual Holding Company.

Cambray Mutual Holding Company, a mutual holding company whose activity is not included in the accompanying consolidated financial statements, owns 57.6% of the outstanding common stock of the Company as of September 30, 2003.

The Bank provides financial services to individuals and businesses primarily in St. Lawrence, Jefferson and Lewis Counties in New York State. The Bank is subject to regulation by the Office of Thrift Supervision (OTS).


NOTE 2 - SUMMARY OF ACCOUNTING POLICIES

Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, the Bank. All intercompany accounts and transactions have been eliminated in consolidation.

Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Securities

     Securities classified as available for sale are those securities that the Company intends to hold for an indefinite period of time but not necessarily to maturity. Any decision to sell a security classified as available for sale would be based on various factors, including significant movement in interest rates, changes in maturity mix of the Company's assets and liabilities, liquidity needs, regulatory capital considerations and other similar factors. Securities available for sale are carried at fair value. Unrealized gains and losses are reported in other comprehensive income, net of the related deferred tax effect. Realized gains or losses, determined on the basis of the cost of the specific securities sold, are included in earnings. Premiums and discounts are recognized in interest income using a method which approximates the interest method over the terms of the securities.

     Securities classified as held to maturity are those debt securities the Company has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs or changes in general economic conditions. These securities are carried at cost adjusted for the amortization of premium and accretion of discount, computed by the interest method over the terms of the securities.

     Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date.

     Federal law requires a member institution of the Federal Home Loan Bank system to hold stock of its district Federal Home Loan Bank according to a predetermined formula. This restricted stock is carried at cost.

--------------------------------------------------------------------------------
                                        6

GOUVERNEUR BANCORP, INC.
================================================================================
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Loans Receivable

     Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at their outstanding unpaid principal balances, net of an allowance for loan losses and any deferred fees. Interest income is accrued on the unpaid principal balance. Loan origination fees are deferred and recognized as an adjustment of the yield (interest income) of the related loans. The Company is generally amortizing these amounts over the contractual life of the loan.

     The accrual of interest is generally discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectibility of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on nonaccrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against the allowance for loan losses. Interest received on nonaccrual loans generally is either applied against principal or reported as interest income, according to management's judgment as to the collectibility of principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

Allowance for Loan Losses

     The allowance for loan losses is established through provisions for loan losses charged against income. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance.

     The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management's periodic evaluation of the adequacy of the allowance is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change, including the amounts and timing of future cash flows expected to be received on impaired loans.

     A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price or the fair value of the collateral if the loan is collateral dependent.

     Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential real estate loans for impairment disclosures.

--------------------------------------------------------------------------------

GOUVERNEUR BANCORP, INC.
================================================================================
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Premises and Equipment

     Premises and equipment are stated at cost less accumulated depreciation. Depreciation expense is calculated principally on the straight-line method over the respective assets estimated useful lives.

Foreclosed Real Estate

     Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at fair value less cost to sell at the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of its carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in other expenses. Foreclosed real estate is included in other assets.

Income Taxes

     Deferred income tax assets and liabilities are determined based on the differences between financial statement carrying amounts and the tax basis of existing assets and liabilities. These differences are measured at the enacted tax rates that will be in effect when these differences reverse. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of the deferred tax assets will not be realized. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. The Company and its subsidiary file a consolidated federal income tax return.

Advertising Costs

     The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense was $60,000 and $91,000 in 2003 and 2002, respectively.

Earnings per Common Share

     Basic earnings per common share represents income available to common shareholders divided by the weighted average number of common shares outstanding during the period. Unallocated shares held by the Company's ESOP are not included in the weighted average number of shares outstanding. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options and are determined using the treasury stock method.

Cash Flow Information

     For the purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits with banks and federal funds sold.

Off-Balance Sheet Financial Instruments

     In the ordinary course of business, the Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit. Such financial instruments are recorded in the balance sheets when they become payable.

--------------------------------------------------------------------------------
                                       8

GOUVERNEUR BANCORP, INC.
================================================================================
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Employee Stock Ownership Plan

     The Company sponsors a non-contributory Employee Stock Ownership Plan
     (ESOP) covering substantially all employees. Employer contributions are discretionary and there is no guarantee that a contribution will be made during any particular year. However, the Company will make annual contributions sufficient to cover principal and interest due under the contractual terms of the ESOP loan agreement. Contributions will be in the form of cash or Gouverneur Bancorp, Inc. securities. The number of shares allocable to Plan participants is based on employee compensation levels. Accordingly, as shares are committed to be released to participants, the Company reports compensation expense equal to the current market price of the shares and the shares become outstanding for earnings per share computations. Dividends paid on allocated shares are credited to participants' accounts.

Stock Option and Management Recognition Plans

     The Company has a Stock Option Plan (SOP) and a Management Recognition Plan
     (MRP) for directors, officers and key employees. The Company accounts for stock options granted under the SOP and for shares awarded under the MRP in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Under the SOP, no stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company provides pro forma net income and pro forma earnings per share disclosures for employee stock options grants as if the fair value based method defined in Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," had been applied. The fair value of the shares awarded, under the MRP, measured as of the grant date, is recognized as unearned compensation (a component of shareholders' equity) and amortized to compensation expense over the vesting period.

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to the stock option plan.

                                                                                     Years Ended
                                                                                    September 30,
                                                                              ------------------------
                                                                                 2003          2002
                                                                              ----------    ----------
                                                                      (In Thousands, Except Per Share Data)
         Net income, as reported                                              $      592    $      775
              Total stock-based employee compensation expense
                  determined under fair value based method for all
                  awards, net of related taxes                                       (36)          (28)
              Compensation expense recorded in statements of income, net
                  of related taxes                                                    12            10
                                                                              ----------    ----------

         Pro forma net income                                                 $      568    $      757
                                                                              ==========    ==========

         Earnings per share (basic):
              As reported                                                     $     0.27    $     0.35
              Pro forma                                                       $     0.26    $     0.35

         Earnings per share (diluted):
              As reported                                                     $     0.26    $     0.35
              Pro forma                                                       $     0.25    $     0.34

--------------------------------------------------------------------------------
                                       9

GOUVERNEUR BANCORP, INC.
================================================================================
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Comprehensive Income

     Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

     The components of other comprehensive income and related tax effects are as follows:

                                                                              Years Ended
                                                                             September 30,
                                                                       ------------------------
                                                                          2003          2002
                                                                       ----------    ----------
                                                                            (In Thousands)
          Unrealized holding losses on available for sale securities   $       (1)   $      (22)
          Reclassification adjustment for gains realized in income            (83)          (98)
                                                                       ----------    ----------

                 Net Unrealized Losses                                        (84)         (120)

          Income tax                                                           34            47
                                                                       ----------    ----------

                   Net of Tax Amount                                   $      (50)   $      (73)
                                                                       ==========    ==========

Segment Reporting

     The Company acts as an independent community financial service provider and offers traditional banking and related financial services to individual and business customers. Through its branch and automated teller machine network, the Company offers a full array of commercial and retail financial services, including the taking of time, savings and demand deposits; the making of commercial, consumer and mortgage loans; and the providing of safe deposit services.

     Management does not separately allocate expenses, including the cost of funding loan demand, between the commercial and retail operations of the Company. As such, discrete information is not available and segment reporting would not be meaningful.

Reclassifications

     Certain items in the 2002 financial statements have been reclassified to conform to the 2003 financial statement presentation format. These reclassifications had no effect on net income.

--------------------------------------------------------------------------------
                                       10

GOUVERNEUR BANCORP, INC.
================================================================================
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Recently Issued Accounting Standards

     In November 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under certain specified guarantees. FIN 45 clarifies the requirements of FASB Statement No. 5, "Accounting for Contingencies." In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying instrument that is related to an asset, liability or equity security of the guaranteed party, which would include financial standby letters of credit. Certain guarantee contracts are excluded from both the disclosure and recognition requirements of this interpretation, including, among others, guarantees related to commercial letters of credit and loan commitments. The disclosure requirements of FIN 45 require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee and the current amount of the liability, if any, for the guarantor's obligations under the guarantee. The accounting recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002.

     In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." This interpretation provides new guidance for the consolidation of variable interest entities (VIEs) and requires such entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among parties involved. The interpretation also adds disclosure requirements for investors that are involved with unconsolidated VIEs. The disclosure requirements apply to all financial statements issued after January 31, 2003. The consolidation requirements apply immediately to VIEs created after January 31, 2003, and are effective December 31, 2003, for VIEs acquired before February 1, 2003.

     In April 2003, the Financial Accounting Standards Board issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement clarifies the definition of a derivative and incorporates certain decisions made by the Board as part of the Derivatives Implementation Group process. This Statement is effective for contracts entered into or modified, and for hedging relationships designated after June 30, 2003, and should be applied prospectively.

     The provisions of the Statement that relate to implementation issues addressed by the Derivatives Implementation Group that have been effective should continue to be applied in accordance with their respective effective dates.

     In May 2003, the Financial Accounting Standards Board issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement requires that an issuer classify a financial instrument that is within its scope as a liability. Many of these instruments were previously classified as equity. This Statement was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective beginning July 1, 2003.

     The provisions of the above interpretation and statements did not have or are not expected to have a significant impact on the financial condition or results of operations of the Company.

--------------------------------------------------------------------------------
                                       11

GOUVERNEUR BANCORP, INC.
================================================================================
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - SECURITIES

The amortized cost and fair value of securities were as follows:

                                                  September 30, 2003
                                  ---------------------------------------------------
                                    Gross        Gross
                                  Amortized    Unrealized    Unrealized      Fair
                                    Cost         Gains         Losses        Value
                                  ----------   ----------    ----------    ----------
                                                    (In Thousands)
AVAILABLE FOR SALE
     U.S. Government agencies     $    8,774   $      107    $       (5)   $    8,876
     Mortgage-backed securities        5,476           86            --         5,562
     Municipal securities                524            7            --           531
                                  ----------   ----------    ----------    ----------

                                      14,774          200            (5)       14,969
     Equity securities                    12          624            --           636
     Mutual funds                      1,875           --            (7)        1,868
                                  ----------   ----------    ----------    ----------

                                  $   16,661   $      824    $      (12)   $   17,473
                                  ==========   ==========    ==========    ==========

HELD TO MATURITY
     Mortgage-backed securities   $      399   $        4    $       (1)   $      402
     Other                                57           --            --            57
                                  ----------   ----------    ----------    ----------

                                  $      456   $        4    $       (1)   $      459
                                  ==========   ==========    ==========    ==========


                                                  September 30, 2002
                                  ---------------------------------------------------
                                    Gross        Gross
                                  Amortized    Unrealized    Unrealized      Fair
                                    Cost         Gains         Losses        Value
                                  ----------   ----------    ----------    ----------
                                                    (In Thousands)

AVAILABLE FOR SALE
     U.S. Government agencies     $    4,018   $       69    $       (4)   $    4,083
     Mortgage-backed securities        9,752           85           (10)        9,827
                                  ----------   ----------    ----------    ----------

                                      13,770          154           (14)       13,910
     Equity securities                    13          766            --           779
     Mutual funds                      8,249           26            --         8,275
                                  ----------   ----------    ----------    ----------

                                  $   22,032   $      946    $      (14)   $   22,964
                                  ==========   ==========    ==========    ==========

HELD TO MATURITY
     Mortgage-backed securities   $    1,284   $       12    $       (1)   $    1,295
     Other                                57           --            --            57
                                  ----------   ----------    ----------    ----------

                                  $    1,341   $       12    $       (1)   $    1,352
                                  ==========   ==========    ==========    ==========

--------------------------------------------------------------------------------
                                       12

GOUVERNEUR BANCORP, INC.
================================================================================
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - SECURITIES (CONTINUED)

The amortized cost and fair value of securities as of September 30, 2003 by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

                                           Available for Sale         Held to Maturity
                                         -----------------------   -----------------------
                                          Amortized     Fair        Amortized     Fair
                                            Cost        Value         Cost        Value
                                         ----------   ----------   ----------   ----------
                                                           (In Thousands)
Due in one year or less                  $    1,511   $    1,533   $       57   $       57
Due after one year through five years         2,010        2,065           --           --
Due after five years through ten years        2,005        2,032           --           --
Due after ten years                           3,772        3,777           --           --
                                         ----------   ----------   ----------   ----------

                                              9,298        9,407           57           57
Mortgage-backed securities                    5,476        5,562          399          402
Mutual funds                                  1,875        1,868           --           --
Equity securities                                12          636           --           --
                                         ----------   ----------   ----------   ----------

                                         $   16,661   $   17,473   $      456   $      459
                                         ==========   ==========   ==========   ==========

Gross realized gains on sales of securities available for sale were $99,000 in 2003 and $98,000 in 2002. Gross realized losses on sales of securities available for sale were $16,000 in 2003 and $-0- in 2002. The income tax provision includes $38,000 and $31,000 for the years ended September 30, 2003 and 2002, respectively, of income tax expense on net realized securities gains and losses.


NOTE 4 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

The components of loans receivable at September 30 were as follows:

                                                 2003          2002
                                              ----------    ----------
                                                   (In Thousands)

         Real estate:
              Residential                     $   45,472    $   36,459
              Commercial                           3,624         3,951
              Construction                           195           662
         Commercial and agricultural               3,378         1,248
         Automobile                                6,679         8,080
         Home equity                               2,993         1,934
         Passbook                                    369           299
         Other                                     2,186         1,971
                                              ----------    ----------

                                                  64,896        54,604
         Deferred fees and costs                     497           412
         Allowance for loan losses                  (655)         (671)
                                              ----------    ----------

                                              $   64,738    $   54,345
                                              ==========    ==========

--------------------------------------------------------------------------------
                                       13

GOUVERNEUR BANCORP, INC.
================================================================================
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The following table presents changes in the allowance for loan losses:

                                                           Years Ended
                                                          September 30,
                                                    ------------------------
                                                       2003          2002
                                                    ----------    ----------
                                                         (In Thousands)

         Balance, beginning                         $      671    $      655
              Provision for loan losses                     95            85
              Recoveries                                    77            58
              Loans charged off                           (188)         (127)
                                                    ----------    ----------

         Balance, ending                            $      655    $      671
                                                    ==========    ==========

The recorded investment in impaired loans requiring an allowance for loan losses was $436,000 and $761,000 at September 30, 2003 and 2002, respectively. The related allowance for loan losses associated with these loans was $42,000 and $50,000 at September 30, 2003 and 2002, respectively. For the years ended September 30, 2003 and 2002, the average recorded investment in these impaired loans was $443,000 and $588,000, respectively. The interest income recognized on these impaired loans was not significant for the years ended September 30, 2003 and 2002.

Loans on which the accrual of interest has been discontinued amounted to $478,000 and $419,000 at September 30, 2003 and 2002, respectively. The interest income foregone for nonaccruing loans was approximately $34,000 and $22,000 during the years ended September 30, 2003 and 2002, respectively. Loan balances past due 90 days or more and still accruing interest, but which management expects will eventually be paid in full, amounted to $-0- at September 30, 2003 and 2002.


NOTE 5 - PREMISES AND EQUIPMENT

Components of premises and equipment at September 30 are as follows:

                                                   2003          2002
                                                ----------    ----------
                                                    (In Thousands)

         Land                                   $      334    $      574
         Buildings and improvements                  1,254         1,248
         Furniture and equipment                       729           711
                                                ----------    ----------

                                                     2,317         2,533
         Accumulated depreciation                     (833)         (685)
                                                ----------    ----------

                                                $    1,484    $    1,848
                                                ==========    ==========

--------------------------------------------------------------------------------
                                       14

GOUVERNEUR BANCORP, INC.
================================================================================
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - DEPOSITS

Aggregate time deposits in denominations of $100,000 or more were $5,436,000 and $4,462,000 at September 30, 2003 and 2002, respectively.

At September 30, 2003, the scheduled maturities of time deposits are as follows (in thousands):

                   2004                                       $   18,841
                   2005                                            2,764
                   2006                                            3,298
                   2007                                            4,148
                                                              ----------

                                                              $   29,051
                                                              ==========

A summary of interest expense is as follows:

                                                     Years Ended
                                                    September 30,
                                               -----------------------
                                                  2003         2002
                                               ----------   ----------
                                                   (In Thousands)

                   Savings                     $      321   $      353
                   Time                               907        1,129
                   NOW and money market                73           87
                                               ----------   ----------

                                               $    1,301   $    1,569
                                               ==========   ==========

         NOTE 7 - BORROWED FUNDS

Borrowed funds at September 30 are summarized as follows:

                                              2003                      2002
                                      ----------------------    ----------------------
                                                   Weighted                  Weighted
                                                   Average                   Average
                                                   Interest                  Interest
                                        Amount       Rate         Amount       Rate
                                      ----------  ----------    ----------  ----------
                                                    (Dollars in Thousands)

Securities sold under agreements to
   repurchase                         $    5,700       4.59 %   $    6,900       4.64 %
Advances from the Federal Home Loan
   Bank of New York                        6,500       4.72 %        6,500       4.72 %
                                      ----------  ----------    ----------  ----------

                                      $   12,200                $   13,400
                                      ==========                ==========

--------------------------------------------------------------------------------
                                       15

GOUVERNEUR BANCORP, INC.
================================================================================
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - BORROWED FUNDS (CONTINUED)

Future contractual maturities of the securities sold under agreements to repurchase and advances from the Federal Home Loan Bank of New York (FHLBNY) are as follows (in thousands):

           Years ending September 30:
                2004                                     $   1,700
                2005                                           500
                2011                                        10,000
                                                         ---------

                                                         $  12,200
                                                         =========

At September 30, 2003, $5.0 million of securities sold under agreements to repurchase and $5.0 million in advances from FHLBNY are callable in 2004.

The securities sold under agreements to repurchase are secured by mortgage-backed securities and agency securities. The collateral underlying the securities sold under agreements to repurchase had a carrying value of $6,695,000 and a fair value of $6,808,000 at September 30, 2003 and a carrying value of $7,214,000 and a fair value of $7,300,000 at September 30, 2002. The securities sold under agreements to repurchase have fixed interest rates.

The Company utilizes advance programs offered by the FHLBNY including a line of credit agreement with an available limit of $16,042,000 at September 30, 2003. Under terms of a blanket collateral agreement with the FHLBNY, outstanding advances are secured by certain qualifying assets not otherwise pledged. The advances from the FHLBNY have fixed interest rates.


NOTE 8 - EMPLOYEE BENEFIT PLANS

The Company has a defined contribution 401(k) Retirement Plan (Plan) for all eligible salaried employees. Employees are permitted to contribute up to 15% of base pay to the Plan, subject to certain limitations. The Company contributes 3% of each eligible employee's salary. Additional Company contributions to the Plan are determined annually by the Board of Directors. For the years ended September 30, 2003 and 2002, expense for the Plan amounted to $47,000 and $64,000, respectively.

Deferred Compensation Plan

     The Company has a nonqualified deferred compensation plan for directors, under which directors may elect to defer all or part of their director fees, and a nonqualified deferred compensation plan for the President. At September 30, 2003 and 2002, deferred compensation included in other liabilities aggregated approximately $236,000 and $149,000, respectively. Deferred compensation expense for the years ended September 30, 2003 and 2002 amounted to $54,000 and $11,000, respectively.

Employee Stock Ownership Plan

     The Company sponsors a non-contributory Employee Stock Ownership Plan
     (ESOP) covering substantially all employees. In connection with establishing the Employee Stock Ownership Plan (ESOP) in 1999, the ESOP borrowed $429,000 from the Company to purchase 85,825 common shares of the Company's stock. The loan is being repaid in ten equal annual installments through 2009. The loan bears interest at 7.75%. Compensation expense for the ESOP was $78,000 and $67,000 for the years ended September 30, 2003 and 2002, respectively.

--------------------------------------------------------------------------------
                                       16

GOUVERNEUR BANCORP, INC.
================================================================================
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - EMPLOYEE BENEFIT PLANS (CONTINUED)

The status of the ESOP shares at September 30 are as follows:

                                                    2003         2002
                                                 ----------   ----------

         Shares released for allocation              31,113       23,321
         Unreleased shares                           54,712       62,504
                                                 ----------   ----------

                Total ESOP shares                    85,825       85,825
                                                 ==========   ==========

         Fair value of unreleased shares         $  601,800   $  643,800
                                                 ==========   ==========

NOTE 9 - INCOME TAXES

The components of the provision for income taxes are as follows:

                                                     Years Ended
                                                    September 30,
                                              ------------------------
                                                 2003          2002
                                              ----------    ----------
                                                    (In Thousands)

         Federal:
              Current                         $      329    $      433
              Deferred                               (37)          (16)
                                              ----------    ----------

                                                     292           417
                                              ----------    ----------
         State:
              Current                                 78           111
              Deferred                                (9)           (4)
                                              ----------    ----------

                                                      69           107
                                              ----------    ----------

                                              $      361    $      524
                                              ==========    ==========

A reconciliation of the statutory federal income tax at a rate of 34% to the income tax expense included in the statements of income for the years ended September 30, 2003 and 2002 is as follows:

                                                        2003                    2002
                                                --------------------    --------------------
                                                              % of                    % of
                                                             Pretax                  Pretax
                                                 Amount      Income      Amount      Income
                                                --------    --------    --------    --------
                                                           (Dollars in Thousands)
         Federal income tax at statutory rate   $    324        34.0 %  $    441        34.0%
         State tax, net of federal benefit            46         4.8          71         5.5
         Other                                        (9)       (1.0)         12         0.9
                                                --------    --------    --------    --------

                                                $    361        37.8 %  $    524        40.4%
                                                ========    ========    ========    ========

--------------------------------------------------------------------------------
                                       17

GOUVERNEUR BANCORP, INC.
================================================================================
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 - INCOME TAXES (CONTINUED)

The net deferred tax liability included in other liabilities in the accompanying statements of financial condition includes the following amounts of deferred tax assets and liabilities:

                                                      2003          2002
                                                   ----------    ----------
                                                        (In Thousands)

         Deferred tax assets:
              Allowance for loan losses            $      257    $      264
              Deferred compensation                        95            59
              Accrued expenses                             16            33
              Other                                        41            37
                                                   ----------    ----------

                Total Deferred Tax Assets                 409           393
                                                   ----------    ----------

         Deferred tax liabilities:
              Net unrealized gains on securities          324           366
              Premises and equipment                       40            46
              Accrued interest receivable                  49            97
              Net deferred loan costs                     195           163
              Prepaid expenses                              9            17
                                                   ----------    ----------

                Total Deferred Tax Liabilities            617           689
                                                   ----------    ----------

                Net Deferred Tax Liability         $     (208)   $     (296)
                                                   ==========    ==========

Retained earnings include $1,274,000 at September 30, 2003 and 2002, for which no provision for federal income tax has been made. These amounts represent deductions for bad debt reserves for tax purposes which were only allowed to savings institutions which met certain definitional tests prescribed by the Internal Revenue Code of 1986, as amended. The Small Business Job Protection Act of 1996 eliminated the special bad debt deduction granted solely to thrifts. Under the terms of the Act, there would be no recapture of the pre-1988 (base year) reserves. However, these pre-1988 reserves would be subject to recapture under the rules of the Internal Revenue Code if the Company itself pays a cash dividend in excess of earnings and profits, or liquidates. The Act also provides for the recapture of deductions arising from "applicable excess reserve" defined as the total amount of reserve over the base year reserve. The Company's total reserve exceeds the base year reserve and deferred taxes have been provided for this excess.


NOTE 10 - TRANSACTIONS WITH EXECUTIVE OFFICERS AND DIRECTORS

Certain directors and executive officers of the Company, their families and their affiliates are customers of the Bank. Any transactions with such parties, including loans and commitments, were in the ordinary course of business at normal terms, including interest rates and collateralization, prevailing at the time and did not represent more than normal risks. At September 30, 2003 and 2002, such loans amounted to $316,000 and $371,000, respectively. During 2003, new loans to such related parties totaled $96,000 and repayments aggregated $151,000.

--------------------------------------------------------------------------------
                                       18

GOUVERNEUR BANCORP, INC.
================================================================================
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11 - REGULATORY MATTERS AND STOCKHOLDERS' EQUITY

The Company and Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material affect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk-weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of September 30, 2003, that the Company and the Bank meets all capital adequacy requirements to which they are subject.

As of September 30, 2003, the most recent notification from the regulators has categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's category.

The Bank's actual capital amounts and ratios are presented in the table:

                                                                                                        To be Well
                                                                                                    Capitalized under
                                                                         For Capital Adequacy       Prompt Corrective
                                                      Actual                   Purposes             Action Provisions
                                               --------------------       ------------------        ------------------
                                               Amount        Ratio        Amount      Ratio         Amount      Ratio
                                               -------      -------       -------    -------        -------    -------
                                                                       (Dollars in Thousands)
As of September 30, 2003:
     Total risk-based capital                  $17,488        36.44 %     $>3,839       >8.0  %     $>4,799     >10.0 %
                                                                           -            -            -          -
     Core capital (to risk-weighted
     assets)                                    16,887        35.19        >1,920       >4.0         >2,879     > 6.0
                                                                           -            -            -          -
     Core capital (to adjusted total
     assets)                                    16,887        18.90        >2,680       >3.0         >4,466     > 5.0
                                                                           -            -            -          -
     Tangible capital (to adjusted total
         assets)                                16,887        18.90        >1,340       >1.5         N/A          N/A
                                                                           -            -            -          -

As of September 30, 2002:
     Total risk-based capital                  $17,154        39.07 %     $>3,512       >8.0  %     $>4,390     >10.0 %
                                                                           -            -            -          -
     Core capital (to risk-weighted
     assets)                                    16,259        37.03        >1,756       >4.0         >2,634     > 6.0
                                                                           -            -            -          -
     Core capital (to adjusted total
     assets)                                    16,259        19.26        >2,533       >3.0         >4,221     > 5.0
                                                                           -            -            -          -
     Tangible capital (to adjusted total
         assets)                                16,259        19.26        >1,266       >1.5         N/A          N/A
                                                                           -            -            -          -

The Company's ratios do not differ significantly from the Bank's ratios presented above.

The Bank is required to maintain average cash reserve balances in vault cash or with the Federal Reserve Bank. The amount of these restricted cash reserve balances at September 30, 2003 and 2002 was approximately $285,000 and $300,000, respectively.

--------------------------------------------------------------------------------
                                       19

GOUVERNEUR BANCORP, INC.
================================================================================
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12 - STOCK OPTION AND MANAGEMENT RECOGNITION PLANS

The Stock Option Plan provides for awards in the form of stock options, representing a right to purchase up to 107,281 shares of common stock. All options have a ten-year term and vest ratably over a five-year period.

A summary of the Company's stock option activity and related information for the years ended September 30 follows:

                                                    2003                      2002
                                          ------------------------   -----------------------
                                                         Weighted                  Weighted
                                                         Average                   Average
                                                         Exercise                  Exercise
                                           Options        Price        Options      Price
                                          ----------    ----------   ----------   ----------
         Outstanding, beginning of year       68,250    $     5.42       58,250   $     4.75
              Forfeited                       (4,500)         4.75           --           --
              Exercised                       (1,125)         4.75           --           --
              Granted                             --            --       10,000         9.30
                                          ----------    ----------   ----------   ----------

         Outstanding, end of year             62,625    $     6.24       68,250   $     5.42
                                          ==========    ==========   ==========   ==========

         Exercisable, at end of year          33,125    $     5.02
                                          ==========    ==========

Exercise prices for options outstanding as of September 30, 2003 ranged from $4.75 to $9.30 per share. The weighted average remaining contractual life is 6.2 years. Options available for grant at September 30, 2003 were 43,531.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                               Years Ended
                                                              September 30,
                                                            -----------------
                                                             2003       2002
                                                            ------     ------

         Dividend yield                                       N/A %      2.4  %
         Expected life                                        N/A      8 years
         Expected volatility                                  N/A %     34.94 %
         Risk-free interest rate                              N/A %      3.30 %
         Weighted average fair value of options granted       N/A       $3.36

On April 23, 2002, the Company awarded 4,000 shares of restricted stock under the MRP. The market value of the shares awarded at that date approximated $37,000. Compensation expense for the MRP was $20,000 and $16,000 for the years ended September 30, 2003 and 2002, respectively.

--------------------------------------------------------------------------------
                                       20

GOUVERNEUR BANCORP, INC.
================================================================================
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13 - EARNINGS PER COMMON SHARE

The following table sets forth the computations of basic and diluted earnings per common share:

                                                                  Years Ended September 30,
                                                                 ---------------------------
                                                                     2003           2002
                                                                 ------------   ------------
                                                            (In Thousands, Except Per Share Data)
         Numerator, net income                                   $        592   $        775
                                                                 ============   ============

         Denominator:
              Denominator for basic earnings per common share,
                  weighted average shares                               2,203          2,192
              Effect of dilutive options                                   32             28
                                                                 ------------   ------------

         Denominator for diluted earnings per common share,             2,235          2,220
              adjusted weighted average shares
                                                                 ============   ============

         Basic earnings per common share                         $       0.27   $       0.35
                                                                 ============   ============

         Diluted earnings per common share                       $       0.26   $       0.35
                                                                 ============   ============

NOTE 14 - OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and purchase loans. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheets.

The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and purchase loans is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

A summary of the Bank's financial instrument commitments is as follows:

                                                           September 30,
                                                      -----------------------
                                                         2003         2002
                                                      ----------   ----------
                                                           (In Thousands)

         Commitments to grant loans                   $    5,367   $    1,736
         Commitments to purchase loans                     1,034           --
         Unfunded commitments under lines of credit        2,029        1,161
                                                      ----------   ----------

                                                      $    8,430   $    2,897
                                                      ==========   ==========

--------------------------------------------------------------------------------
                                       21

GOUVERNEUR BANCORP, INC.
================================================================================
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14 - OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS (CONTINUED)

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the customer and generally consists of real estate.


NOTE 15 - CONCENTRATIONS OF CREDIT RISK

The Bank operates primarily in St. Lawrence, Jefferson and Lewis Counties, New York and, accordingly, has extended credit primarily to commercial entities and individuals in this area whose ability to honor their contracts is influenced by the region's economy. These customers are also the primary depositors of the Bank. The Bank is limited in extending credit by legal lending limits to any single borrower or group of borrowers.


NOTE 16 - RETAINED EARNINGS

Cambray Mutual Holding Company (Cambray) has waived receipt of its March and September 2003 dividends in the amount of $340,917, its March and September 2002 dividends in the amount of $288,470 and its September 2001 dividend in the amount of $118,010 from the Company. The total dividends waived by Cambray were $747,397 as of September 30, 2003. The dividends waived by Cambray are considered as a restriction on the retained earnings of the Company.


NOTE 17 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

Management uses its best judgment in estimating the fair value of the Company's financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction on the dates indicated. The estimated fair value amounts have been measured as of their respective year ends and have not been re-evaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each year end.

--------------------------------------------------------------------------------
                                       22

GOUVERNEUR BANCORP, INC.
================================================================================
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 17 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company's assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company's disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company's financial instruments at September 30, 2003 and 2002:

     o For cash and due from banks and interest-bearing deposits with banks, the carrying amount is a reasonable estimate of fair value.

     o For securities, fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

     o The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

     o    The fair value of the investment in FHLB stock is the carrying amount.

     o The fair value of accrued interest receivable and accrued interest payable is the carrying amount.

     o The fair value of demand deposits, savings accounts, NOW and money market accounts is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

     o The fair value of securities sold under agreements to repurchase and advances from the Federal Home Loan Bank are estimated using discounted cash flow analyses based upon rates currently available to the Bank for similar types of borrowing arrangements.

     o The fair value of off-balance sheet financial instruments is estimated using the fees currently charged to enter into similar agreements.

--------------------------------------------------------------------------------
                                       23

GOUVERNEUR BANCORP, INC.
================================================================================
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 17 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

The estimated fair values of the Bank's financial instruments are as follows:

                                                      September 30, 2003        September 30, 2002
                                                    -----------------------   -----------------------
                                                     Carrying      Fair        Carrying      Fair
                                                      Amount       Value        Amount       Value
                                                    ----------   ----------   ----------   ----------
                                                                      (In Thousands)
Financial assets:
     Cash and due from banks and interest-bearing
         deposits with banks                        $    4,288   $    4,288   $    3,047   $    3,047
     Securities                                         17,929       17,932       24,305       24,316
     Loans receivable, net                              64,738       67,449       54,345       56,382
     Investment in FHLB stock                              610          610          745          745
     Accrued interest receivable                           399          399          404          404

Financial liabilities:
     Deposits                                           58,423       58,653       52,761       52,899
     Borrowed funds                                     12,200       13,262       13,400       14,621
     Accrued interest payable                               98           98          105          105

Off-balance sheet financial instruments                     --           --           --           --

NOTE 18 - GOUVERNEUR BANCORP, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION

CONDENSED STATEMENTS OF FINANCIAL CONDITION

                                                          September 30,
                                                    -----------------------
                                                       2003         2002
                                                    ----------   ----------
                                                         (In Thousands)

                                     ASSETS

         Cash                                       $       77   $      337
         Investment in bank subsidiary                  17,374       16,796
         Other assets                                      106           95
                                                    ----------   ----------

                                                    $   17,557   $   17,228
                                                    ==========   ==========

                             SHAREHOLDERS' EQUITY

         Shareholders' equity                       $   17,557   $   17,228
                                                    ==========   ==========

--------------------------------------------------------------------------------
                                       24

GOUVERNEUR BANCORP, INC.
================================================================================
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 18 - GOUVERNEUR BANCORP, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION (CONTINUED)

CONDENSED STATEMENTS OF INCOME

                                                                                Years Ended
                                                                               September 30,
                                                                         ------------------------
                                                                            2003          2002
                                                                         ----------    ----------
                                                                              (In Thousands)
         Income:
              Dividends from subsidiary                                  $       64    $       --
              Interest                                                           31            47
         Other expenses                                                         (92)          (85)
                                                                         ----------    ----------

                Income (Loss) before Equity in Undistributed Earnings
                    of Subsidiary                                                 3           (38)

         Equity in undistributed earnings of subsidiary                         589           813
                                                                         ----------    ----------

                Net Income                                               $      592    $      775
                                                                         ==========    ==========

CONDENSED STATEMENTS OF CASH FLOWS

                                                                                Years Ended
                                                                               September 30,
                                                                         ------------------------
                                                                            2003          2002
                                                                         ----------    ----------
                                                                             (In Thousands)

         CASH FLOWS FROM OPERATING ACTIVITIES
              Net income                                                 $      592    $      775
              Adjustments to reconcile net income to net cash provided
                  by (used in) operating activities:
                  Equity in undistributed earnings of bank subsidiary          (589)         (813)
                  Other, net                                                     11             4
                                                                         ----------    ----------

                Net Cash Provided by (Used in) Operating Activities              14           (34)
                                                                         ----------    ----------

         CASH FLOWS PROVIDED BY INVESTING ACTIVITIES
              Principal collected on ESOP note receivable                        37            34
                                                                         ----------    ----------

         CASH FLOWS FROM FINANCING ACTIVITIES
              Exercise of stock options                                           6            --
              Purchase of stock for MRP                                         (65)           --
              Cash dividends paid                                              (252)         (213)
                                                                         ----------    ----------

                Net Cash Used in Financing Activities                          (311)         (213)
                                                                         ----------    ----------

                Decrease in Cash and Cash Equivalents                          (260)         (213)

         CASH AND CASH EQUIVALENTS - BEGINNING                                  337           550
                                                                         ----------    ----------

         CASH AND CASH EQUIVALENTS - ENDING                              $       77    $      337
                                                                         ==========    ==========

--------------------------------------------------------------------------------
                                       25

GOUVERNEUR BANCORP, INC.
================================================================================
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 19 - QUARTERLY CONSOLIDATED FINANCIAL DATA (UNAUDITED)

The following represents summarized quarterly financial data of the Company which, in the opinion of management, reflects all adjustments necessary for a fair presentation (in thousands, except per share data):

                                                           Three Months Ended
                                      ------------------------------------------------------------
2003                                  December 31       March 31        June 30       September 30
-----------------------------------   ------------    ------------    ------------    ------------
Interest income                       $      1,321    $      1,343    $      1,275    $      1,284
Interest expense                               525             493             449             439
                                      ------------    ------------    ------------    ------------

       Net Interest Income                     796             850             826             845

Provision for loan losses                      (40)            (10)            (25)            (20)
Other expenses, net of other income           (599)           (562)           (543)           (565)
                                      ------------    ------------    ------------    ------------

       Income before Income Taxes              157             278             258             260

Income tax expense                              59             108              97              97
                                      ------------    ------------    ------------    ------------

       Net Income                     $         98    $        170    $        161    $        163
                                      ============    ============    ============    ============

Earnings per share:
     Basic                            $        .04    $        .08    $        .07    $        .08
                                      ============    ============    ============    ============

     Diluted                          $        .04    $        .08    $        .07    $        .07
                                      ============    ============    ============    ============


                                                           Three Months Ended
                                      ------------------------------------------------------------
2002                                  December 31       March 31        June 30       September 30
-----------------------------------   ------------    ------------    ------------    ------------

Interest income                       $      1,428    $      1,399    $      1,376    $      1,409
Interest expense                               663             571             525             522
                                      ------------    ------------    ------------    ------------

       Net Interest Income                     765             828             851             887

Provision for loan losses                      (25)            (25)            (25)            (10)
Other expenses, net of other income           (421)           (447)           (493)           (586)
                                      ------------    ------------    ------------    ------------

       Income before Income Taxes              319             356             333             291

Income tax expense                             126             140             131             127
                                      ------------    ------------    ------------    ------------

       Net Income                     $        193    $        216    $        202    $        164
                                      ============    ============    ============    ============

Earnings per share:
     Basic                            $        .09    $        .10    $        .09    $        .07
                                      ============    ============    ============    ============

     Diluted                          $        .09    $        .10    $        .09    $        .07
                                      ============    ============    ============    ============

--------------------------------------------------------------------------------
                                       26