Form 10QSB
period 2003-12-31
GOUVERNEUR BANCORP INC
filed 2004-02-11
CIK 1063942

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______________ to _______________

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

                                 Yes [X] No [ ]

                                                                Outstanding at
            Class                                              December 31, 2003
-----------------------------                                  -----------------
Common Stock, par value $ .01                                      2,279,009

Transitional Small Business Disclosure Format (check one):
                                 Yes [ ] No [X]

                            GOUVERNEUR BANCORP, INC.
                                   FORM 10-QSB
                                TABLE OF CONTENTS

PART 1 - FINANCIAL INFORMATION                                              Page
------------------------------                                              ----

Item 1.  Financial Statements - Unaudited

         Consolidated Statements of Financial Condition at December 31,
         2003 and at September 30, 2003                                       4

         Consolidated Statements of Income for the three months ended
         December 31, 2003 and 2002                                           5

         Consolidated Statements of Changes in Shareholders' Equity for
         three months ended December 31, 2003 and 2002                        6

         Consolidated Statements of Cash Flows for the three months
         ended December 31, 2003 and 2002                                     8

         Notes to Consolidated Financial Statements                           9

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.                                          12

Item 3.  Controls and Procedures                                             18

PART II - OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings                                                   19

Item 6.  Exhibits and Reports on Form 8-K                                    19

                         PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

         The financial statements presented in this Form 10-QSB, beginning on the following page, reflect the consolidated financial condition and results of operations of the Company and its subsidiary, Gouverneur Savings and Loan Association (the "Bank"), operating in a mutual holding company structure.

                              GOUVERNEUR BANCORP, INC. AND SUBSIDIARY
                          CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                           (In thousands, except share data) (Unaudited)


                                                                      December 31,    September 30
                                                                          2003            2003
                                                                      ------------    ------------
Assets:
Cash and due from banks                                               $      1,839    $      1,762
Interest-bearing deposits in bank                                            1,241           2,526
                                                                      ------------    ------------
                         Total cash and cash equivalents                     3,080           4,288

Securities available-for-sale                                               16,691          17,473
Securities held-to-maturity (fair value of $379 at December 31,
   2003 and $459 at September 30, 2003)                                        379             456
Loans, net of deferred fees                                                 70,466          65,393
Less allowance for loan losses                                                (663)           (655)
                                                                      ------------    ------------
                         Loans, net                                         69,803          64,738

Federal Home Loan Bank stock, at cost                                          860             610
Premises and equipment, net                                                  1,460           1,484
Accrued interest receivable and other assets                                 2,564             907
                                                                      ------------    ------------
                         Total assets                                 $     94,837    $     89,956
                                                                      ============    ============

Liabilities:
Deposits: Non interest-bearing demand                                 $        733    $        806
          NOW and money market                                               9,311           9,409
          Savings                                                           19,179          19,157
          Time                                                              28,487          29,051
                                                                      ------------    ------------
                         Total deposits                                     57,710          58,423
                                                                      ------------    ------------

Securities sold under agreements to repurchase                               5,700           5,700
Advances form Federal Home Loan Bank                                        11,500           6,500
Other liabilities                                                            2,114           1,776
                                                                      ------------    ------------
                         Total liabilities                                  77,024          72,399
                                                                      ------------    ------------

Shareholders' Equity:
   Preferred stock, $.01 par value, 1,000,000 shares
     authorized; none issued                                                    --              --
   Common stock, $.01 par value, 9,000,000 shares
     authorized; 2,384,040 shares issued                                        24              24
   Additional paid-in capital                                                4,590           4,577
   Retained earnings                                                        13,572          13,365
   Treasury Stock, at cost, 105,031 shares at December 31, 2003
     and 106,156 at September 30, 2003                                        (532)           (537)
   Accumulated other comprehensive income                                      499             487
   Unearned common stock held by MRP                                           (77)            (85)
   Unallocated common stock held by ESOP                                      (263)           (274)
                                                                      ------------    ------------
                         Total shareholders' equity                         17,813          17,557
                                                                      ------------    ------------
                         Total liabilities and shareholders' equity   $     94,837    $     89,956
                                                                      ============    ============


See accompanying notes to the consolidated financial statements.

                                  GOUVERNEUR BANCORP, INC. AND SUBSIDIARY
                                     CONSOLIDATED STATEMENTS OF INCOME
                             (In thousands, except per share data) (Unaudited)


                                                                                    Three Months Ended
                                                                                       December 31,
                                                                                       ------------
                                                                                   2003            2002
                                                                               ------------    ------------
Interest income:
---------------
     Loans                                                                     $      1,175    $      1,087
     Securities                                                                         151             227
     Other short-term investments                                                         3               7
                                                                               ------------    ------------
                         Total interest income                                        1,329           1,321

Interest expense:
----------------
     Deposits                                                                           256             364
     Borrowings - short-term                                                             28              15
     Borrowings - long-term                                                             121             146
                                                                               ------------    ------------
                         Total interest expense                                         405             525
                                                                               ------------    ------------

                         Net interest income                                            924             796
Provision for loan losses                                                                25              40
                                                                               ------------    ------------
                         Net interest income after provision for loan losses            899             756

Non-interest income
-------------------
     Service charges                                                                     45              34
     Realized gain (loss) on sales of securities                                         (9)              6
     Other                                                                               32              23
                                                                               ------------    ------------
                         Total non-interest income                                       68              63

Non-interest expenses
---------------------
     Salaries and employee benefits                                                     338             314
     Directors fees                                                                      20              23
     Occupancy and Equipment                                                             81              88
     Data processing                                                                     33              31
     Postage and supplies                                                                20              27
     Professional fees                                                                   32              43
     Foreclosed assets, net                                                               8              20
     Other                                                                               94             116
                                                                               ------------    ------------
                         Total non-interest expenses                                    626             662
                                                                               ------------    ------------

                         Income before income tax expense                               341             157

Income tax expense                                                                      134              59
                                                                               ------------    ------------
                         Net income                                            $        207    $         98
                                                                               ============    ============

Earnings per common share - basic                                              $       0.09    $       0.04
Earnings per common share - diluted                                            $       0.09    $       0.04


See accompanying notes to the consolidated financial statements.

                                              GOUVERNEUR BANCORP, INC. AND SUBSIDIARY
                                    CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                               Three months ended December 31, 2003
                                           (In thousands, except share data) (Unaudited)


                                                                                      Accumulated   Unearned   Unallocated
                                                     Additional                           Other      common      common
                                            Common    Paid In    Retained   Treasury Comprehensive stock held  stock held
                                             Stock    Capital    Earnings     Stock      Income      By MRP     by ESOP      Total
                                           --------   --------   --------   --------    --------    --------    --------   --------
Balance at
September 30, 2003                         $     24   $  4,577   $ 13,365   $   (537)   $    487    $    (85)   $   (274)  $ 17,557

Comprehensive Income:
  Net Income                                                          207                                                       207
  Change in net unrealized gain on
    securities available for sale, net
      of taxes                                                                                12                                 12
                                                                                                                           --------

  Total comprehensive income                                                                                                    219
                                                                                                                           --------

Allocation of ESOP shares (1,984 shares)                    13                                                        11         24

Amortization of MRP                                                                                        8                      8
Exercise of stock options (1,125 shares)                                           5                                              5
                                           --------   --------   --------   --------    --------    --------    --------   --------

Balance at December 31, 2003               $     24   $  4,590   $ 13,572   $   (532)   $    499    $    (77)   $   (263)  $ 17,813
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


                                                                                      Accumulated   Unearned   Unallocated
                                                     Additional                           Other      common      common
                                            Common    Paid In    Retained   Treasury Comprehensive stock held  stock held
                                             Stock    Capital    Earnings     Stock      Income      By MRP     by ESOP      Total
                                           --------   --------   --------   --------    --------    --------    --------   --------
Balance at
September 30, 2002                         $     24   $  4,570   $ 13,025   $   (543)   $    537    $    (73)   $   (312)  $ 17,228

Comprehensive Income:
  Net Income                                                           98                                                        98
  Change in net unrealized gain on
    securities available for sale, net
      of taxes                                                                                65                                 65
                                                                                                                           --------

  Total comprehensive income                                                                                                    163
                                                                                                                           --------

Allocation of ESOP shares (1,841 shares)                     8                                                         9         17

Amortization of MRP                                                                                        5                      5
Exercise of stock options (1,125 shares)                                           6                                              6
                                           --------   --------   --------   --------    --------    --------    --------   --------

Balance at December 31, 2002               $     24   $  4,578   $ 13,123   $   (537)   $    602    $    (68)   $   (303)  $ 17,419
                                           ========   ========   ========   ========    ========    ========    ========   ========

                       GOUVERNEUR BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (In thousands) (Unaudited)


                                                                 Three Months Ended
                                                                    December 31,
                                                                    ------------
                                                                  2003        2002
                                                                --------    --------

Cash flows from operating activities:
  Net Income                                                    $    207    $     98

  Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation                                                   31          37
       Provision for loan losses                                      25          40
       Net loss (gain) on sales of securities                          9          (6)
       Net amortization of securities                                 21          27
       Allocated and earned shares of ESOP and  MRP                   32          22
       Decrease (increase) in other assets                           (20)        112
       Increase (decrease) in other liabilities                      329         (29)
                                                                --------    --------
             Net cash provided by operating activities               634         301
                                                                --------    --------

Cash flows from investing activities:
  Net increase in loans                                           (4,500)     (1,498)
  Purchase of loans                                                 (609)         --
  Proceeds from sales of securities AFS                            4,300         507
  Proceeds from maturities and principal reductions AFS            1,756         962
  Purchases of securities AFS                                     (5,283)     (1,732)
  Proceeds from maturities and principal reductions HTM               20         264
  Additions to premises and equipment                                 (7)        (19)
  Redemption (purchase) of Federal Home Loan Bank stock             (250)         75
  Purchase of bank owned life insurance                           (1,561)         --
             Net cash used in investing activities                (6,134)     (1,441)
                                                                --------    --------

Cash flows from financing activities:
  Net increase (decrease) in deposits                               (713)      1,203
  Net increase in short-term borrowings                            5,000          --
  Exercise of stock options                                            5           6
                                                                --------    --------
             Net cash provided by financing activities             4,292       1,209
                                                                --------    --------

Net increase (decrease) in cash and cash equivalents              (1,208)         69
Cash and cash equivalents at beginning of period                   4,288       3,047
                                                                --------    --------

Cash and cash equivalents at end of period                      $  3,080    $  3,116
                                                                ========    ========



Non-cash investing activities:
  Additions to foreclosed assets                                $     19    $    174
Cash paid during the period for:
  Interest                                                           398         525
  Income taxes                                                        66          18


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

         Cambray Mutual Holding Company ("Cambray MHC"), the Company's parent mutual holding company, held 1,311,222 shares or 57.5% of the Company's issued and outstanding common stock, and shareholders other than Cambray MHC held 967,787 shares or 42.5% of such stock at December 31, 2003.

2.       Basis of Presentation
         ---------------------

         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments consisting of only normal recurring adjustments or accruals which are necessary for a fair presentation of the consolidated financial statements have been made at and for the three months ended December 31, 2003 and 2002. The results of operations for the three month period ended December 31, 2003 are not necessarily indicative of the results which may be expected for an entire fiscal year or other interim periods.

3.       Earnings Per Common Share
         -------------------------

         Basic earnings per share is calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period. Unallocated shares held by the Company's Employee Stock Ownership Plan ("ESOP") are not included in the weighted average number of shares outstanding. Unearned shares held by the Company's Management Recognition Plan ("MRP") are not included in the weighted average number of shares outstanding. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued (for example, through the exercise of common stock options), as well as any adjustment to income that would result from the assumed issuance.

         Basic and diluted earnings per common share were computed as follows:

                      (In thousands, except per share data)

                                                            Three Months Ended
                                                                December 31,

                                                               2003     2002
                                                              ------   ------
         Basic earnings per common share:
         Net income                                           $  207   $   98
         Weighted average common shares outstanding            2,206    2,199
         Basic earnings per common share                      $ 0.09   $ 0.04

         Diluted earnings per common share:
         Net income                                           $  207   $   98
         Weighted average common shares outstanding            2,206    2,199
         Additional potentially dilutive securities
           (equivalent in common stock)
               Common Stock options                               34       30
                                                              ------   ------
         Diluted weighted average common shares outstanding    2,240    2,229
         Diluted earnings per common share                    $ 0.09   $ 0.04

4.       Comprehensive Income
         --------------------

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

         A summary of the unrealized gains and reclassification adjustments of securities available for sale and the related tax effects for the three-month periods ended December 31, 2003 and 2002 is as follows (in thousands):

                                                        Three Months Ended
                                                            December 31,
                                                            ------------
                                                           2003      2002
                                                          ------    ------

         Unrealized holding gains arising
           during the period                              $   13    $  114

         Reclassification adjustment for (gains) losses
           realized in net income during period                9        (6)
                                                          ------    ------
                                                              22       108
         Tax effect                                          (10)      (43)
                                                          ------    ------

         Other comprehensive income, net of tax           $   12    $   65
                                                          ======    ======


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

         The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation (in thousands, except per share data):

                                                                 Three Months Ended
                                                                     December 31,
                                                                     ------------
                                                                    2003      2002
                                                                   ------    ------

         Net income, as reported                                   $  207    $   98

         Total stock-based compensation expense determined
            under fair value method for all awards, net of taxes       (6)       (7)
         Amounts included in determination of net income,
            net of taxes                                                4         3
                                                                   ------    ------
          Pro forma net income                                     $  205    $   94
                                                                   ======    ======

6.       Recently Issued Accounting Standards
         ------------------------------------

         In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This Interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under certain specified guarantees. FIN 45 clarifies the requirements of FASB Statement No. 5, "Accounting for Contingencies." In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying instrument that is related to an asset, liability or equity security of the guaranteed party, which would include financial standby letters of credit. Certain guarantee contracts are excluded from both the disclosure and recognition requirements of this Interpretation, including among others, guarantees related to commercial letters of credit and loan commitments. The disclosure requirements of FIN 45 require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee and the current amount of the liability, if any, for the guarantor's obligations under the guarantee. The accounting recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002.

         In April 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." This interpretation provides new guidance for the consolidation of variable interest entities (VIEs) and requires such entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among parties involved. The interpretation also adds disclosure requirements for investors that are involved with unconsolidated VIEs. The disclosure requirements apply to all financial statements issued after January 31, 2003, and are effective for the first fiscal year or interim period ending after December 31, 2003, for VIEs acquired before February 1, 2003.

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

         The provisions of the above interpretations and statements did not have or are not expected to have a significant impact on the financial condition or results of operations of the Company.

7.       Retained Earnings
         -----------------

         Cambray MHC has waived receipt of past dividends of the Company. The dividends are considered as restrictions in the retained earnings of the Company. As of December 31, 2003, the aggregate retained earnings restricted for cash dividends waived was $747,000.

8.       Reclassification of prior year income and expense
         -------------------------------------------------

         Certain items in the 2002 financial statements have been reclassified to conform to the 2003 financial statement presentation format. These reclassifications had no effect on net income.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Gouverneur Bancorp, Inc. ("We" or the "Company") is a corporation organized under the laws of the United States, in connection with the reorganization of its wholly owned subsidiary, Gouverneur Savings and Loan Association (the "Bank"), into a mutual holding company structure. The Company's assets consist primarily of all the outstanding capital stock of the Bank and cash of $136,000 at December 31, 2003. The Company's principal business is the ownership of the Bank. The Company is a savings and loan holding company registered with the Office of Thrift Supervision ("OTS") and subject to regulation under federal banking laws and regulations. In this document, references to the Company include the Bank, unless the context denotes otherwise. The terms "Registrant", "we", "our" or similar terms refer to Gouverneur Bancorp, Inc.

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

         Our profitability depends, to a large extent, on our net interest income, which is the difference between the interest we receive on our interest earning assets, such as loans and investments, and the interest we pay on deposits and other interest bearing liabilities. Other categories of expenses generally include the provision for loan losses, salaries and employee benefits costs, net expenses on real estate owned and various categories of operational expenses. External factors, such as general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities, can have a substantial effect on profitability.

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

Critical Accounting Policies
----------------------------

Note 2 to the consolidated financial statements of the Company (included in item 7 of the Annual Report on Form 10-KSB of the Company for the year ended September 30, 2003) lists significant accounting policies used in the development and presentation of its financial statements. This discussion and analysis, the significant accounting policies, and other financial statement disclosures identify and address key variables and other qualitative and quantitative factors that are necessary for an understanding and evaluation of the Company's results of operations.

The most significant estimate in the preparation of the Company's financial statements is for the allowance for loan losses and the related provision for loan losses. Please refer to the discussion of this calculation under "Comparison of Financial Condition" below.

Comparison of Financial Condition at December 31, 2003 and September 30, 2003.

         During the three months from September 30, 2003 through December 31, 2003, total assets increased $4.8 million, or 5.3% from $90.0 million to $94.8 million. Net loans increased by $5.1 million, or 7.9% from $64.7 million to $69.8 million. This increase resulted from growth of $4.3 million in residential real estate loans, $0.3 million in commercial real estate loans and $0.6 million in other commercial loans combined with a decrease of $0.1 million in other consumer loans. Our growth in real estate loans is the result of growth in each of our offices, $1.7 million in Alexandria Bay, $1.3 million in Clayton and $1.3 million in Gouverneur. Most of these loans, booked during the quarter ended December 31, 2003, originated in the previous quarter when demand for loans is traditionally higher, as compared to the winter season when loan demand is normally weak. The growth in other commercial loans was from the purchase of two USDA guaranteed loans totaling $609,000 in October 2003. That portfolio now totals $3.05 million. The decline in other consumer loans was the result of a decrease in automobile loans by $0.1 million. Special low and no rate financing arrangements offered by automobile manufacturers have also decreased demand for the Bank's automobile loans, although we have seen more activity recently.

         Our borrowed funds from FHLB, consisting of advances and securities repurchase obligations, were $17.2 million on December 31, 2003 and $12.2 million on September 30, 2003. The increase in borrowed funds has been used to fund the additional loan growth. We experienced a decrease in deposits of approximately $0.7 million, or 1.2% during the quarter as deposits fell from $58.4 million to $57.7 million. The reduction consisted of decreases of $0.1 million, $0.1 million and $0.5 million in demand deposits, NOW and money market accounts, and in time deposits, respectively.

         Our shareholders' equity rose by $256,000 during the quarter as net income of $207,000, combined with increases of $32,000 in share allocation in the ESOP and amortization in the MRP, $12,000 in the fair value (net of taxes) of our available-for-sale securities portfolio and the issuance of $5,000 in treasury stock. Treasury stock was used to supply the 1,125 shares needed when one director exercised some of his vested stock options.

         Non-performing assets increased to $853,000 at December 31, 2003 from $824,000 on September 30, 2003 while the ratio of non-performing assets to total assets decreased from 0.92% to 0.90% over the same period. Non-performing loans decreased from 1.08% of total loans September 30, 2003 to 1.06% at December 31, 2003. A summary of the Company's non-performing assets and related ratios follows:

                  Non-performing assets             December 31,   September 30,
                                                        2003           2003
                                                    ------------   ------------
                  Non-accrual loans
                  -----------------
                  Residential mortgages
                    and home equity loans           $        235   $        198
                  Commercial mortgages                        83             83
                  Consumer other                              32             85
                  Commercial other                           172            112
                                                    ------------   ------------
                    Total non-accrual loans                  522            478

                  Restructured commercial mortgage           220            225
                                                    ------------   ------------
                    Total non-performing loans               742            703

                  Foreclosed real estate                      92             92
                  Other repossessed assets                    19             29
                                                    ------------   ------------
                    Total non-performing assets     $        853   $        824
                                                    ============   ============

                  Non-performing loans to
                      total loans                           1.06%          1.08%

                  Non-performing assets to
                      total assets                          0.90%          0.92%

         All five non-accrual residential mortgages are currently in foreclosure proceedings.

         One borrower, in bankruptcy proceedings, has four loans, all non-accrual, totaling $210,000 at December 31, 2003, comprised of an $83,000 commercial mortgage, $112,000 other commercial loan, $13,000 automobile loan and $2,000 in unsecured credit. The $112,000 loan mentioned above and another non-accrual loan for $60,000 comprise the commercial other loan total of $172,000. We will be auctioning the equipment that is the collateral for the $60,000 loan, which carries an 80% SBA guarantee, in the near future. The Company had no loans more than 90 days delinquent and accruing at December 31, 2003 or September 30, 2003.

         One loan, in the amount of $220,000 makes up the restructured other commercial loan balance.

         Management believes that these non-performing loans are adequately secured by collateral and the SBA guarantee. Further, management is not aware of any factors common to these loans, which caused their non-performance or any developments that suggest an upward trend in delinquencies. Accordingly, while we will continue to monitor asset quality, management has determined that the loan loss allowance is appropriate at this time.

Comparison of Results of Operations for the Three Months Ended December 31, 2003 and 2002.

         General. Our net income for the three months ended December 31, 2003 was $207,000, an increase of $109,000, or 111.2%, over our net income of $98,000 for the same period last year. The increase in net income was the combination of the following factors:

         1. our net interest income increased by $128,000, as interest income increased $8,000 and interest expense decreased by $120,000,

         2.   non-interest income grew by $5,000 over last year's period,

         3. the provision for loan losses decreased by $15,000 for the first quarter of this fiscal year versus last fiscal year,

         4. non-interest expenses decreased $36,000 from last year to this year and

         5.   an increase of $75,000 in income taxes.

         Basic and diluted earnings per share were $0.09 for this year's quarter versus $0.04 for both measures in last year's quarter.

         Interest Income. Interest income increased $8,000, or 0.60%, from the three months ended December 31, 2002 to the three months ended December 31, 2003. A decrease of 40 basis points (0.40%) in the average interest rate earned on interest-earning assets from 6.48% for the quarter ending December 31, 2002 to 6.08% for the quarter ending December 31, 2003 accounted for a decrease in our interest income of $165,000, while an increase of $5.9 million in the average balance of interest-earning assets from $80.9 million to $86.8 million resulted in an increase of $173,000 in interest income.

         Interest income on loans increased by $88,000. A decrease of 96 basis points (0.96%) from 7.84% in last year's quarter to 6.88% in this year's quarter in the average interest rate on loans decreased our interest income by $144,000 while an increase of $12.8 million in the average balance of loans from $55.0 million to $67.8 million resulted in an increase of $232,000 in interest income.

         The decrease in the average interest rate on our securities of 35 basis points from 3.81% in last year's quarter to 3.46% in this year's quarter decreased interest income by $19,000, while a decrease of $6.4 million in the average balance of securities from $23.7 million to $17.3 million decreased interest income by $57,000, resulting in a net decrease in interest income of $76,000. A 53 basis points (0.53%) reduction in the average interest rate on other short-term investments decreased interest income by $2,000, while a decrease of $0.6 million in the average balance of other short-term investments decreased interest income by $2,000 resulting in a decrease of $4,000 in interest income.

         Interest Expense. Interest expense decreased $120,000, or 22.9%, from the three months ended December 31, 2002 to the three months ended December 31, 2003. A decrease of 89 basis points in the average interest rate on interest-bearing liabilities from 3.13% in last year's quarter to 2.24% in this year's quarter accounted for a decrease in our interest expense of $145,000, while an increase of $5.1 million in the average balance of interest-bearing liabilities from $66.5 million to $71.6 million resulted in an increase of $25,000 in interest expense.

         The average rates we paid decreased on savings and club accounts, on time certificates, on money market and NOW accounts and on funds we borrowed from FHLB decreased by 121 basis points (1.21%), 74 basis points (0.74%), 48 basis points (0.48%) and 64 basis points (0.64%) respectively.

         Interest expense on savings and club accounts decreased by $42,000. The decrease in the average rate paid on savings and club accounts, from 2.24% last year to 1.03% this year, decreased our interest expense by $57,000 while the increase in the average balance of savings and club accounts by $3.0 million, from $16.3 million to $19.3 million, increased our interest expense by $15,000. Management believes that the average balance in savings accounts increased even as rates declined due to the decision of many depositors to place their funds in liquid accounts which paid interest rates only marginally less than short-term time certificates. Interest expense on time certificates decreased by $60,000. The decrease in the average rate paid on time certificates, from 3.40% last year to 2.66% this year, decreased our interest expense by $54,000 while the decrease in the average balance of time certificates by $0.7 million, from $29.2 million to $28.5 million, decreased our interest expense by $6,000. Consistent with rates paid in our local market, time certificate rates declined as those deposits repriced. Interest expense on money market and NOW accounts decreased by $6,000. The decrease in the average rate paid on money market and NOW accounts from 1.11% in the December 2002 quarter to 0.63% in the December 2003 quarter decreased our interest expense by $11,000 while the increase in the average balance of money market and NOW accounts by $2.0 million from $7.5 million to $9.5 million increased our interest expense by $11,000.

         Interest expense on funds borrowed from FHLB decreased by $12,000. The decrease in the average interest rate on funds borrowed from FHLB from 4.77% for the quarter ended December 31, 2002 to 4.13% for the quarter ended December 31, 2003 decreased interest expense by $23,000, while an increase of $0.9 million in the average balance of funds borrowed from FHLB from $13.4 million in last year's quarter to $14.3 million in this year's quarter resulted a $11,000 increase in interest expense.

         Net Interest Income. The result of the increase in interest income combined with the decrease in interest expense was a $128,000 increase in net interest income. Our interest rate spread (the difference between the average rate we earn and the average rate we pay) increased by 49 basis points (0.49%) from 3.35% to 3.84%, while our net interest margin increased by 32 basis points to 4.22% in the first quarter of fiscal 2004, from 3.90% for the first quarter of fiscal 2003.

         Average shareholders' equity represented 20.4% of average interest-earning assets for the quarter ended December 31, 2003, while it represented 21.4% of average interest-earning assets for the same quarter in last year. Our ratio of average interest-earning assets to average interest-bearing liabilities decreased from 1.22 times in fiscal 2003 to 1.21 times in fiscal 2004.

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

         For the three months ended December 31, 2003, we provided $25,000 for loan losses, compared to $40,000 in the same quarter last year. At December 31, 2003, the ratio of our loan allowance to total loans was 0.95% as compared to 1.20% on December 31, 2002. On September 30, 2003 the allowance was $655,000, or 1.01% of total loans, and we determined at the end of the quarter that the appropriate level for the allowance was $663,000. We had charge-offs during the quarter of $23,000 and recoveries of $6,000, so a $25,000 provision was necessary to reach the desired level for the allowance. Our level of non-accruing loans, loans 90 days and still accruing and restructured loans was $742,000, or 1.06% of total loans, at December 31, 2003 as compared to $936,000, or 1.96% of total loans, at December 31, 2002. The reduction of the ratio of the loan loss allowance to total loans from September 2003 to December 2003 is justified by the fact that all the growth in loans originated by the Bank was in real estate loans, $4.3 million in residential and $0.3 million in commercial, while other commercial and consumer loans, which have more risk than mortgages, fell $0.2 million.

         Non-interest Income. Our non-interest income was $5,000 higher in the fiscal 2004 quarter as compared to the fiscal 2003 quarter. Service charges increased by $11,000, loan fees increased by $1,000, gain (loss) on sale of securities decreased by $15,000, and ATM income increased by $6,000, while miscellaneous income increased by $2,000 from last year.

         Non-interest Expenses. Our non-interest expenses decreased by $36,000 from the 2003 quarter to the 2004 quarter. Increases in salaries and employee benefits of $24,000 and data processing of $2,000 were more than offset by decreases of $3,000 in director fees, $7,000 in postage and supplies, $11,000 in professional fees, $7,000 in occupancy and equipment, $22,000 in other expense and $12,000 foreclosed assets, net. The increase in salaries and benefits is the result of performance increases to our employees. Director fees decreased since there was one less meeting this year. Occupancy and equipment expenses were reduced as depreciation expense was down by $6,000. The decrease in professional fees represents some additional costs from our exiting independent accountants during the transition period. Other expense decreased due to decreases of $18,000 for advertising expense and $5,000 for telephone expense.

         At December 31, 2003, we had thirty full-time and two part-time employees, compared to twenty-nine full time and two part-time employees at the end of December 2002.

         Income tax expense. Our income tax expense increased by $75,000, or 127.1%, comparing the first quarter of fiscal 2004 to the same quarter of fiscal 2003. The increased expense was the result of higher income before income tax of $184,000, or 117.2%.

Liquidity and Capital Resources

         Our primary sources of funds are deposits, borrowings from FHLB, and proceeds from the principal and interest payments on loans and securities. Scheduled maturities and principal payments on loans and securities are predictable sources of funds. We can also control the funds available from borrowings. However, general economic conditions and interest rate conditions can cause increases or decreases in deposit outflows and loan pre-payments, which can also affect the level of funds we have available for investment.

         In general, we manage our liquidity by maintaining a sufficient level of short-term investments so funds are readily available for investment in loans when needed. During the three months ended December 31, 2003, we decreased our cash and cash equivalents by $1,208,000.

         Deposits decreased by $0.7 million during the quarter ended December 31, 2003. In addition to factors within our control, such as our deposit pricing strategies and our marketing efforts, deposit flows are affected by the level of general market interest rates, the availability of alternate investment opportunities, general economic conditions, and other factors outside our control. We borrowed an additional $5.0 million from FHLB during the quarter ended December 31, 2003 to fund the additional loan growth.

         We monitor our liquidity regularly. Excess liquidity is invested in overnight federal funds sold and other short-term investments. If we need additional funds, we can borrow those funds, although the cost of borrowing money is normally higher than the average cost of deposits. As a member of the FHLB, the Bank can arrange to borrow an additional $12.3 million against our one to four family mortgage portfolio. We have used borrowed funds to help us leverage capital and grow the Bank, but have not needed borrowings to cover liquidity shortfalls. In addition to borrowings, we believe that, if we need to do so, we can attract additional deposits by increasing the rates we offer.

         We had $2.5 million in outstanding commitments to make loans at December 31, 2003, along with $2.8 million of unused home equity, commercial and overdraft lines of credit. We anticipate that we will have enough funds to meet our current loan commitments and to fund draws on the lines of credit through the normal turnover of our loan and securities portfolios. At December 31, 2003, we had $17.2 million of time certificates scheduled to mature within one year. We anticipate that we can retain substantially all of those deposits if we need to do so to fund loans and other investments as part of our efforts to grow and leverage our capital.

         The Bank measures liquidity using a modified version of the formula that was formerly required by OTS regulation. Our formula classifies investments in a fund, secured by mostly mortgage assets, as a liquid asset since the investment can be converted to cash with one-day notice. The OTS calculation did not consider this investment to be liquid because of the real estate collateral. We measure liquidity on a monthly basis and want to maintain a liquidity ratio of between 5% and 15%. At December 31, 2003, the ratio was 18.8%. We will continue to monitor liquidity and adjust deposit rates or pay off borrowed funds as necessary.

         The OTS has minimum capital ratio requirements applying to the Bank, but there are no comparable minimum capital requirements that apply to us as a savings and loan holding company. At December 31, 2003, the Bank exceeded all regulatory capital requirements of the OTS applicable to it, with Tier I capital of $17.1 million, or 18.1% of adjusted total assets, and risk-based capital of $17.8 million, or 33.9% of risk-weighted assets. The Bank also had tangible capital of $17.1 million, or 18.1% of average tangible assets. The Bank was classified as "well capitalized" at December 31, 2003 under OTS regulations.

Item 3.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. The term "disclosure controls and procedures" is defined in Rule 13a-14(c) of the Securities Exchange Act of 1934, "the Exchange Act". This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2003, and they have concluded that as of that date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

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

         Item 6. Exhibits and Reports on Form 8-K

             (a) Exhibits

                    31.1 Certification of Principal Executive Officer pursuant to Rule 13a - 14(a) / 15d - 14(a)

                    31.2 Certification of Principal Financial Officer pursuant to Rule 13a - 14(a) / 15d - 14(a)

                    32.1 Certification of Principal Executive Officer pursuant to Section 1350

                    32.2   Certification of Chief Financial Officer pursuant to
                           Section 1350

             (b) Reports on Form 8-K

             A Report on Form 8-K was filed on December 10, 2003, pursuant to
             Item 12 of that report. It announced the Company's results for the fiscal year ended September 30, 2003, and a press release relating to the earnings was attached thereto.


                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Gouverneur Bancorp, Inc.


Date: February 11, 2004               By: /s/ RICHARD F. BENNETT
                                          --------------------------------------
                                      Richard F. Bennett
                                      President and Chief Executive Officer
                                      (principal executive officer and officer
                                      duly authorized to sign on behalf of the
                                      registrant)

                                      By: /s/ ROBERT J. TWYMAN
                                          --------------------------------------
                                      Robert J. Twyman
                                      Vice President and Chief Financial Officer
                                      (principal financial officer duly
                                      authorized to sign on behalf of the
                                      registrant)