Form 10QSB
period 2004-03-31
GOUVERNEUR BANCORP INC
filed 2004-05-12
CIK 1063942

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2004

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
                                 Yes [X] No [ ]

                                                        Outstanding at
           Class                                        March 31, 2004
-----------------------------                           --------------
Common Stock, par value $ .01                             2,282,109

Transitional Small Business Disclosure Format (check one):
                                 Yes [ ] No [X]

                            GOUVERNEUR BANCORP, INC.
                                   FORM 10-QSB
                                TABLE OF CONTENTS



PART 1 - FINANCIAL INFORMATION                                                                 Page
---------------------------------------------------------------------------------------------------
Item 1.           Financial Statements - Unaudited
                  Consolidated Statements of Financial Condition at March 31, 2004 and           3
                  September 30, 2003

                  Consolidated Statements of Income for the three and six months ended           4
                  March 31, 2004 and March 31, 2003.

                  Consolidated Statements of Shareholders' Equity for six months ended           5
                  March 31, 2004 and 2003

                  Consolidated Statements of Cash Flows for the six months ended                 7
                  March 31, 2004 and 2003

                  Notes to Consolidated Financial Statements                                     8

Item 2.           Management's Discussion and Analysis of Financial Condition and               12
                  Results of Operations.

Item 3.           Controls and Procedures                                                       21

PART II - OTHER INFORMATION
---------------------------

Item 1.           Legal Proceedings                                                             21

Item 4.           Submission of Matters to a Vote of Security Holders                           21

Item 6.           Exhibits and Reports on Form 8-K                                              22

SIGNATURES                                                                                      22

EXHIBITS                                                                                        23

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                     GOUVERNEUR BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                  (In thousands, except share data) (Unaudited)

                                                                                       March 31,     September 30,
                                                                                         2004            2003
                                                                                     ------------    ------------
Assets:
Cash and due from banks                                                              $      1,764    $      1,762
Interest-bearing deposits in bank                                                           1,216           2,526
                                                                                     ------------    ------------
                  Total cash and cash equivalents                                           2,980           4,288

Securities available-for-sale                                                              13,906          17,473
Securities held-to-maturity (fair value of $362 at March 31, 2004
  and $459 at September 30, 2003)                                                             361             456
Loans, net of deferred fees                                                                72,430          65,393
Less: allowance for loan losses                                                              (679)           (655)
                                                                                     ------------    ------------
                  Loans, net                                                               71,751          64,738

Federal Home Loan Bank stock, at cost                                                         875             610
Premises and equipment, net                                                                 1,445           1,484
Bank owned life insurance                                                                   3,528              --
Accrued interest receivable and other assets                                                1,066             907
                                                                                     ------------    ------------
                  Total assets                                                       $     95,912    $     89,956
                                                                                     ============    ============
Liabilities:
Deposits:   Non-interest-bearing demand                                              $      1,160    $        806
            NOW and money market                                                            9,450           9,409
            Savings                                                                        20,170          19,157
            Time                                                                           28,314          29,051
                                                                                     ------------    ------------
                  Total deposits                                                           59,094          58,423
                                                                                     ------------    ------------

Advances from the Federal Home Loan Bank of New York                                       17,500          12,200
Other liabilities                                                                           1,512           1,776
                                                                                     ------------    ------------
                  Total liabilities                                                        78,106          72,399
                                                                                     ------------    ------------
Shareholders' Equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized; none issued                      --              --
Common stock, $.01 par value, 9,000,000 shares authorized; 2,384,040 shares issued             24              24
Additional paid-in capital                                                                  4,610           4,577
Retained earnings                                                                          13,499          13,365
Treasury stock, at cost, 101,931 shares at March 31, 2004 and
    106,156 shares at September 30, 2003                                                     (516)           (537)
Accumulated other comprehensive income                                                        513             487
Unearned common stock held by Management Recognition Plan                                     (71)            (85)
Unallocated common stock held by Employee Stock Ownership Plan                               (253)           (274)
                                                                                     ------------    ------------
                  Total shareholders' equity                                               17,806          17,557
                                                                                     ------------    ------------
                  Total liabilities and shareholders' equity                         $     95,912    $     89,956
                                                                                     ============    ============

See accompanying notes to consolidated financial statements.

                     GOUVERNEUR BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                (In thousands, except per share data) (Unaudited)

                                                   Three Months Ended         Six Months Ended
                                                        March 31,                 March 31,
                                                 -----------------------   -----------------------
                                                    2004         2003         2004         2003
                                                 ----------   ----------   ----------   ----------
Interest income:
----------------
     Loans                                       $    1,193   $    1,132   $    2,368   $    2,219
     Securities                                         142          206          293          433
     Other short-term investments                         4            5            7           12
                                                 ----------   ----------   ----------   ----------
           Total interest income                      1,339        1,343        2,668        2,664

Interest expense:
-----------------
     Deposits                                           246          335          502          699
     Borrowings - short term                             33           15           61           30
     Borrowings - long term                             124          143          245          289
                                                 ----------   ----------   ----------   ----------
           Total interest expense                       403          493          808        1,018
                                                 ----------   ----------   ----------   ----------

           Net interest income                          936          850        1,860        1,646
     Provision for loan losses                           25           10           50           50
                                                 ----------   ----------   ----------   ----------
           Net interest income after provision
             for loan losses                            911          840        1,810        1,596

Non-interest income:
--------------------
     Service charges                                     38           28           83           62
     Realized gain on sales of securities                89           91           80           97
     Other                                               56           32           88           55
                                                 ----------   ----------   ----------   ----------
           Total non-interest income                    183          151          251          214

Non-interest expenses
---------------------
     Salaries and employee benefits                     383          358          721          672
     Directors fees                                      26           25           46           48
     Occupancy and equipment                             89           92          170          180
     Data processing                                     32           32           65           63
     Postage and supplies                                25           44           45           71
     Professional fees                                   49           43           81           86
     Foreclosed assets, net                              12            9           20           29
     Other                                              125          110          219          226
                                                 ----------   ----------   ----------   ----------
           Total non-interest expenses                  741          713        1,367        1,375
                                                 ----------   ----------   ----------   ----------

           Income before income tax expense             353          278          694          435

Income tax expense                                      130          108          264          167
                                                 ----------   ----------   ----------   ----------

      Net income                                 $      223   $      170   $      430   $      268
                                                 ==========   ==========   ==========   ==========

Earnings per common share - basic                $     0.10   $     0.08   $     0.20   $     0.12
Earnings per common share - diluted              $     0.10   $     0.08   $     0.20   $     0.12

See accompanying notes to consolidated financial statements

                     GOUVERNEUR BANCORP, INC AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                         Six months ended March 31, 2004
                  (In thousands, except share data) (Unaudited)

                                                                 Accumulated    Unearned    Unallocated
                                       Additional                   Other        Common       Common
                             Common     paid in      Retained   Comprehensive  stock held    stock held    Treasury
                             Stock      capital      earnings       Income       by MRP       by ESOP        stock         Total
                           ----------  ----------   ----------    ----------   ----------    ----------    ----------    ----------
Balance at
  September 30, 2003       $       24  $    4,577   $   13,365    $      487   $      (85)   $     (274)   $     (537)   $   17,557

Comprehensive income:
   Net income                                              430                                                                  430
   Change in net
      unrealized gain
      on securities
      available for sale,
      net of taxes                                                        26                                                     26
                                                                                                                         ----------

     Total comprehensive
        income                                                                                                                  456
                                                                                                                         ----------

Allocation of ESOP
  (4,121 shares)                               32                                                    21                          53

Amortization of MRP                                                                    14                                        14
Exercise of stock options
  (4,225 shares)                                1                                                                  21            22

Cash dividends declared
   ($0.13 per share)                                      (296)                                                                (296)
                           ----------  ----------   ----------    ----------   ----------    ----------    ----------    ----------

Balance at
  March 31, 2004           $       24  $    4,610   $   13,499    $      513   $      (71)   $     (253)   $     (516)   $   17,806
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

                                                                 Accumulated    Unearned    Unallocated
                                       Additional                   Other        Common       Common
                             Common     paid in      Retained   Comprehensive  stock held    stock held    Treasury
                             Stock      capital      earnings       Income       by MRP       by ESOP        stock         Total
                           ----------  ----------   ----------    ----------   ----------    ----------    ----------    ----------
Balance at
  September 30, 2002       $       24  $    4,570   $   13,025    $      537   $      (73)   $     (312)   $     (543)   $   17,228

Comprehensive income:
   Net income                                              268                                                                  268
   Change in net
      unrealized gain
      on securities
      available for
      sale, net of taxes                                                 (18)                                                   (18)
                                                                                                                         ----------

     Total comprehensive
        income                                                                                                                  250
                                                                                                                         ----------

Allocation of ESOP
  (3,825 shares)                               18                                                    18                          36

Purchase stock for MRP
  (6,600 shares)                              (33)                                    (32)                                      (65)
Amortization of MRP                                                                    10                                        10

Exercise of stock options
  (1,125 shares)                                                                                                    6             6

Cash dividends declared
   ($0.13 per share)                                      (126)                                                                (126)
                           ----------  ----------   ----------    ----------   ----------    ----------    ----------    ----------

Balance at
  March 31, 2003           $       24  $    4,555   $   13,167    $      519   $      (95)   $     (294)   $     (537)   $   17,339
                           ==========  ==========   ==========    ==========   ==========    ==========    ==========    ==========

See accompanying notes to consolidated financial statements

                     GOUVERNEUR BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands) (Unaudited)

                                                                               Six Months Ended
                                                                                   March 31,
                                                                           ------------------------
                                                                              2004          2003
                                                                           ----------    ----------
Cash flows from operating activities:
   Net Income                                                              $      430    $      268

   Adjustments to reconcile net income to net cash provided by
     Operating activities:
         Provision for loan losses                                                 50            50
         Depreciation                                                              61            74
         Net amortization of securities premiums and discounts                     35            56
         Net realized gains on sales of securities                                (80)          (97)
         Earnings on bank owned life insurance                                    (28)           --
         Allocated and earned shares of ESOP and MRP                               67            46
         Increase in accrued interest receivable and other assets                  --           (51)
         Decrease in accrued interest payable and other liabilities              (282)          (74)
                                                                           ----------    ----------
                    Net cash provided by operating activities                     253           272
                                                                           ----------    ----------

Cash flows from investing activities:
   Net increase in loans                                                       (6,555)       (1,421)
   Purchase of loans                                                             (609)           --
   Proceeds from sales of securities AFS                                        7,080           599
   Proceeds from maturities and principal reductions AFS                        3,202         2,134
   Purchases of securities AFS                                                 (6,626)       (2,310)
   Proceeds from maturities and principal reductions HTM                           37           610
   Additions to premises and equipment                                            (22)          (20)
   (Purchase) Redemption of Federal Home Loan Bank stock                         (265)          110
   Purchase of bank owned life insurance                                       (3,500)           --
                                                                           ----------    ----------
                    Net cash used in investing activities                      (7,258)         (298)
                                                                           ----------    ----------

Cash flows from financing activities:
   Net increase in deposits                                                       671         2,232
   Proceeds of FHLB advances                                                   26,000            --
   Repayment of FHLB advances                                                 (20,700)         (700)
   Purchase of common stock by Management Recognition Plan                         --           (65)
   Exercise of stock options                                                       22             6
   Cash dividends paid                                                           (296)         (126)
                                                                           ----------    ----------
                     Net cash provided by financing activities                  5,697         1,347
                                                                           ----------    ----------

   Net increase (decrease) in cash and cash equivalents                        (1,308)        1,321
   Cash and cash equivalents at beginning of period                             4,288         3,047
                                                                           ----------    ----------

   Cash and cash equivalents at end of period                              $    2,980    $    4,368
                                                                           ==========    ==========


Non-cash investing activities:
   Additions to foreclosed assets                                          $      101    $      184
Cash paid during the period for:
   Interest                                                                       817         1,023
   Income taxes                                                                   177            98

See accompanying notes to consolidated financial statements.

                     GOUVERNEUR BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.       Basis of Presentation
         ---------------------

         The accompanying unaudited financial statements include the accounts of Gouverneur Bancorp, Inc. (the "Company") and Gouverneur Savings and Loan Association (the "Bank"), the wholly owned and only subsidiary of the Company, as of March 31, 2004 and September 30, 2003 and for the three and six month periods ended March 31, 2004 and 2003. The accompanying unaudited consolidated financial statements include the accounts of the Company and the Bank. All material intercompany accounts and transactions have been eliminated in this consolidation. These statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles in the United States of America.

         In the opinion of management, all adjustments, consisting of only normal recurring adjustments or accruals, which are necessary for a fair presentation of the consolidated financial statements have been made at and for the three month and the six month periods ended March 31, 2004 and 2003. The results of operations for the three month and six month periods ended March 31, 2004 are not necessarily indicative of the results which may be expected for an entire fiscal year or other interim periods.

         The data in the consolidated statements of condition for September 30, 2003 was derived from the Company's annual report on Form 10-KSB. That data, along with the interim financial information presented in the consolidated statements of financial condition, income, shareholders' equity and cash flows should be read in conjunction with the 2003 consolidated financial statements, including the notes thereto included in the Company's Annual Report on Form 10-KSB.

2.       Earnings Per Common Share
         -------------------------

         Basic earnings per share is calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period. Unallocated shares held by the Company's Employee Stock Ownership Plan ("ESOP") are not included in the weighted average number of shares outstanding. Unearned shares held by the Company's Management Recognition Plan ("MRP") are not included in the weighted average number of outstanding shares. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued (for example, through the exercise of common stock options), as well as any adjustment to income that would result from the assumed issuance.

         Basic and diluted earnings per share for the three-month and six month periods ending March 31, 2004 and 2003 were computed as follows:

                      (In thousands, except per share data)

                                                               Three Months Ended    Six Months Ended
                                                                   March 31,             March 31,
                                                              -------------------   -------------------
         Basic earnings per share:                              2004       2003       2004       2003
                                                              --------   --------   --------   --------
         Net income                                           $    223   $    170   $    430   $    268

         Weighted average common shares outstanding              2,213      2,203      2,209      2,201
                                                              --------   --------   --------   --------

         Basic earnings per share                             $   0.10   $   0.08   $   0.20   $   0.12
                                                              ========   ========   ========   ========


                                                               Three Months Ended    Six Months Ended
                                                                   March 31,             March 31,
                                                              -------------------   -------------------
         Diluted earnings per share:                            2004       2003       2004       2003
                                                              --------   --------   --------   --------

         Net income                                           $    223   $    170   $    430   $    268

         Weighted average common shares outstanding              2,213      2,203      2,209      2,201
         Additional potentially dilutive securities from
          common stock options                                      34         30         33         30
                                                              --------   --------   --------   --------
         Diluted weighted average common shares outstanding      2,247      2,233      2,242      2,231
                                                              ========   ========   ========   ========

         Diluted earnings per share                           $   0.10   $   0.08   $   0.20   $   0.12
                                                              ========   ========   ========   ========

3.       Comprehensive Income
         --------------------

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

         A summary of the unrealized gains (losses) and reclassification adjustments of securities available for sale and the related tax effects for the three and six month periods ended March 31, 2004 and 2003 is as follows (in thousands):

                                                                Three Months Ended           Six Months Ended
                                                                     March 31,                   March 31,
                                                             ------------------------    ------------------------
                                                                2004          2003          2004          2003
                                                             ----------    ----------    ----------    ----------
         Unrealized holding gains (losses) arising
            During the period                                $      111    $      (47)   $      124    $       67

         Reclassification adjustment for gains realized in
            net income during period                                (89)          (91)          (80)          (97)
                                                             ----------    ----------    ----------    ----------
                                                                     22          (138)           44           (30)

         Tax effect                                                  (8)           55           (18)           12
                                                             ----------    ----------    ----------    ----------

         Other comprehensive income (loss), net of tax       $       14    $      (83)   $       26    $      (18)
                                                             ==========    ==========    ==========    ==========

4.       Stock Option and Management Recognition Plans
         ---------------------------------------------

         The Company has a Stock Option Plan ("SOP") and the MRP for directors, officers and key employees. The Company accounts for stock options granted under the SOP and MRP in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. The Company provides pro forma net income and pro forma earnings per share disclosures for employee stock options grants as if the fair-value-based method defined in Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", had been applied. The fair value of the shares awarded, under the MRP, measured as of the grant date, is recognized as unearned compensation (a component of shareholders' equity) and amortized to compensation expense over the vesting period.

         The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation (in thousands, except per share data):

                                                                      Three Months Ended          Six Months Ended
                                                                           March 31,                  March 31,
                                                                   ------------------------    ------------------------
                                                                      2004          2003          2004          2003
                                                                   ----------    ----------    ----------    ----------
         Net income, as reported                                   $      223    $      170    $      430    $      268

         Total stock-based compensation expense determined
            under fair value method for all awards, net of taxes           (6)           (7)          (12)          (14)
         Amounts included in determination of net income,
            net of taxes                                                    4             3             8             6
                                                                   ----------    ----------    ----------    ----------
          Pro forma net income                                     $      221    $      166    $      426    $      260
                                                                   ==========    ==========    ==========    ==========

         Earnings per share:
             Basic - as reported                                   $     0.10    $     0.08    $     0.20    $     0.12
             Basic - pro forma                                           0.10          0.08          0.19          0.12
             Diluted - as reported                                 $     0.10    $     0.08    $     0.20    $     0.12
             Diluted - pro forma                                         0.10          0.07          0.19          0.12

5.       Impact of New Accounting Standards
         ----------------------------------

         In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This Interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under certain specified guarantees. FIN 45 clarifies the requirements of FASB Statement No. 5, "Accounting for Contingencies." In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying investment that is related to an asset, liability or equity security of the guaranteed party, which would include financial standby letters of credit. Certain guarantee contracts are excluded from both the disclosure and recognition requirements of this Interpretation, including among others, guarantees related to commercial letters of credit and loan commitments. The disclosure requirements of FIN 45 require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee and the current amount of the liability, if any, for the guarantor's obligations under the guarantee. The accounting recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. Adoption of FIN 45 did not have a significant impact on the Company's financial condition or results of operations.

6.       Commitments and Contingencies
         -----------------------------

         Outstanding letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Company had no standby letters of credit as of March 31, 2004. The Bank uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments.

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

7.       Dividend Restrictions
         ---------------------

         Cambray Mutual Holding Company ("Cambray MHC"), the Company's parent mutual holding company, held 1,311,222 shares or 57.5% of the Company's issued and outstanding common stock, and shareholders other than Cambray MHC held 970,887 shares or 42.5% of such stock at March 31, 2004. Cambray MHC has not filed a notice with the Office of Thrift Supervision ("OTS") to waive its right to receive cash dividends during the 2004 calendar year. The Company announced a cash dividend to shareholders of record as of March 15, 2004 of $0.13 per share of common stock, which was paid on March 31, 2004 to all shareholders including Cambray MHC.

         Cambray MHC waived receipt of several past dividends, paid by the Company. The dividends are considered as restrictions in the retained earnings of the Company. As of March 31, 2004 and September 30, 2003, the aggregate retained earnings restricted for cash dividends waived was $747,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

     When we use words or phrases like "will probably result," "we expect," "will continue," "we anticipate," "estimate," "project," "should cause" or similar expressions in this Form 10-QSB or in any press releases, public announcements, filings with the Securities and Exchange Commission or other disclosures, we are making "forward-looking statements" as described in the Private Securities Litigation Reform Act of 1995. In addition, certain information we will provide in the future on a regular basis, such as analysis of the adequacy of our allowance for loan losses or an analysis of interest rate sensitivity of our assets and liabilities, is always based on predictions of the future. From time to time, we may also publish other forward-looking statements regarding anticipated financial performance, business prospects, and similar matters.

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

Critical Accounting Policies

Note 2 to the consolidated financial statements of the Company (included in Item 7 of the Annual Report on Form 10-KSB of the Company for the year ended September 30, 2003) lists significant accounting policies used in development and presentation of its financial statements. This discussion and analysis, the significant accounting policies, and other financial statement disclosures identify and address key variables and other qualitative and quantitative factors that are necessary for an understanding and evaluation of the Company's results of operations. The following accounting policy is the one identified by management to be critical to the results of operations:

     Allowance for loan losses. The allowance for loan losses is the estimated amount considered adequate to cover credit losses inherent in the outstanding loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses charged against income. In determining the allowance for loan losses, management makes significant estimates and, accordingly, has identified this policy as probably the most critical for the Company.

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

General

     The Company conducts no income generating activities other than holding the stock of the Bank and a loan to the ESOP used to purchase shares of Company common stock for the participants. Consequently, the net income of the Company is derived primarily from its investment in the Bank. The Bank's net income depends, to a large extent, on its net interest income, which is the difference between interest earned on its interest earning assets, such as loans and investments, and the cost of funds, consisting of interest paid on interest bearing liabilities, such as deposits and borrowings. The Bank's net income is also affected by the provision for loan losses, as well as by the amount of other income, including income from fees and service charges, net gains and losses on sales of investments and operating expenses such as salaries and employee benefits costs, net expenses on real estate owned and various categories of operational expenses. External factors, such as general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities, can have a substantial effect on profitability.

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

Recent Developments

     The Bank has made purchase offers on two separate parcels of land adjacent to its headquarters at 42 Church Street in the Town and Village of Gouverneur. Both offers have been accepted and we expect the transactions to close by December 31, 2004. We intend to raze the structures on those properties and build either an addition to the bank building or a separate building joined by a corridor. This will provide additional office space to merge the administrative offices into the new structure and allow for future growth, as well as expand and improve our drive up facilities. We are currently working with two architectural firms on concept drawings. Once a design and architect is selected, building plans will be developed so we can begin construction in the spring of 2005.

Comparison of Financial Condition at March 31, 2004 and September 30, 2003.

     Total assets at March 31, 2004 were $95.9 million, an increase of $5.9 million, or 6.6%, from $90.0 million at September 30, 2003. Net loans increased by $7.1 million, or 11.0%, from $64.7 million to $71.8 million. The increase in loans resulted from increases of $6.1 million in residential real estate loans, of which $6.0 million are variable rate loans, $0.8 million in commercial real estate loans and $0.7 million in other commercial loans, combined with a decrease of $0.5 million in other consumer loans, mostly automobile loans. Special low and no rate financing arrangements offered by automobile manufacturers continue to decrease demand for the Bank's automobile loans. Most of the growth in other commercial loans was from the purchase of two United States Department of Agriculture ("USDA") guaranteed loans totaling $0.6 million during this fiscal year. The aggregate amount of USDA and SBA guaranteed loans now totals $3.0 million.

     Cash and cash equivalents decreased $1.3 million and investments in securities decreased $4.6 million. Those balances, combined with additional FHLB borrowings of $5.0 million, provided the funds for the additional growth in loans and the purchase of $3.5 million in bank owned life insurance ("BOLI") and the purchase of $0.3 million in FHLB stock required for the additional borrowing. The securities portfolio was decreased by the sale of shares of a mutual fund investment and repayments of principal from mortgage-backed securities. The BOLI will replace current life insurance coverage and provide additional coverage for certain employees, provide supplemental retirement benefits for certain employees and provide a retirement plan for directors.

     Our borrowed funds from the FHLB, consisting of advances and securities repurchase obligations, were $17.5 million on March 31, 2004 versus $12.2 million on September 30, 2003. Deposits increased $0.7 million, or 1.20%, from $58.4 million to $59.1 million during the past six months. Demand, savings and NOW and money market accounts increased by $0.4 million, $1.0 million and $0.1 million, respectively. These increases were offset in part by a decrease of $0.8 million in time deposits.

     Shareholders' equity increased $249,000 during the six months ended March 31, 2004. Equity increased $430,000 from net income, $67,000 from net increases in share allocation in the ESOP and amortization in the MRP, $26,000 from a gain in other comprehensive income as the market value of available-for-sale securities increased and $22,000 from the issuance of treasury stock. These increases were partially offset by a decrease of $296,000 for the cash dividend paid to shareholders on March 31 of this year. Treasury stock was used to supply the 4,225 shares needed when two directors and one officer exercised some of their vested options.

     At March 31, 2004, non-performing assets were 0.86% of total assets, down from 0.92% at September 30, 2003. Non-performing loans decreased from 1.08% of total loans to 0.88% over the same period. A summary of the Company's non-performing assets and related ratios follows:

                                              March 31,   September 30,
            Non-performing assets               2004          2003
            ---------------------            ----------    ----------

            Non-accrual loans
            -----------------
            Residential mortgages
                and home equity loans        $      144    $      198
            Commercial mortgages                     83            83
            Consumer other                           17            85
            Commercial other                        170           112
                                             ----------    ----------
                                                    414           478

            Restructured commercial other           216           225
                                             ----------    ----------
                Total non-performing loans          630           703

            Foreclosed real estate                  169            92
            Other repossessed assets                 24            29
                                             ----------    ----------
              Total non-performing assets    $      823    $      824
                                             ==========    ==========


            Non-performing loans to
                 total loans                       0.88%         1.08%


            Non-performing assets to
                 total assets                      0.86%         0.92%

     The Company had no loans more than 90 days delinquent and accruing at March 31, 2004 or September 30, 2003.

     All three non-accrual residential mortgages are currently in foreclosure proceedings.

     One borrower, in bankruptcy proceedings, has four loans, all non-accrual, totaling $210,000 at March 31, 2004, comprised of an $83,000 commercial mortgage, a $112,000 commercial equipment loan, a $13,000 automobile loan and a $2,000 unsecured loan. The $112,000 loan mentioned above and another non-accrual loan for $58,000 comprise the commercial loan total of $170,000. We have applied to the Small Business Administration ("SBA") for reimbursement on the $58,000 loan since it carries an 80% SBA guarantee.

     One loan, in the amount of $216,000, makes up the restructured other commercial loan balance.

     Management believes that each of these non-performing loans is adequately secured by collateral and the SBA guarantee. Further, management is not aware of any factors common to these loans, which caused their non-performance or any developments that suggest an upward trend in delinquencies. Accordingly, while we will continue to monitor asset quality, management has determined that the $24,000 increase in the loan loss allowance is appropriate at this time due to the increase in the size of our loan portfolio.

Comparison of Results of Operations for the Three Months Ended March 31, 2004 and 2003.

     General. Our net income for the three months ended March 31, 2004 was $223,000, an increase of $53,000, or 31.2%, over net income of $170,000 for the same period last year. The increase in net income resulted from the combination of the following factors:

     1. net interest income increased by $86,000, as interest income decreased $4,000 and interest expense decreased by $90,000,

     2.   non-interest income grew by $32,000 over last year's period,

     3. the provision for loan losses increased by $15,000 for the second quarter of this fiscal year versus last fiscal year,

     4. non-interest expense increased $28,000 in the three month period this year compared to last year's period, and

     5.   income taxes increased $22,000.

     Basic and diluted earnings per share were $0.10 for this year's quarter versus $0.08 for both measures in last year's quarter.

     Interest Income. Interest income decreased $4,000, or 0.3%, for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. A decrease of 47 basis points (0.47%) in the average interest rate earned on interest-earning assets resulted in a decrease in interest income of $201,000, while an increase of $6.0 million in the average balance of interest-earning assets resulted in an increase of $197,000 in interest income.

     Interest income on loans increased by $61,000, or 5.4%. A decrease of 142 basis points (1.42%) from 8.28% in last year's quarter to 6.86% in this year's quarter decreased our interest income by $217,000, while an increase of $15.1 million in the average balance of loans from $55.4 million to $70.6 million resulted in an increase of $278,000 in interest income.

     Interest income on securities decreased by $64,000, or 31.4%. An increase of 28 basis points (0.28%) from 3.50% in last year's quarter to 3.78% in this year's quarter in the average interest rate on securities was responsible for a $16,000 increase in interest income, while a decrease of $8.6 million in the average balance of securities resulted in a decrease in interest income of $80,000. Interest income on other short-term investments decreased by $1,000. A 5 basis point (0.05%) increase in the average interest rate earned on other short-term investments had no impact on interest income, while a decrease of $525,000 in the average balance of other short-term investments decreased interest income by $1,000.

     Interest Expense. Interest expense decreased $90,000, or 18.3%, from the three months ended March 31, 2003 to the three months ended March 31, 2004. A decrease of 80 basis points (0.80%) in the average rate we paid on interest-bearing liabilities from 2.99% last year to 2.19% this year resulted in a decrease of $145,000 in interest expense, while an increase of $8.0 million, or 12.0%, in the average balance of interest-bearing liabilities from $66.8 million to $74.8 million resulted in a $55,000 increase in interest expense.

     Interest expense decreased on savings and club accounts, time deposits, money market and NOW accounts and funds borrowed from FHLB by $34,000, $51,000, $4,000 and $1,000 respectively, as follows:

     1. The average rate we paid on savings and club accounts decreased 96 basis points (0.96%) from 2.01% to 1.05% resulting in a $46,000 decrease in interest expense, while an increase of $2.6 million, or 15.1%, in the average balance of savings and club accounts from $17.2 million to $19.8 million resulted in an increase of $12,000 in interest expense.

     2. The average rate we paid on time deposits decreased 66 basis points (0.66%) from 3.24% for the three months ended March 31, 2003 to $2.58% for the three months ended March 31, 2004. This decline in rates produced a decrease of $46,000 in interest expense, while a decrease of $0.6 million in the average balance of time deposits from $28.9 million to $28.3 million over the same period decreased interest expense by $5,000.

     3. The average rate we paid on NOW and money market accounts decreased by 37 basis points (0.37%) from 1.02% for last year's quarter to 0.65% for this year's quarter, decreasing interest expense by $8,000, while an increase of $1.8 million from $7.6 million to $9.4 million in the average balance of these accounts increased interest expense by $4,000.

     4. A decrease of 120 basis points (1.20%) from 4.88% in last year's quarter to 3.68% in this year's quarter on the average rate we paid on FHLB borrowings decreased interest expense by $45,000, while an increase of $4.2 million in the amount of borrowed funds from $13.1 million in last year's quarter to $17.3 million in this year's quarter resulted in an increase of $44,000 in interest expense.

     Net Interest Income. The net impact of the decreases in interest income and interest expense was an $86,000 increase in net interest income. Our interest rate spread (the difference between the average rate we earn and the average rate we pay) increased by 33 basis points (0.33%) from 3.69% for the three months ended March 31, 2003 to 4.02% for the three months ended March 31, 2004, while our net interest margin (net interest income divided by average earning assets) increased by 11 basis points (0.11%) from 4.23% to 4.34% for the same time frame.

     Our ratio of average interest-earning assets to average interest-bearing liabilities decreased from 1.22 times in 2003 to 1.17 times in 2004.

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

     For the three months ended March 31, 2004, we provided $25,000 for loan losses, compared to $10,000 in the same quarter last year. At March 31, 2004 and 2003, the ratio of our loan allowance to total loans was 0.94% and 1.17%, respectively. On December 31, 2003 the allowance was $663,000, or 0.95% of total loans, and we determined at the end of the second quarter that the appropriate level for the allowance was $679,000. We had charge-offs during the quarter of $14,000 and recoveries of $5,000, so a $25,000 provision was necessary to reach the desired level for the allowance. Our level of non-accruing loans, loans 90 days and still accruing and restructured loans was $630,000, or 0.88% of total loans at March 31, 2004 compared to $742,000, or 1.06% of total loans at December 31, 2003. Management feels that these loans are adequately secured and do not require any adjustment to the allowance for loan losses at this time.

     Non-interest Income. Our non-interest income improved by $32,000, or 21.2%, from $151,000 in the second quarter of fiscal 2003 to $183,000 in the second quarter of fiscal 2004. An amount of $3.5 million was invested in life insurance during the second quarter. Income of $28,000 from the life insurance was recognized in other income for the quarter.

     Non-interest Expenses. Non-interest expenses increased $28,000, or 3.9%, from $713,000 during the fiscal 2003 quarter to $741,000 in the fiscal 2004 quarter. This increase was primarily due to additional salaries and benefits expense of $25,000. The increase in salaries and benefits is the result of performance increases to our employees.

     At March 31, 2004, we had thirty full-time and three part-time employees, compared to thirty full-time and two part-time employees at the end of March 2003.

     Income tax expense. Our income tax expense increased by $22,000 to $130,000 from $108,000, or 20.4%, comparing the second quarter of fiscal 2004 to the same quarter of fiscal 2003. The increased expense was the result of income before income tax increasing by $75,000, or 27.0%, from last year's $278,000 to this year's $353,000.

Comparison of Results of Operations for the Six Months Ended March 31, 2004 and 2003.

     General. Our net income for the six months ended March 31, 2004 was $430,000, an increase of $162,000, or 60.4%, from last year's net income of $268,000. The following operating results combined to produce the increase:

     1. net interest income increased $214,000 as interest income increased $4,000 and interest expense decreased $210,000,

     2.   non-interest income improved by $37,000,

     3.   non-interest expense decreased by $8,000 and

     4.   income taxes increased by $97,000.

     Basic earnings per share were $0.20 for the first six months of this year against $0.12 per share for last year's period and diluted earnings per share were $0.20 and $0.12 respectively.

     Interest Income. Interest income increased by $4,000, from $2.664 million to $2.668 million, or 0.2%, from the six months ended March 31, 2003 to the six months ended March 31, 2004. Average interest-earning assets increased $5.8 million, from $81.3 million to $87.1 million, or 7.1%, resulting in a $369,000 increase in interest income, while a decrease of 43 basis points (0.43%) in the average rate earned on interest earning assets decreased interest income by $365,000 for the first six months of fiscal year 2004 as compared to the same period last year.

     Interest income on loans increased $149,000. An increase in the average balance of loans of $14.0 million, or 25.4%, from $55.2 million last year to $69.2 million this year resulted in an increase of $508,000 in interest income, while a decrease of 119 basis points in the average rate earned on loans decreased interest income by $359,000.

     Interest income on securities decreased by $140,000. The average rate earned on securities decreased by 3 basis points (0.03%) from 3.63% for the first six months of last year to 3.60% for the first six months of this year resulted in a decrease of $4,000 in interest income, while a decrease of $7.6 million in the average balance of securities from $23.9 million to $16.3 million, or 31.8%, over the same period decreased interest income $136,000.

     Interest income on other short-term investments decreased $5,000. The average balance of other short-term investments decreased by $0.6 million from $2.2 million to $1.6 million, or 27.3%, from fiscal 2003 to fiscal 2004 resulting in a decrease of $3,000 in interest income, while a decrease of 24 basis points (0.24%) in the average rate earned on other short-term investments from 1.09% to 0.85% reduced interest income by $2,000 over the same period.

     Interest Expense. Interest expense decreased $210,000 from the first half of 2003 to the first half of 2004. The increase in the average balance of interest-bearing liabilities by $6.6 million, or 9.9%, from $66.6 million last year to $73.2 million this year, resulted in an increase of $78,000 in interest expense, while a decrease in the average rate we paid on interest-bearing liabilities by 85 basis points (0.85%), from 3.06% in 2003 to 2.21% in 2004, decreased interest expense by $288,000.

     Interest expense on savings and club accounts decreased by $75,000 for the six-month period ending March 31 last year versus the six-month period ending March 31 this year. An increase of $2.9 million, or 17.4% in the average balance of savings and club accounts from $16.7 million in fiscal 2003 to $19.6 million in fiscal 2004 increased interest expense by $26,000, while a decrease in the average interest rate paid on these accounts of 97 basis points (0.97%) from 2.11% last year to 1.04% this year decreased interest expense $101,000.

     Interest expense on time deposits decreased $112,000 from the first half of 2003 to the first half of 2004. A decrease in the average balance of time deposits by $0.7 million, or 2.4%, from $29.1 million last year to $28.4 million this year resulted in an decrease of $11,000 in interest expense, while a decrease in the average rate we paid on time deposits by 71 basis points (0.71%), from 3.33% in 2003 to 2.62% in 2004 decreased interest expense by $101,000.

     Interest expense decreased $10,000 on NOW and money market accounts. The average rate we paid on NOW and money market accounts decreased by 42 basis points (0.42%) from 1.06% for the first six months of last year to 0.64% for the first six months of this year decreasing interest expense by $18,000, while an increase of $1.9 million from $7.5 million to $9.4 million in the average balance of these accounts increased interest expense $8,000.

     Interest expense decreased by $13,000 on borrowings from FHLB from fiscal 2003 to fiscal 2004. An increase of $2.5 million, or 18.8%, from $13.3 million at March 31, 2003 to $15.8 million at March 31, 2004 increased interest expense $55,000, while a decrease in the average interest rate on borrowings by 94 basis points (0.94%) from 4.82% in the first half of last fiscal year to 3.88% for the first half of this fiscal year decreased interest expense by $68,000.

     Net Interest Income. Overall, the net effect of the increase in interest income and decrease in interest expense was a $214,000 increase in net interest income. Our interest rate spread (the difference between the average rate we earn and the average rate we pay) increased by 42 basis points (0.42%) from 3.51% last year to 3.93% this year. Our net interest margin was 4.28% in the first half of fiscal 2004 and 4.06% in the first half of fiscal 2003.

     The ratio of average interest-earning assets to average interest-bearing liabilities decreased from 1.22 times in 2003 to 1.19 times in 2004.

     Provision for Loan Losses. For each of the six month periods ended March 31, 2004 and March 31, 2003, we provided $50,000 for loan losses. At March 31, 2004 and 2003 the ratio of our loan loss allowance to total loans was 0.94% and 1.17%, respectively. As disclosed in the comparative discussion of financial condition, our level of non accruing loans, loans 90 days past due and still accruing and restructured loans was $823,000, or 0.88% of total loans at March 31, 2004 compared to $824,000, or 1.08% of total loans on September 30, 2003. Management feels that these loans are adequately secured and do not require any adjustment to the allowance for loan losses.

     Non-interest Income. Our non-interest income was $37,000 higher this year for the first six months versus the same period in 2003. The increase was the result of increases of $21,000 in service charge income and $33,000 in other fees, including $28,000 in BOLI income, offset in part by a $17,000 decrease in gain on sale of securities.

     Non-interest Expense. Non-interest expense decreased by $8,000 for the first six months of fiscal 2004 compared to fiscal 2003. The decrease was due to decreases of $2,000 in directors' fees, $10,000 in building and occupancy expense, $26,000 in postage and supplies, $5,000 in professional fees, $9,000 in foreclosed assets and $7,000 in other expense, more than offsetting increases of $49,000 in salaries and employee benefits and $2,000 for data processing.

     Income tax expense. Our income tax expense increased $97,000, or 58.1%, from $167,000 last year to $264,000 this year. The increased expense was the result of higher income before income tax of $259,000, or 59.5%, from $435,000 for the first half of last year to $694,000 for the first half of this year.

Liquidity

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

     In general, we manage our liquidity by maintaining a sufficient level of short-term investments so funds are readily available for investment in loans when needed. During the six months ended March 31, 2004, we decreased our cash and cash equivalents by $1.3 million. We originated $14.8 million of new loans and purchased $0.6 million during the six months ended March 31, 2004. Loans, net, after payments, charge-offs and transfers to foreclosed real estate, increased by $7.1 million during the period.

     Deposits increased by $0.7 million during the six months ended March 31, 2004. In addition to factors within our control, such as our deposit pricing strategies and our marketing efforts, deposit flows are affected by the level of general market interest rates, the availability of alternate investment opportunities, general economic conditions, and other factors outside our control.

     We monitor our liquidity regularly. Excess liquidity is invested in overnight federal funds sold and other short-term investments. If we need additional funds, we can borrow those funds, although the cost of borrowing money is normally higher than the average cost of deposits. As a member of the FHLB, the Bank can arrange to borrow an additional $12.5 million against our one to four family mortgages. We have used borrowed funds to help us leverage capital we received from our stock sale, but have not needed borrowings to cover liquidity shortfalls. In addition to borrowings, we believe that, if we need to do so, we can attract additional deposits by increasing the rates we offer.

     We measure liquidity on a monthly basis and seek to maintain a liquidity ratio of between 5% and 15%. At March 31, 2004, the ratio was 12.7%.

Off Balance Sheet Arrangements

     We had $2.6 million in outstanding commitments to make loans at March 31, 2004, along with $2.4 million of unused home equity, commercial and overdraft lines of credit. We anticipate that we will have enough funds to meet our current loan commitments and to fund draws on the lines of credit through the normal turnover of our loan and securities portfolios. At March 31, 2004, we had $16.2 million of time certificates scheduled to mature within one year. We anticipate that we can retain substantially all of those deposits if we need to do so to fund loans and other investments as part of our efforts to grow and leverage our capital.

Capital Resources

     The OTS has minimum capital ratio requirements applying to the Bank, but there are no comparable minimum capital requirements that apply to us as a savings and loan holding company. At March 31, 2004, the Bank exceeded all regulatory capital requirements of the OTS applicable to it, with Tier I capital of $17.1 million, or 17.9% of adjusted total assets and with risk-based capital of $17.8 million, or 32.5% of risk-weighted assets. The Bank also had tangible capital of $17.1 million, or 17.9% of tangible assets. The Bank was classified as "well capitalized" at March 31, 2004 under OTS regulations.

Item 3.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. The term "disclosure controls and procedures" is defined in Rule 13a-14(c) of the Securities Exchange Act of 1934, or (the "Exchange Act"). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls an procedures as of March 31, 2004, and they have concluded that as of that date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

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

Item 4.  Submission of Matters to a Vote of Security Holders

At the annual meeting of stockholders held on February 9, 2004, the Company's stockholders (i) elected two directors, Richard E. Jones and Frank Langevin, each to serve for a three-year term to expire at the annual meeting of stockholders to be held in 2007 and (ii) ratified the appointment of Beard Miller Company LLP as the independent public accountants for the fiscal year ending September 30, 2004. The terms of office of directors Richard F. Bennett, Robert J. Leader, Timothy J. Monroe, Joseph C. Pistolesi and Larry Straw all continued after the annual meeting.

Of the 2,279,009 shares entitled to vote on proposition (i) at the meeting, a total of 2,209,422 shares (96.95%) voted as follows:

     (i) ELECTION OF DIRECTORS:

                                     For             %        Withheld        %
                                     ---           ----       --------      ----
        Richard E. Jones           2,180,451       98.7        28,971       1.3
        Frank Langevin             2,180,326       98.7        29,096       1.3

Of the 2,279,009 shares entitled to vote on proposition (ii) at the meeting, a total of 2,209,422 shares (96.95%) voted as follows:

     (ii) RATIFICATION OF INDEPENDENT PUBLIC ACCOUNTANTS:

               For           %       Against       %        Abstain         %
               ---         ----      -------     ----       -------       ----

            2,180,574      98.7      26,700       1.2         2,148        0.1

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

                                         Gouverneur Bancorp, Inc.

         Date: May 12, 2004              By: /s/ RICHARD F. BENNETT
                                             -----------------------------------
                                             Richard F. Bennett
                                             President and Chief Executive
                                             Officer
                                             (principal executive officer and
                                             officer duly authorized to sign on
                                             behalf of the registrant)

                                         By: /s/ ROBERT TWYMAN
                                             -----------------------------------
                                             Robert Twyman
                                             Vice President and Chief Financial
                                             Officer
                                             (principal financial officer duly
                                             authorized to sign on behalf of the
                                             registrant)