Form 10QSB
period 2004-06-30
GOUVERNEUR BANCORP INC
filed 2004-08-11
CIK 1063942

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______________ to ___________________

                        Commission file number 001-14910


                            GOUVERNEUR BANCORP, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


         United States                                           04-3429966
--------------------------------                             -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


                  42 Church Street, Gouverneur, New York 13642
                  --------------------------------------------
                    (Address of principal executive offices)


                    Issuer's telephone number (315) 287-2600
                                              --------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes [X] No [ ]

                                                                  Outstanding at
           Class                                                  June 30, 2004
----------------------------                                      --------------
Common Stock, par value $.01                                        2,283,109


Transitional Small Business Disclosure Format (check one):
                                 Yes [ ] No [X]

                            GOUVERNEUR BANCORP, INC.
                                   FORM 10-QSB
                                TABLE OF CONTENTS


PART 1 - FINANCIAL INFORMATION                                              Page
------------------------------                                              ----

Item 1.   Financial Statements - Unaudited

          Consolidated Statements of Financial Condition at June 30,
          2004 and at September 30, 2003                                      3

          Consolidated Statements of Income for the three and nine
          months ended June 30, 2004 and 2003                                 4

          Consolidated Statements of Shareholders' Equity for nine
          months ended June 30, 2004 and 2003                                 5

          Consolidated Statements of Cash Flows for the nine months
          ended June 30, 2004 and 2003                                        7

          Notes to Consolidated Financial Statements                          8

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          11

Item 3.   Controls and Procedures                                            20

PART II - OTHER INFORMATION
---------------------------

Item 1.   Legal Proceedings                                                  21

Item 6.   Exhibits and Reports on Form 8-K                                   21

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1.  Financial Statements

                         GOUVERNEUR BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                      (In thousands, except share data) (Unaudited)


                                                                   June 30,     September 30,
                                                                    2004          2003
                                                                 -----------    ------------

Assets:
Cash and due from banks                                          $     1,968    $     1,762
Interest-bearing deposits in bank                                        861          2,526
                                                                 -----------    -----------
            Total cash and cash equivalents                            2,829          4,288

Securities available-for-sale                                         13,534         17,473
Securities held-to-maturity (fair value of
  $338 at June 30, 2004 and $459 at
  September 30, 2003)                                                    336            456
Loans, net of deferred fees                                           75,138         65,393
Less: allowance for loan losses                                         (712)          (655)
                                                                 -----------    -----------
            Loans, net                                                74,426         64,738

Federal Home Loan Bank stock, at cost                                    900            610
Premises and equipment, net                                            1,412          1,484
Bank owned life insurance                                              3,559             --
Accrued interest receivable and other assets                           1,030            907
                                                                 -----------    -----------
            Total assets                                         $    98,026    $    89,956
                                                                 ===========    ===========

Liabilities:
Deposits: Non interest-bearing demand                            $     1,191    $       806
          NOW and money market                                         9,888          9,409
          Savings                                                     20,217         19,157
          Time                                                        29,227         29,051
                                                                 -----------    -----------
            Total deposits                                            60,523         58,423

Advances from the Federal Home Loan Bank                              18,000         12,200
Other liabilities                                                      1,650          1,776
                                                                 -----------    -----------
            Total liabilities                                         80,173         72,399
                                                                 -----------    -----------

Shareholders' Equity:
Preferred stock, $.01 par value, 1,000,000 shares
  authorized; none issued                                                 --             --
Common stock, $.01 par value, 9,000,000 shares
  authorized; 2,384,040 shares issued                                     24             24
Additional paid-in capital                                             4,624          4,577
Retained earnings                                                     13,738         13,365
Treasury Stock, at cost, 100,931 shares at June 30,
  2004 and 106,156 shares at September 30, 2003                         (511)          (537)
Accumulated other comprehensive income                                   284            487
Unearned common stock held by Management Recognition Plan                (64)           (85)
Unallocated common stock held by Employee Stock Ownership Plan          (242)          (274)
                                                                 -----------    -----------
            Total shareholders' equity                                17,853         17,557
                                                                 -----------    -----------
            Total liabilities and shareholders' equity           $    98,026    $    89,956
                                                                 ===========    ===========

See accompanying notes to consolidated financial statements.

                     GOUVERNEUR BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                (In thousands, except per share data) (Unaudited)

                                                 Three Months       Nine Months
                                                    Ended             Ended
                                                   June 30,          June 30,
                                               ---------------   ---------------
                                                2004     2003     2004     2003
                                               ------   ------   ------   ------

Interest income:
---------------
Loans                                          $1,203   $1,083   $3,571   $3,302
Securities                                        129      185      422      618
Other short-term investments                        4        7       11       19
                                               ------   ------   ------   ------
    Total interest income                       1,336    1,275    4,004    3,939

Interest expense:
----------------
Deposits                                          251      309      753    1,008
Borrowings - short term                            17       24       78       53
Borrowings - long term                            137      116      382      406
                                               ------   ------   ------   ------
    Total interest expense                        405      449    1,213    1,467
                                               ------   ------   ------   ------

    Net interest income                           931      826    2,791    2,472
Provision for loan losses                          35       25       85       75
                                               ------   ------   ------   ------
    Net interest income after
      provision for loan losses                   896      801    2,706    2,397

Non-interest income:
-------------------
Service charges                                    47       38      130      100
Realized gains on sales of securities              --       --       80       97
Earnings on bank owned life insurance              31       --       59       --
Other                                              26       29       86       84
                                               ------   ------   ------   ------
    Total non-interest income                     104       67      355      281

Non-interest expenses:
---------------------
Salaries and employee benefits                    320      300    1,041      972
Directors fees                                     26       27       72       75
Occupancy and equipment                            87       85      257      265
Data processing                                    34       31       99       94
Postage and supplies                               22       19       67       90
Professional fees                                  34       38      115      124
Foreclosed assets, net                              3       26       23       55
Other                                              90       84      309      310
                                               ------   ------   ------   ------
    Total non-interest expenses                   616      610    1,983    1,985

    Income before income tax expense              384      258    1,078      693
Income tax expense                                145       97      409      264
                                               ------   ------   ------   ------
    Net income                                 $  239   $  161   $  669   $  429
                                               ======   ======   ======   ======

Earnings per common share - basic              $ 0.11   $ 0.07   $ 0.30   $ 0.19
Earnings per common share - diluted            $ 0.11   $ 0.07   $ 0.30   $ 0.19

See accompanying notes to consolidated financial statements

                                               GOUVERNEUR BANCORP, INC. AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                   Nine months ended June 30, 2004
                                            (In thousands, except share data) (Unaudited)

                                                                    Accumulated    Unearned     Unallocated
                                            Additional                 other        common        common
                                  Common     paid-in   Retained    comprehensive  stock held    stock held     Treasury
                                   stock     capital   earnings       income        by MRP        by ESOP        stock      Total
                                 --------   ---------- ----------  -------------  ----------    -----------    ---------   --------

Balance at September 30, 2003    $     24    $  4,577   $ 13,365    $      487    $    (85)      $   (274)     $   (537)   $ 17,557

Comprehensive income:
  Net income                                                 669                                                                669
  Change in net unrealized
    gain on securities
    available for sale,
    net of taxes                                                          (203)
                                                                                                                               (203)
                                                                                                                           --------
Total comprehensive income                                                                                                      466
                                                                                                                           --------
Allocation of ESOP (6,258
  shares)                                          46                                                  32                        78

Amortization of MRP                                                                     21                                       21
Exercise of stock options
  (5,225 shares)                                    1                                                                26          27

Cash dividends declared
  ($0.13 per share)                                         (296)                                                              (296)

                                 --------    --------   --------    ----------    --------      ---------      --------    --------
Balance at June 30, 2004         $     24    $  4,624   $ 13,738    $      284    $    (64)     $    (242)     $   (511)   $ 17,853
                                 ========    ========   ========    ==========    ========      =========      ========    ========

                                               GOUVERNEUR BANCORP, INC AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                   Nine months ended June 30, 2003
                                            (In thousands, except share data) (Unaudited)

                                                                    Accumulated    Unearned     Unallocated
                                            Additional                 other        common        common
                                  Common     paid-in   Retained    comprehensive  stock held    stock held     Treasury
                                   stock     capital   earnings       income        by MRP        by ESOP        stock      Total
                                 --------   ---------- ----------  -------------  ----------    -----------    ---------   --------

Balance at September 30, 2002    $     24   $   4,570   $ 13,025    $      537    $    (73)     $   (312)      $   (543)   $ 17,228

Comprehensive income:
  Net income                                                 429                                                                429
  Change in net unrealized gain
    on securities available for
    sale, net of taxes                                                      18                                                   18
                                                                                                                           --------
    Total comprehensive income                                                                                                  447
                                                                                                                           --------
Allocation of ESOP
  (5,808 shares)                                   28                                                 28                         56

Purchase stock for MRP (6,600
  shares)                                         (33)                                 (32)                                     (65)
Amortization of MRP                                                                     15                                       15
Exercise of stock options (1,125
  shares)                                                                                                             6           6

Cash dividends declared
  ($0.13 per share)                                         (126)                                                              (126)
                                 --------    --------   --------    ---------     --------      --------       --------    --------
Balance at June 30, 2003         $     24    $  4,565   $ 13,328    $     555     $    (90)     $   (284)      $   (537)   $ 17,561
                                 ========    ========   ========    =========     ========      ========       ========    ========

See accompanying notes to consolidated financial statements

                            GOUVERNEUR BANCORP, INC. AND SUBSIDIARY
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (In thousands) (Unaudited)

                                                                                Nine Months Ended
                                                                                     June 30,
                                                                            --------------------------
                                                                               2004           2003
                                                                            -----------    -----------

Cash flows from operating activities:
  Net Income                                                                $       669    $       429

  Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for loan losses                                                      85             75
      Depreciation                                                                   92            111
      Net amortization of securities premiums and discounts                          52             87
      Net realized gains on sales of securities                                     (80)           (97)
      Earnings on bank owned life insurance                                         (59)            --
      Allocated and earned shares of ESOP and MRP                                    99             71
      (Increase) decrease in accrued interest receivable and other assets            72             (8)
      Increase in accrued interest payable and other liabilities                      9            457
                                                                            -----------    -----------
         Net cash provided by operating activities                                  939          1,125
                                                                            -----------    -----------

Cash flows from investing activities:
  Net increase in loans                                                          (9,301)        (4,588)
  Purchase of loans                                                                (609)          (947)
  Proceeds from sales of securities AFS                                           7,080            599
  Proceeds from maturities and principal reductions of securities AFS             4,452          3,782
  Purchases of securities AFS                                                    (7,903)        (4,755)
  Proceeds from maturities and principal reductions of securities HTM                62            793
  Additions to premises and equipment                                               (23)           (21)
  Proceeds from sale of premises and equipment                                        3            250
  (Purchase) redemption of Federal Home Loan Bank stock                            (290)           135
  Purchase of bank owned life insurance                                          (3,500)            --
                                                                            -----------    -----------
         Net cash used in investing activities                                  (10,029)        (4,752)
                                                                            -----------    -----------

Cash flows from financing activities:
  Net increase in deposits                                                        2,100          4,167
  Proceeds of FHLB advances                                                       7,500             --
  Repayment of FHLB advances                                                     (1,700)        (1,200)
  Purchase of common stock for Management Recognition Plan                           --            (65)
  Exercise of stock options                                                          27              6
  Cash dividends paid                                                              (296)          (126)
                                                                            -----------    -----------
         Net cash provided by financing activities                                7,631          2,782
                                                                            -----------    -----------

  Net decrease in cash and cash equivalents                                      (1,459)          (845)
  Cash and cash equivalents at beginning of period                                4,288          3,047
                                                                            -----------    -----------
Cash and cash equivalents at end of period                                  $     2,829    $     2,202
                                                                            ===========    ===========

Non-cash investing activities:
  Additions to foreclosed assets                                            $       137    $       234
Cash paid during the period for:
  Interest                                                                        1,215          1,477
  Income taxes                                                                      329            178

See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.   Basis of Presentation
     ---------------------

     The accompanying unaudited financial statements include the accounts of Gouverneur Bancorp, Inc. (the "Company") and Gouverneur Savings and Loan Association (the "Bank"), the wholly owned and only subsidiary of the Company, as of June 30, 2004 and September 30, 2003 and for the three and nine month periods ended June 30, 2004 and 2003. All material intercompany accounts and transactions have been eliminated in this consolidation. These statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles in the United States of America.

     In the opinion of management, all adjustments, consisting of only normal recurring adjustments or accruals, which are necessary for a fair presentation of the consolidated financial statements have been made at and for the three month and the nine month periods ended June 30, 2004 and 2003. The results of operations for the three month and nine month periods ended June 30, 2004 are not necessarily indicative of the results which may be expected for an entire fiscal year or other interim periods.

     The data in the consolidated statements of condition for September 30, 2003 was derived from the Company's annual report on Form 10-KSB. That data, along with the interim financial information presented in the consolidated statements of financial condition, income, shareholders' equity and cash flows should be read in conjunction with the 2003 consolidated financial statements, including the notes thereto included in the Company's 2003 Annual Report on Form 10-KSB.

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

     Basic and diluted earnings per share for the three-month and nine month periods ending June 30, 2004 and 2003 were computed as follows: (In thousands, except per share data)

                                                           Three Months       Nine Months
                                                          Ended June 30,    Ended June 30,
                                                          ---------------   ---------------
                                                           2004     2003     2004     2003
                                                          ------   ------   ------   ------

Basic earnings per share:
  Net income                                              $  239   $  161   $  669   $  429
  Weighted average common shares outstanding               2,217    2,206    2,212    2,204
  Basic earnings per share                                $ 0.11   $ 0.07   $ 0.30   $ 0.19

                                                           Three Months       Nine Months
                                                          Ended June 30,    Ended June 30,
                                                          ---------------   ---------------
                                                           2004     2003     2004     2003
                                                          ------   ------   ------   ------

Diluted earnings per share:
Net income                                                $  239   $  161   $  669   $  429
Weighted average common shares outstanding                 2,217    2,206    2,212    2,204
Additional potentially dilutive securities from common
  stock options (equivalent in common stock)                  32       31       32       30
                                                          ------   ------   ------   ------
Diluted weighted average common shares outstanding         2,249    2,237    2,244    2,234
                                                          ======   ======   ======   ======
Diluted earnings per share                                $ 0.11   $ 0.07   $ 0.30   $ 0.19

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

     A summary of the unrealized gains (losses) and reclassification adjustments of securities available for sale and the related tax effects for the three and nine month periods ended June 30, 2004 and 2003 is as follows (in thousands):

                                                           Three Months       Nine Months
                                                          Ended June 30,    Ended June 30,
                                                          ---------------   ---------------
                                                           2004     2003     2004     2003
                                                          ------   ------   ------   ------

Unrealized holding gains (losses) arising
  during the period                                       $ (382)  $   59   $ (258)  $  126

Reclassification adjustment for gains realized in
  net income during period                                    --       --      (80)     (97)
                                                          ------   ------   ------   ------
                                                            (382)      59     (338)      29
Tax effect                                                   153      (24)     135      (11)
                                                          ------   ------   ------   ------
Other comprehensive income (loss), net of tax             $ (229)  $   35   $ (203)  $   18
                                                          ======   ======   ======   ======

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

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation (in thousands, except per share data):

                                                           Three Months       Nine Months
                                                          Ended June 30,    Ended June 30,
                                                          ---------------   ---------------
                                                           2004     2003     2004     2003
                                                          ------   ------   ------   ------

Net income, as reported                                   $  239   $  161   $  669   $  429

Total stock-based compensation expense determined
  under fair value method for all awards, net of taxes       (18)     (12)     (30)     (26)
Amounts included in determination of net income,
  net of taxes                                                 4        2       12        8
                                                          ------   ------   ------   ------
Pro forma net income                                      $  225   $  151   $  651   $  411
                                                          ======   ======   ======   ======

Earnings per share:
  Basic - as reported                                     $ 0.11   $ 0.07   $ 0.30   $ 0.19
  Basic - pro forma                                         0.10     0.07     0.29     0.19
  Diluted - as reported                                   $ 0.11   $ 0.07   $ 0.30   $ 0.19
  Diluted - pro forma                                       0.10     0.07     0.29     0.18

5.   Commitments and Contingencies
     -----------------------------

     Outstanding letters of credit written are conditional commitments issued by the Company to guarantee the performance by a customer to a third party. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments. The Company had no standby letters of credit as of June 30, 2004.

     The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Company requires collateral and personal guarantees supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral in the event of a default, and the enforcement of personal guarantees would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees.

6.   Dividend Restrictions
     ---------------------

     Cambray Mutual Holding Company ("Cambray MHC"), the Company's parent mutual holding company, held 1,311,222 shares, or 57.4%, of the Company's issued and outstanding common stock, and shareholders other than Cambray MHC held 971,887 shares or 42.6% of such stock at June 30, 2004. Cambray MHC has not filed a notice with the Office of Thrift Supervision ("OTS") to waive its right to receive cash dividends during the 2004 calendar year and did receive its portion of a cash dividend paid on March 31, 2004 to all shareholders.

     Cambray MHC waived receipt of several past dividends, paid by the Company. The dividends waived are considered as a restriction on the retained earnings of the Company. As of June 30, 2004 and September 30, 2003, the aggregate retained earnings restricted for cash dividends waived was $747,000.

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

General

         The Company conducts no income generating activities other than holding the stock of the Bank and a loan to the ESOP used to purchase shares of Company common stock for the participants. Consequently, the net income of the Company is derived primarily from its investment in the Bank. The Bank's net income depends, to a large extent, on its net interest income, which is the difference between interest earned on its interest earning assets, such as loans and investments, and the cost of funds, consisting of interest paid on interest bearing liabilities, such as deposits and borrowings. The Bank's net income is also affected by the provision for loan losses, as well as by the amount of other income, including income from fees and service charges, net gains and losses on sales of investments and operating expenses such as salaries and employee benefits costs, net expenses on foreclosed real estate and various categories of operational expenses. External factors, such as general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities, can have a substantial effect on profitability.

         The Bank has been and continues to be a community oriented financial institution offering a variety of financial services. The Bank attracts deposits from the general public and uses those deposits together with funds borrowed from the Federal Home Loan Bank of New York ("FHLB"), to make loans and other investments. Most of the loans are one to four family residential mortgages made to residents in the Bank's primary market area, southern St. Lawrence and northern Jefferson and Lewis counties in New York State. The Bank's deposit accounts are insured by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC"), and the Bank is subject to regulation by the FDIC and the OTS.

Recent Developments

         The Bank has made purchase offers on two separate parcels of land adjacent to its headquarters at 42 Church Street in the Town and Village of Gouverneur. Both offers have been accepted and we expect the transactions to close by December 31, 2004. We intend to raze the structures on those properties and build either an addition to the Bank building or a separate building joined by a corridor. This will provide additional office space to merge the administrative offices into the new structure and allow for future growth, as well as expand and improve our drive up facilities. We are currently working with an architectural firm on concept drawings. Once a design is selected, building plans will be developed so we can begin construction in the spring of 2005.

Comparison of Financial Condition at June 30, 2004 and September 30, 2003.

         During the nine months from September 30, 2003 through June 30, 2004, total assets increased $8.0 million, or 8.89%, from $90.0 million to $98.0 million. Net loans increased by $9.7 million, or 14.99%, from $64.7 million to $74.4 million during the same period. The increase in loans resulted from increases of $8.8 million in residential real estate loans, of which $7.5 million are variable rate loans, $0.7 million in commercial real estate loans and $0.5 million in other commercial loans, combined with a decrease of $0.3 million in other consumer loans, mainly automobile loans. Special low and no rate financing arrangements offered by automobile manufacturers continue to decrease demand for the Bank's automobile loans. The growth in other commercial loans was from the purchase of two United States Department of Agriculture ("USDA") guaranteed loans totaling $0.6 million during this fiscal year. The aggregate amount of USDA and SBA guaranteed loans totals $3.0 million.

         Cash and cash equivalents decreased $1.5 million and investments in securities decreased $4.1 million. Those balances, combined with additional FHLB borrowings of $5.8 million, provided the funds for the additional growth in loans and the purchase of $3.5 million in bank owned life insurance ("BOLI") and the purchase of $0.3 million in FHLB stock required for the additional borrowing. The securities portfolio was decreased by the sale of shares of a mutual fund investment and repayments of principal from mortgage-backed securities. The BOLI replaces current life insurance coverage and provides additional coverage for certain employees, provides supplemental retirement benefits for certain employees and provides a retirement plan for directors.

         Our borrowed funds from the FHLB, consisting of advances and securities repurchase obligations, were $18.0 million on June 30, 2004 versus $12.2 million on September 30, 2003. The increase of $5.8 million in borrowings is consistent with management's strategy to fund loans when our deposit base is not sufficient alone. Deposits increased $2.1 million, or 3.60%, from $58.4 million to $60.5 million during the past nine months. Balances for deposit categories increased $0.4 million, $0.5 million, $1.0 million and $0.2 million in non-interest checking, savings, NOW and money market accounts and time deposits respectively. Growth in these accounts may be temporary as customers anticipate increased rates on time deposits or until more confidence is restored in the stock market.

         Shareholders' equity rose by $296,000 during the first nine months of this fiscal year. Shareholders' equity grew as a result of the combination of net income of $669,000, a net increase of $99,000 as a net result of the amortization of ESOP shares and allocation of MRP shares and the issuance of $27,000 in treasury stock. Treasury stock was used to supply the 5,225 shares needed when two directors and one officer exercised some of their vested options. Shareholders' equity was reduced by the payment of a cash dividend of $296,000 to our shareholders and a decrease of $203,000 in other comprehensive income as the fair value of "available for sale" securities decreased.

         At June 30, 2004, non-performing assets were 0.86% of total assets, down from 0.92% at September 30, 2003. Non-performing loans decreased from 1.08% of total loans to 0.93% over the same period. A summary of the Company's non-performing assets and related ratios follows (dollars in thousands):

                                             June 30,  September 30,
            Non-performing assets              2004          2003
            ---------------------            --------  -------------

             Non-accrual loans
             -----------------
             Residential mortgages
               and home equity loans          $    205    $    198
             Commercial mortgages                   --          83
             Consumer other                          3          85
             Commercial other                       46         112
                                              --------    --------
                                                   254         478

             Restructured commercial other         437         225
                                              --------    --------
                 Total non-performing loans        691         703

             Foreclosed real estate                130          92
             Other repossessed assets               23          29
                                              --------    --------
               Total non-performing assets    $    844    $    824
                                              ========    ========

             Non-performing loans to
               total loans                        0.93%       1.08%

             Non-performing assets to
               total assets                       0.86%       0.92%


The Company had no loans more than 90 days delinquent and accruing at June 30, 2004 or September 30, 2003.

         One of the four residential mortgages totaling $205,000 in non-accrual loans, is in foreclosure. Loans for two borrowers, including one borrower in bankruptcy proceedings, are included in the restructured commercial other category.

         Management believes that these non-performing loans are adequately secured by collateral. Further, management is not aware of any factors common to these loans, which caused their non-performance or any developments that suggest an upward trend in delinquencies. Accordingly, while we will continue to monitor asset quality, management has determined that a $57,000 increase in the loan loss allowance is appropriate for the increase in the size of the loan portfolio for the nine months ended June 30, 2004. Since our growth is in residential mortgages, which have a lower degree of risk than consumer and commercial loans, and since the level of the Bank's commercial loans, not including purchased USDA guaranteed loans, and consumer loans has decreased, we believe that the increase in the allowance is justified.

Comparison of Results of Operations for the Three Months Ended June 30, 2004 and 2003.

         General. Our net income for the three months ended June 30, 2004 was $239,000, an increase of $78,000, or 48.4%, from last year's net income of $161,000 for the same period. The increase in net income was the result of the combination of the following factors:

         1. net interest income increased by $105,000 as interest income increased $61,000, mainly due to the growth in loans, and interest expense decreased $44,000,

         2. non-interest income grew by $37,000 over last year's period, as BOLI income added $31,000,

         3. the provision for loan losses increased by $10,000 for the third quarter of this fiscal year versus last fiscal year,

         4. non-interest expense increased $6,000 in the three month period this year compared to last year's period and

         5. income taxes increased $48,000 due to the higher level of pre-tax income.

         Basic and diluted earnings per share were $0.11 for this year's quarter versus $0.07 for both measures in last year's quarter.

         Interest Income. Interest income increased $61,000, or 4.78%, from $1,275,000 for the three months ended June 30, 2003 to $1,336,000 for the three months ended June 30, 2004. A decrease of 17 basis points (0.17%) in the average interest rate earned on our interest-earning assets resulted in a decrease of $133,000 in interest income, while a $6.4 million increase in the average balance of interest-earning assets resulted in an increase of $194,000 in interest income.

         Interest income on loans increased by $120,000, or 11.08%. A decrease in loan yields by 17 basis points, or 0.17%, from 6.17% in last year's quarter to 6.00% in this year's quarter decreased interest income by $154,000 while an increase of $15.8 million in the average balance of loans from $56.9 million to $72.7 million resulted in an increase of $274,000 in interest income.

         Interest income on securities and other short-term investments decreased by $59,000, or 30.73% for the quarter ended June 30, 2004 versus the quarter ended June 30, 2003. An increase in the yields on our securities portfolio of 44 basis points, or 0.44% from 3.21% in last year's quarter to 3.65% in this year's quarter resulted in an increase of $23,000 increase in interest income while a decrease of $8.9 million in the average balance of securities over the same period reduced interest income by $79,000. A 32 basis point, or 0.32% decrease in the average interest rate earned on other short-term investments decreased interest income by $2,000, while a decrease of $0.5 million in the average balance of other short-term investments decreased interest income by $1,000.

         Interest Expense. Interest expense decreased $44,000, or 9.8%, in the third quarter of fiscal 2004 versus fiscal 2003. A decrease of 54 basis points (0.54%) in the average rate we paid on interest-bearing liabilities from 2.65% last year to 2.11% this year resulted in a decrease of $107,000 in interest expense, while an increase of $9.0 million from $68.0 million to $77.0 million in the average balance of interest-bearing liabilities resulted in a $63,000 increase in interest expense.

         Interest expense decreased on savings and club accounts, NOW and money accounts and time deposits by $23,000, $2,000 and $33,000, respectively. This was partially offset by an increase in the cost of borrowed funds of $14,000. The decrease in interest expense resulted as follows:

         1. the average rate we paid on savings and club accounts decreased by 60 basis points, or 0.60%, resulting in a $30,000 decrease in interest expense, while an increase of $1.9 million in the average balance of savings and club accounts resulted in an increase of $7,000 in interest expense.

         2. the average rate we paid on NOW and money market accounts decreased by 20 basis points, or 0.20%, resulting in a $5,000 decrease in interest expense, while an increase of $1.4 million in the average balance of NOW and money market accounts resulted in a $3,000 increase in interest expense.

         3. a decrease of 50 basis points, or 0.50%, in the average rate we paid on time deposits decreased interest expense by $36,000, while an increase in the average balance of time deposits of $0.4 million resulted in an increase of $3,000 in interest expense.

         4. the cost of our FHLB borrowed funds decreased by 103 basis points, or 1.03%, resulting in a decrease of $36,000 in interest expense, while an increase in the average balance of our FHLB borrowed funds of $5.2 million resulted in an increase of $50,000 in interest expense.

         Net Interest Income. Our net interest income increased by $105,000 for the three month period ending June 30, 2004 as compared to the three month period ending June 30, 2003, as interest income increased by $61,000 and interest expense decreased by $44,000, as described above.

         Our interest rate spread (the difference between the average rate we earn and the average rate we pay) increased by 37 basis points, or 0.37%, from 3.52% in last year's quarter to 3.89% in this year's quarter. Also, net interest margin increased by 18 basis points to 4.18% in the third fiscal quarter of 2004, up from 4.00% for the fiscal third quarter of 2003.

         Average capital represented 20.0% of average interest-earning assets for the quarter ended June 30, 2004, while it represented 21.1% of average interest-earning assets for the same quarter last year. The decrease in the capital ratio, which reflects an increase in leverage, reflects that our growth in interest-earning assets from the last fiscal year has been greater than our equity growth for the same period. Our ratio of average interest-earning assets to average interest-bearing liabilities decreased from 1.22 times in 2003 to
1.16 times in 2004.

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

         For the three months ended June 30, 2004, we provided $35,000 for loan losses, compared to $25,000 in the same quarter last year. At June 30, 2004, the ratio of our loan loss allowance to total loans was 0.96% as compared to 1.12% on June 30, 2003. On March 31, 2004, the allowance was $679,000, or 0.94% of total loans, and we determined at the end of the third quarter that the appropriate level for the allowance was $712,000. We had charge-offs during the quarter of $23,000 and recoveries of $21,000, so a $35,000 provision was necessary to reach the desired level for the allowance.

         Our level of non-accruing loans, loans 90 days and still accruing and restructured loans was $691,000, or 0.93% of total loans at June 30, 2004 compared to $630,000, or 0.88% of total loans at March 31, 2004. While management feels that these loans are adequately secured, an increase in the allowance for loan losses was deemed appropriate at June 30, 2004. The increase of the ratio of the loan loss allowance to total loans from 0.94% at March 31, 2004 to 0.96% at June 30, 2004 is justified by the increase in restructured commercial other loans by $212,000.

         Non-interest Income. Our non-interest income was $37,000 higher in the 2004 quarter versus the 2003 quarter. The addition of bank owned life insurance accounted for most of the increase, adding $31,000, while service charges and other income increased by $6,000 in the third quarter of this year as compared to last year's quarter.

         Non-interest Expenses. Our non-interest expenses increased by $6,000 from the 2003 fiscal quarter to this year's quarter. This increase was primarily due to increased costs of $20,000 for salaries and employee benefits, $2,000 in building, occupancy and equipment, $3,000 for postage and supplies expense and $6,000 in other operating expense. Decreases were provided by director fees, professional fees and the cost of foreclosed assets in the amount of $1,000, $4,000 and $23,000, respectively, in the third quarter of this fiscal year as compared to last fiscal year's third quarter. The increase in salaries and employee benefits expense resulted from performance increases to our employees. At June 30, 2004 we had thirty-one full-time and three part-time employees compared to June 30, 2003 when we had twenty-nine full-time and two part-time employees. Staffing increases have been required due to the increased volume of work reflected in the growth of loans and deposits.

         Income tax expense. Our income tax expense increased by $48,000, or 49.4%, comparing the third quarter of fiscal 2004 to the same quarter of fiscal 2003. The increased expense was the result of higher income before income tax of $126,000, or 48.8%, from last year's $258,000 to this year's $384,000.

Comparison of Results of Operations for the Nine Months Ended June 30, 2004 and 2003.

         General. Our net income for the nine months ended June 30, 2004 was $669,000, an increase of $240,000 from last year's $429,000, or 55.9%. The following operating results combined to produce the increase:

         1. net interest income increased by $319,000 as interest income increased and interest expense decreased,

         2.  non-interest income improved by $74,000,

         3.  non-interest expenses decreased $2,000 and

         4. income taxes increased by $145,000 as a result of the increase in pre-tax income.

         Basic earnings per common share and diluted earnings per common share were each $0.30 for the first nine months of this fiscal year and $0.19 for the first nine months of last fiscal year.

         Interest Income. Interest income increased by $65,000, or 1.65%, from $3,939,000 for the nine months ended June 30, 2003 to $4,004,000 for the nine months ended June 30, 2004. As interest rates remained at historic lows, our portfolios continue to re-price lower, reducing both interest income and interest expense. Average interest-earning assets increased $6.0 million from $81.8 million for the first nine months of fiscal year 2003 to $87.8 million for the same period this year. The increase was composed of a $14.5 million increase in the average balance of loans from $55.8 million in fiscal 2003 to $70.3 million in fiscal 2004, partially offset by decreases in securities and other investments of $8.5 million from $26.0 million last year to $17.5 million this year.

         The average interest rate we earned on our loans and investments was 35 basis points (0.35%) lower in the first nine months this year than last year as the rate fell from 6.44% last year to 6.09% this year. The average rate earned on loans fell 112 basis points (1.12%) from 7.91% last year to 6.79% this year, while the average rate earned on securities increased by 12 basis points, or 0.12% from 3.50% last year to 3.62% this year, and the average rate on other short-term investments, primarily FHLB deposits, decreased by 28 basis points (0.28%) from 1.06% to 0.78%.

         The decrease in the average interest rate earned on loans resulted in a decrease of $309,000 in interest income, while the increase in average loan balance increased interest income by $578,000, resulting in a $269,000 increase in interest income for the loan portfolio.

         For securities and other short-term investments, an increase in interest rates earned resulted in an increase in interest income of $4,000, while a decrease in the average balances decreased interest income by $208,000 resulting in a net decrease of $204,000 in interest income.

         Overall, the decrease in the average interest rates reduced interest income by $305,000, while the increase in the volume of interest-earning assets yielded a $370,000 increase in interest income, for a net increase of $65,000 in interest income.

         Interest Expense. Interest expense decreased by $254,000 from $1,467,000 for the first nine months of 2003 to $1,213,000 for the first nine months of 2004 as a result of decreases in interest rates paid on interest-bearing liabilities. A $338,000 decrease in interest expense was due to a decrease of 74 basis points (0.74%) in the average rate we paid on interest-bearing liabilities from 2.92% in 2003 to 2.18% in 2004. Additional interest costs of $84,000 resulted from an increase in the average balance of interest-bearing liabilities by $7.3 million, from $67.1 million at June 30, 2003 to $74.4 million at June 30, 2004.

         Interest expense decreased on savings and club accounts, NOW and money market accounts and time deposits by $98,000, $12,000 and $145,000, respectively, for the nine months ending June 30, 2004 versus the nine months ending June 30, 2003. These decreases were comprised of the following components:

         1. the average rate we paid on savings and club accounts decreased by 91 basis points (0.91%) from 1.94% to 1.03%, resulting in a decrease of $112,000 in interest expense, while an increase of $2.5 million in the average balance of these accounts, from $17.4 million to $19.9 million, increased interest expense by $14,000,

         2. the average rate we paid on NOW and money market accounts decreased by 34 basis points (0.34%) from 0.98% to 0.64%, resulting in a decrease of $18,000 in interest expense, while an increase of $1.7 million, from $7.9 million to $9.6 million in the average balance of these accounts increased interest expense by $6,000, and

         3. the average interest rate on time deposits decreased 64 basis points (0.64%) from 3.23% to 2.59%, resulting in a $137,000 decrease in interest expense, while a $0.4 million decrease in the average balance of time deposits, from $28.9 million to $28.5 million, decreased interest expense by $8,000.

         A decrease of 99 basis points (0.99%), from 4.74% to 3.75% on the average rate we paid on borrowed funds from FHLB decreased interest expense by $71,000, while an increase of $3.4 million in the average amount of those borrowings, from $13.0 million to $16.4 million, increased interest expense by $72,000 and resulted in a net increase of $1,000.

         Net Interest Income. The net effect of the increase in interest income and decrease in interest expense was a $319,000 increase in net interest income from the first nine months of the 2003 fiscal year to the first nine months of the 2004 fiscal year. Our interest rate spread (the difference between the average rate we earn and the average rate we pay) increased by 39 basis points (0.39%) from 3.52% last year to 3.91% this year. Net interest margin increased by 21 basis points to 4.25%, in the first nine months of fiscal 2004, up from 4.04% for the first nine months of fiscal 2003.

         Average capital represented 20.2% of average interest-earning assets for the nine months ended June 30, 2004, while it represented 21.2% of average interest-earning assets for the same period in 2003. Our ratio of average interest-earning assets to average interest-bearing liabilities decreased from
1.22 times in 2003 to 1.18 times in 2004.

         Provision for Loan Losses. We provided $85,000 for loan losses for the first nine months this fiscal year as compared to $75,000 for the first nine months of the past fiscal year. At June 30, 2004 and 2003 the ratio of our loan loss allowance to total loans was 0.96% and 1.12%, respectively. As disclosed in the comparison of financial condition section, our level of non-accruing loans, loans 90 days and still accruing and restructured loans was $691,000, or 0.93% of total loans at June 30, 2004 compared to $703,000, or 1.08% of total loans at September 30, 2003. Management feels that these loans are adequately secured and do not require any adjustment to the allowance for loan losses.

         For the year, we had charge-offs of $60,000 and recoveries of $28,000. The allowance for loan losses totals $712,000, or 0.96% of total loans, at June 30, 2004.

         Non-interest Income. Our non-interest income was $74,000 higher for the first nine months of this year versus the same period last year. The increase was the result of the addition of bank owned life insurance income of $59,000, a $30,000 increase in service charge income and a net increase of $2,000 in other operating income categories, offset in part by a decrease of $17,000 in gains on sales of securities.

         Non-interest Expense. Non-interest expenses decreased by $2,000 for the first nine months of fiscal 2004 compared to fiscal 2003. The decrease resulted from increases of $69,000 in salaries & benefits and $5,000 in data processing costs being more than offset by the reductions in foreclosed assets expense of $32,000, postage and supplies of $23,000, professional fees of $9,000, building, occupancy and equipment cost of $8,000 and $4,000 in all other categories.

         Income tax expense. Our income tax expense year-to-date increased by $145,000, or 54.9%, from $264,000 last year to $409,000 this year. The increased expense was the result of higher income before income tax of $385,000, or 55.6%, from $693,000 for the first nine months last fiscal year to $1,078,000 for the first nine months of this fiscal year. Our effective tax rate was 37.9% for the nine months ended June 30, 2004 compared to 37.8% for the same period in 2003.

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

         In general, we manage our liquidity by maintaining a sufficient level of short-term investments so funds are readily available for investment in loans when needed. During the nine months ended June 30, 2004, we decreased our cash and cash equivalents by $1,459,000. We have originated $22.0 million of new loans and purchased $0.6 million during the nine months ended June 30, 2004. However, loans, net, after payments, charge-offs and transfers to foreclosed real estate, increased by $9.9 million over this period.

         Deposits increased by $2.1 million during the nine months ended June 30, 2004. In addition to factors within our control, such as our deposit pricing strategies and our marketing efforts, deposit flows are affected by the level of general market interest rates, the availability of alternate investment opportunities, general economic conditions, and other factors outside our control. We increased our borrowings by $5.8 million during this same period.

         We monitor our liquidity regularly. Excess liquidity is invested in overnight federal funds sold and other short-term investments. If we need additional funds, we can borrow those funds, although the cost of borrowing money is normally higher than the average cost of deposits. As a member of the Federal Home Loan Bank of New York, the Bank can arrange to borrow an additional $19.3 million against our one to four family first mortgage portfolio. We have used borrowed funds to help us leverage capital we received from our stock sale, but have not needed borrowings to cover liquidity shortfalls. In addition to borrowings, we believe that, if we need to do so, we can attract additional deposits by increasing the rates we offer.

         We measure liquidity on a monthly basis and want to maintain a liquidity ratio of between 5% and 15%. At June 30, 2004, the ratio was 8.15% as compared to 30.0% on June 30, 2003.

Off Balance Sheet Arrangements

         The Company's financial statements do not reflect off-balance sheet arrangements that are made in the normal course of business. These off-balance sheet arrangements consist of unfunded loans.

         We had $4.7 million in outstanding commitments to make loans at June 30, 2004, along with $2.7 million of unused home equity, commercial and overdraft lines of credit. We anticipate that we will have enough liquid funds to meet our current loan commitments, purchase commitments and to fund draws on the lines of credit through the normal turnover of our loan and securities portfolios. At June 30, 2004, we had $16.1 million of time certificates scheduled to mature within one year. We anticipate that we can retain substantially all of those deposits if we need to do so to fund loans and other investments as part of our efforts to grow and leverage our capital.

Capital Resources

         The OTS has minimum capital ratio requirements applying to the Bank, but there are no comparable minimum capital requirements that apply to the Company as a savings and loan holding company. At June 30, 2004, the Bank exceeded all regulatory capital requirements of the OTS applicable to it, with Tier I capital of $17.3 million, or 17.7% of average assets and with total risk-based capital of $18.0 million, or 32.1% of risk-weighted assets. The Bank also had tangible capital of $17.3 million, or 17.7% of average tangible assets. The Bank was classified as "well capitalized" at June 30, 2004 under OTS regulations.

Item 3.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. The term "disclosure controls and procedures" is defined in Rule 13a-14(c) of the Securities Exchange Act of 1934, or (the "Exchange Act"). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2004, and they have concluded as of that date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

(b) Changes in Internal Controls. There were no significant changes to our internal controls or in the other factors that could significantly affect our internal controls during the quarter ended June 30, 2004, including any corrective actions with regard to significant deficiencies and material weakness.


                           PART II - OTHER INFORMATION
                           ---------------------------

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

                                   SIGNATURES
                                   ----------

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Gouverneur Bancorp, Inc.


Date: August 11, 2004               By: /s/ RICHARD F. BENNETT
                                        ----------------------------
                                        Richard F. Bennett
                                        President and Chief Executive Officer
                                        (principal executive officer and officer
                                        duly authorized to sign on behalf of the
                                        registrant)



                                    By: /s/ ROBERT J. TWYMAN
                                        ----------------------------------------
                                        Robert J. Twyman
                                        Vice President and Chief Financial
                                        Officer (principal financial officer
                                        duly authorized to sign on behalf of the
                                        registrant)