Form 10KSB
period 2004-09-30
GOUVERNEUR BANCORP INC
filed 2004-12-23
CIK 1063942

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2004

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the final closing price of such stock on December 15, 2004, was approximately $11,329,000. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

As of December 15, 2004, there were 2,284,234 issued and outstanding shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part II of Form 10-KSB-Annual Report to Stockholders for the fiscal year ended September 30, 2004.
Part III of Form 10-KSB-Portions of Proxy Statement for 2005 Annual Meeting of Stockholders.

Transitional Small Business Disclosure Format. YES [ ]. NO [X].


                                     PART I

Item 1. Description of Business

General

     Gouverneur Bancorp, Inc. ("We" or the "Company") is a corporation organized under the laws of the United States. The Company's assets consist primarily of all the outstanding capital stock of its wholly owned subsidiary, Gouverneur Savings and Loan Association (the "Bank") and its principal business is the ownership of the Bank. At September 30, 2004, Cambray Mutual Holding Company ("Cambray MHC"), the Company's parent mutual holding company, held 1,311,222 shares or 57.4% of the Company's issued and outstanding common stock, and shareholders other than Cambray MHC held 971,887 shares, or 42.6% of the issued and outstanding common stock. The Company is a savings and loan holding company registered with the Office of Thrift Supervision ("OTS") and subject to regulation under federal banking laws and regulation. In this document, references to the Company include the Bank, unless the context denotes otherwise. The terms "Registrant", "we", "our" or similar terms refer to Gouverneur Bancorp, Inc.

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

     The Company's revenues come principally from interest on loans and securities. The Company's primary sources of funds are deposits, borrowings from the Federal Home Loan Bank of New York ("FHLB") and proceeds from principal and interest payments on loans and investment securities. At September 30, 2004, the Company had $104.2 million in assets, $61.6 million in deposits and $18.0 million in total equity, as compared with last year's balances of $90.0 million, $58.4 million and $17.6 million respectively. Net loans increased by $15.5 million, or 24.0%, from $64.7 million on September 30, 2003 to $80.2 million on September 30, 2004.

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

     The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. We want you to know that a variety of future events could cause our actual results and experience to differ materially from what we anticipate when we make our forward-looking statements. Some of the risks and uncertainties that may affect our operations, performance, development and results, the interest rate sensitivity of our assets and liabilities, and the adequacy of our allowance for loan losses, include, without limitation: (i) local, regional, national or global economic conditions which could cause an increase in loan delinquencies, a decrease in property values, or a change in the housing turnover rate; (ii) changes in the market interest rates or changes in the speed at which market interest rates change; (iii) changes in laws and regulations affecting us; (iv) changes in competition; and (v) changes in consumer preferences.

     Please do not rely unduly on any forward-looking statements, which are valid only as of the date made. Many factors, including those described above, could affect our financial performance and could cause our actual results or circumstances for future periods to differ materially from what we anticipate or project. We have no obligation to update any forward-looking statements to reflect future events, which occur after the statements, are made.

Market Area

     The Bank, a community oriented savings and loan association, which was chartered in 1892, has been headquartered in the Town and Village of Gouverneur since its formation. Its deposits are insured up to the applicable limits by the Federal Deposit Insurance Corporation ("FDIC"). Through the Bank's two full service branch offices and one lending office, the Company services a primary market area consisting of southern St. Lawrence county and northern Jefferson and Lewis Counties in New York State. Based on the 2000 Census, the Company estimates that the population in this market area is approximately 100,000. The Company's market area is predominately rural with many small towns. The population of the service area works in diverse industries, including manufacturing, agriculture, retail trades, construction, mining, health care, education and government service. The largest private employers in the market area are a mining company and a paper mill. Another mining operation has been closed for about three years, and was purchased out of bankruptcy by a Canadian company last year. However, mining operations have not started at this time and it is not known when or if production will resume or to what extent it will affect the local economy. Market forces in the zinc industry continue to be a factor. A second paper mill within our service area, which was expected to open this year, has not. The local economy has further deteriorated as another local paper mill owned by the same company has stopped production.

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

     Economic and demographic conditions in the Company's market area may make implementation of the Company's operating strategy more difficult. Per capita income and median home values in our market area are below New York State and national levels. Unemployment in each of the three counties in the Company's market area is higher than statewide and national unemployment rates. A major, ongoing expansion of the Fort Drum facility may improve local economy conditions. However, since Fort Drum is on the edge of our market area, the expansion may not benefit the Company. Furthermore, the local population is showing little or no growth, as the 2000 Census showed less than a 1.0% increase in the area since 1990, versus the statewide increase of 5.5%. These conditions are believed to extend to communities adjoining the Company's market area as well. In August 2002, we closed the existing leased lending office in Alexandria Bay and moved that operation to our newly constructed full service branch office in that community. At the same time, to enhance our presence along the St. Lawrence River, we opened a new lending office in Clayton, New York, approximately ten miles west of Alexandria Bay.


Competition

     The Company's principal competitors for deposits are other savings and loan associations, savings banks, commercial banks and credit unions in the Company's market area, as well as money market mutual funds, insurance companies and securities and brokerage firms, many of which are substantially larger in size than the Company. The Company's competition for loans comes principally from savings banks, savings and loan associations, commercial banks, mortgage bankers, finance companies and other intuitional lenders. Direct or indirect competition for loans from nationally recognized secondary market lenders has increased in recent years, having the effect of both reducing the Company's market share and driving down the interest rates it can earn on residential mortgages. The Company's principal methods of competition include loan and deposit pricing, flexible underwriting which permits variation from secondary market underwriting requirements when believed appropriate, maintaining close ties with its local community, advertising and marketing programs and providing personalized services.

     The Company faces competition from other financial institutions having much greater financial and marketing resources. However, the Company believes it benefits from its community bank orientation, as well as its relatively high core deposit base. Recent acquisitions of other banks in northern New York by larger institutions may have also given the Company a competitive edge among those local residents who prefer doing business with a local financial institution.

Lending Activities

     Loan Portfolio Composition. The Company's loans consist primarily of mortgage loans secured by one-to-four family residences. At September 30, 2004, the Company had total loans of $80.2 million, of which $63.6 million, or 79.3%, were one-to-four family residential mortgage loans, an increase of $14.9 million, or 30.6%, from $48.7 million at September 30, 2003. The increase was primarily due to the continued growth of our full service office in Alexandria Bay and our lending office in Clayton. Both of these communities border the St. Lawrence River and include up-scale vacation home properties with river frontage, in addition to traditional residential properties. We have been originating mortgages on vacation home properties to buyers who often live and work outside of our geographic area. That helps to diversify the risk on our portfolio, since those loans are not directly tied to the local economy. It also allows us to book larger mortgages since these properties are generally valued much higher than non-river residences in the region. In Clayton, our residential mortgage loan portfolio grew $5.6 million from $3.0 million to $8.6 million, while in Alexandria Bay we increased residential mortgage loans $7.3 million from $17.8 to $25.1 million from September 30, 2003 to September 30, 2004. The Bank's main office in Gouverneur increased residential mortgage loans by $2.0 million from $28.1 million to $30.1 million over the same period. Real estate loans increased as a percentage of total loans by 3.8% from 80.6% last year to 84.4% this year.

     Automobile manufacturers continue to offer low-rate financing programs that reduce new car loan opportunities for the Bank causing that portfolio to shrink. The Company's portfolio of other consumer loans, for the most part auto loans, decreased by $0.3 million from last year's total of $9.2 million to $8.9 million this year, as automobile loans decreased by $0.7 million and other consumer loans increased by $0.4 million. Consumer loans represent 11.1% of total loans this year versus 14.2% last year. The Company's ratio of net loans to total assets increased from 71.9% September 30, 2003 to 76.9% at September 30, 2004.

     In August, we hired a commercial lending officer and the Bank is now pursuing local commercial lending opportunities. We purchased $609 thousand of the guaranteed portion of United States Department of Agriculture ("USDA") and Small Business Administration ("SBA") guaranteed loans during the fiscal year. This helped to produce an increase of $0.7 million, or 10.0%, in commercial loans, both mortgage and non-mortgage, from $7.0 million on September 30, 2003 to $7.7 million on September 30, 2004. At September 30, 2004, we had a total of $3.0 million of the guaranteed loans included in other commercial loans. We expect to maintain a portfolio of $2.0 to $3.0 million of the government guaranteed loans going forward. Bank originated commercial loans were up $0.2 million, or 4.4%, from $4.5 million on September 20, 2003 to $4.7 million on September 30, 2004, with commercial mortgages increasing $0.5 million, or 13.9%, from $3.6 million to $4.1 million, and other commercial loans decreasing $0.3 million, or 33.3%, from $0.9 million to $0.6 million.

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

                                                                    At September 30,
                              ---------------------------------------------------------------------------------------------
                                      2004                    2003                    2002                    2001
                              --------------------    --------------------    --------------------    --------------------
                                          Percent                 Percent                 Percent                 Percent
                               Amount     of total     Amount     of total     Amount     of total     Amount     of total
                              --------    --------    --------    --------    --------    --------    --------    --------
                                                                (dollars in thousands)
Real estate loans:
  Residential mortgages
    including home equities
    and construction loans..  $ 63,580       79.26%   $ 48,660       74.98%   $ 39,055       71.52%   $ 39,223       70.02%
  Commercial mortgages .....     4,108        5.12%      3,624        5.58%      3,951        7.24%      4,482        8.00%
                              --------    --------    --------    --------    --------    --------    --------    --------

Total real estate loans ....    67,688       84.38%     52,284       80.56%     43,006       78.76%     43,705       78.02%

Other loans:
  Consumer other ...........     8,909       11.11%      9,234       14.23%     10,350       18.95%     10,746       19.18%
  Commercial other .........     3,618        4.51%      3,378        5.21%      1,248        2.29%      1,570        2.80%
                              --------    --------    --------    --------    --------    --------    --------    --------

Total other loans ..........    12,527       15.62%     12,612       19.44%     11,598       21.24%     12,316       21.98%
                              --------    --------    --------    --------    --------    --------    --------    --------

Total loans ................    80,215      100.00%     64,896      100.00%     54,604      100.00%     56,021      100.00%
                              --------                --------                --------                --------

Deferred loan costs (fees),
   net .....................       699                     497                     412                     413
Allowance for loan losses ..      (755)                   (655)                   (671)                   (655)
                              --------                --------                --------                --------

Loans, net .................  $ 80,159                $ 64,738                $ 54,345                $ 55,779
                              ========                ========                ========                ========


                                               At September 30,
                                             --------------------
                                                     2000
                                             --------------------
                                                         Percent
                                              Amount     of total
                                             --------    --------
                                            (dollars in thousands)
Real estate loans:
  Residential mortgages
    including home equities
    and construction loans                   $ 37,762       69.19%
  Commercial mortgages .....                    4,593        8.41%
                                             --------    --------

Total real estate loans ....                   42,355       77.60%

Other loans:
  Consumer other ...........                   11,042       20.23%
  Commercial other .........                    1,181        2.17%
                                             --------    --------

Total other loans ..........                   12,223       22.40%
                                             --------    --------

Total loans ................                   54,578      100.00%
                                             --------

Deferred loan costs (fees),
   net .....................                      382
Allowance for loan losses ..                     (663)
                                             --------

Loans, net .................                 $ 54,297
                                             ========

                           Residential Mortgage Loans

Residential - first lien. Approximately 58% of the Company's residential mortgage loan originations are first lien, fixed-rate mortgage loans with terms up to 25 years, but predominantly for 15 to 20 years. The Company also offers adjustable-rate mortgage loans. The adjustable-rate residential mortgage portfolio was $26.5 million this year end, or 41.7% of the Company's $63.6 million of residential mortgage loans, compared to September 30, 2003 when $16.3 million of the $48.7 million in residential loans were adjustable rate loans, or 33.5%. In the past, customer preference has strongly favored fixed rate mortgage loans. Now, we are adding more adjustable rate loans which have fixed rates for the first five years of the loan term and then re-price annually. While we have decided not to compete with the secondary fixed rate mortgage market, we have been able to compete with the adjustable rate market and increase our residential mortgage loan portfolio.

     When underwriting residential mortgage loan applications, the Company considers the income and assets of the borrower, the borrower's prior credit history and the value of the collateral security for the loan. In light of the nature of the local market and competitive considerations, the Company occasionally waives adverse credit information related to the borrower if the loan is generally considered to be sound. The Company believes it has adopted prudent policies and procedures for underwriting and generally experiences a declination rate between twenty-five and thirty percent on all residential mortgage applications.

     The Company obtains independent appraisals on all residential first mortgage loans and attorneys' opinions of title are required at closing. Current surveys are generally not required because the Company believes that the cost of obtaining a survey in the local market is not justified by the risks involved. In most cases, the Company accepts the attorney's title opinion rather than requiring title insurance on residential mortgage loans. This practice has not resulted in losses. Private mortgage insurance is required on loans with a loan to value ratio in excess of 90% and is usually required on loans with loan to value ratios between 80% and 90% depending upon other underwriting factors. We require real estate tax escrows on all mortgage loans.

     Although fixed-rate mortgage loans may adversely affect the Company's net interest income in periods of rising interest rates, the Company originates such loans to satisfy customer demand. Such loans are generally originated at higher interest rates than those offered on adjustable rate mortgage loans originated. Therefore, during periods of level or declining interest rates, these loans tend to provide higher yields than adjustable loans. Since we hold in our portfolio all of the fixed rate mortgage loans we originate, we price them higher than fixed rate mortgage loans which are sold in the secondary market. This pricing policy makes the adjustable rate loans more attractive to the customer and has helped to increase that portfolio. Fixed-rate residential mortgage loans originated by the Company generally include due-on-sale clauses permitting the Company to demand payment in full if the borrower sells the property without the Company's consent. Due-on-sale clauses are an important means of adjusting the rates of the Company's fixed-rate mortgage loan portfolio, and the Company has generally exercised its rights under these clauses.

     Adjustable rate mortgage loans are offered with interest rates that adjust annually based on the one-year treasury bill index, plus 2.75%. Most of these loans have initial five-year periods with a fixed interest rate, after which the rate adjusts annually. Interest rate adjustments are generally limited to 2% per year for one-year adjustable loans. There is normally a lifetime maximum interest rate adjustment, measured from the initial interest rate, of 6%. Credit risks on adjustable rate loans are somewhat greater than on fixed-rate loans primarily because, as interest rates rise, so do borrowers' payments, increasing the potential for default.

     The Company has enrolled in FHLB's Mortgage Partnership Funding (MPF) program. This is a secondary market program similar to the Federal Home Loan Mortgage Corporation ("Freddie Mac") and Federal National Mortgage Association ("Fannie Mae") programs. We are under no obligation to sell existing mortgages, and have not sold any loans to date. However, we do want to position the Company to compete with other lenders in our market area and may use this program to offer longer-term lower rate mortgages. Management intends to continue to emphasize the origination of mortgage loans secured by one-to-four family residences while at the same time seeking to expand the Company's portfolio of other loan types.

     Home Equity Loans. The Company offers a home equity line of credit secured by a residential one-to-four family mortgage, usually a second lien. The Company has sought to increase its volume of these revolving credit loans because the adjustable rates help improve the interest rate sensitivity of the Company's assets. These loans, which are offered at prime rate, provide for an initial advance period of ten years, during which the borrower pays 1/240th of the outstanding principal balance, plus interest, each month, and can borrow, repay, and re-borrow the principal balance. This is followed by a repayment period of ten years, during which the balance of the loan is repaid in principal and interest installments.

     The Company also offers home equity junior mortgage loans that are fully advanced at closing and repayable in monthly principal and interest installments over a period generally not to exceed 10 years.

     The maximum loan to value ratio, including prior liens, is 80% for junior mortgage loans. At September 30, 2004, the Company had $5.5 million in outstanding advances on home equity lines of credit, $2.5 million of unused home equity lines of credit and $0.2 million in regular amortizing home equity loans.

     Construction Loans. The company offers residential single-family construction loans primarily to persons who intend to occupy the property upon completion of construction. The loans automatically convert to regular amortizing loans after construction is complete. Proceeds of the construction loan are advanced in stages as construction is completed. The loans generally provide for a construction period of not more than twelve months during which the borrower pays interest only. In recognition of the risks involved in such loans, the Company carefully monitors the construction through regular inspections. At September 30, 2004, the Company had $2.4 million of construction loans. Construction loan levels tend to increase during the summer because of the seasonal nature of residential construction, but even during the summer these loans generally do not represent more than 3% of the Company's loan portfolio. Occasionally, the Company makes construction loans for purposes other than the construction of the borrower's residence when appropriate opportunities arise.

                            Commercial Mortgage Loans

     The Company has been offering commercial mortgage loans to diversify risk and obtain the higher yield normally associated with this type of loan. The Bank has hired a commercial loan officer and will now look to develop this portfolio, which involves greater risk, more complex underwriting and more administration than residential real estate loans.

     The Company offers commercial mortgage loans with loan-to value ratios up to 70%. The Company offers both fixed and adjustable rate commercial mortgage loans, with 73.9% of the Company's commercial mortgage loan balances at September 30, 2004 having adjustable interest rates.

     The Company generally requires a debt service coverage ratio of at least 120% and the personal guarantee of the principals of the borrower as additional security. The Company also requires and appraisal by an independent appraiser.

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

     The Company offers auto loans for both new and used cars. The loans have fixed rates with maturities of not more than five and a half years. At September 30, 2004, the Company had $6.0 million of auto loans, 10.4% lower than the level one year earlier. Principal is repaid quickly on auto loans because the maximum term is 66 months. That makes it necessary to add new loans to maintain portfolio level. The lending programs of automobile manufacturers, in which interest free financing is offered, have negatively impacted our ability to grow and maintain the portfolio. Auto loans are offered in amounts up to 100% of the purchase price of the car. The Company evaluates the credit and repayment ability of the borrower as well as the value of the collateral in determining whether to approve a loan.

     Other Consumer Loans. The Company also makes fixed-rate consumer loans either unsecured or secured by savings accounts or other consumer assets. Consumer loans generally have terms not exceeding five years. Other consumer loans, not including automobile loans, totaled $2.9 million at September 30, 2004, up $0.4 million from $2.5 million at September 30, 2003. Other consumer loans generally have higher interest rates than mortgage loans. The shorter terms to maturity are helpful in managing the Company's interest rate risk. Applications for these loans are evaluated based upon the borrower's ability to repay and the value of any collateral.

                             Other Commercial Loans

     The Company offers commercial non-mortgage loans to local businesses for working capital, machinery and equipment purchases, expansion, and other business purposes. These loans generally have higher yields than mortgages loans, and include installment equipment financing with terms that generally do not exceed seven years, short-term working capital loans, and commercial lines of credit with annual reviews. The Company has $0.6 million of such loans, not including purchased government guaranteed loans, at September 30, 2004, compared to $0.9 million on September 30, 2003, a decrease of 33.3%.

     Applications for these loans are generally evaluated based up the borrower's ability to repay the loan from ongoing operations. The loans normally present greater risks than mortgage loans because the collateral, if any, is often rapidly depreciable, easier to conceal and of limited value to other companies. Furthermore, changes in economic conditions and other factors outside the control of the Company, and often outside the control of the commercial borrowers, can often have a substantial effect on delinquencies. Therefore, the Company monitors these accounts on an ongoing basis after making the loan to be able to address any credit problems promptly if they occur.

     The Company has purchased the USDA and SBA guaranteed portion of commercial loans originated by other financial institutions. These loans can be either fixed or variable rate and can be split into pieces or purchased in full by a single buyer. During 2004 we purchased $609,000 of such loans and expect to maintain a portfolio of between $2 million and $3 million. These purchased loans help to diversify our loan portfolio as the loans are originated in different parts of the country.

     Origination of loans. Loan originations come from a number of sources. Residential loan originations develop from depositors, retail customers, telephone inquiries, advertising, the efforts of the Company's loan officers, and referrals from other borrowers, real estate brokers and builders. The Company originates loans through its own efforts and does not use mortgage brokers, mortgage bankers or other non-employee fee paid loan finders except for the referral of auto loans from local dealers.

     All of the Company's lending is subject to its written, nondiscriminatory underwriting standards and to loan origination procedures prescribed by the Company's Board of Directors. Loan officers have individual authority to make secured and unsecured loans up to amounts set by the Board. Loans in excess of $200,000, up to $400,000 require loan committee approval. Loans exceeding $400,000 must be approved by the Executive Committee of the Board of Directors.

     Under federal law and applicable OTS regulations, the Bank may not lend more than 15% of the Bank's capital to any one borrower, with additional loans up to 10% of capital being permitted if the additional loans are secured by readily marketable collateral. At September 30, 2004, the Company's largest loan was a residential mortgage loan located in the company's market area with a loan balance of $456,000. This customer also had the largest loan relationship with the company, combining all loans to a single borrower or related group of borrowers, at $655,000, substantially below the Bank's regulatory loan limit to one borrower of $2.7 million. At September 30, 2004, all loans for this customer were current and performing in accordance with their terms.

     The Company has not sold loans, serviced loans for other lenders nor purchased loan-servicing rights but may engage in any one or all such activities in the future.

     The following table shows the contractual maturity of the Company's loan portfolio at September 30, 2004. Loans are shown as due based on their contractual terms to maturity. Adjustable rate loans are shown as maturing when the final loan payment is due without regard to rate adjustments. The table does not show the effects of loan amortization, possible prepayments or enforcement of due-on-sale clauses. Non-performing loans are shown as being due based upon their contractual maturity without regard to acceleration due to default.

                    Residential     Commercial      Consumer      Commercial
                      mortgage       mortgage        other          other          Total
                    ------------   ------------   ------------   ------------   ------------
                                                (in thousands)
   Amount due:

   Within 1 year    $      1,855   $         37   $        629   $        144   $      2,665
   1 to 2 years              413            421          1,231            153          2,218
   2 to 3 years              349             85          1,643            160          2,237
   3 to 5 years            1,765            440          4,890            194          7,289
   5 to 10 years          10,141          1,676            516            215         12,548
   over 10 years          49,057          1,449             --          2,752         53,258
                    ------------   ------------   ------------   ------------   ------------
      Total loans   $     63,580   $      4,108   $      8,909   $      3,618   $     80,215
                    ============   ============   ============   ============   ============


     The following table shows, as of September 30, 2004, the amount of loans due after September 30, 2005, and whether they have fixed interest rates or adjustable interest rates.

                             Fixed        Adjustable
                             Rates          Rates           Total
                          ------------   ------------   ------------
                                        (In thousands)

   Residential mortgage   $     35,580   $     26,145   $     61,725
   Commercial mortgage           1,037          3,034          4,071
   Consumer other                7,957            323          8,280
   Commercial other              1,424          2,050          3,474
                          ------------   ------------   ------------
           Total          $     45,998   $     31,552   $     77,550
                          ============   ============   ============

     Asset Quality

     Delinquency Procedures. When a borrower fails to make a required payment on a mortgage loan, the Company attempts to cure the deficiency by contacting the borrower. Late notices are sent when a payment is more than fifteen days past due and a late charge is generally assessed at that time. The Company attempts to contact personally, any borrower who is more than 30 days past due. When a mortgage loan is 90 days past due the Company sends a 30 days notice of acceleration and if the loan is not brought current by the end of that period, the loan is turned over to an attorney for collection, with foreclosure generally commenced within 30 to 60 days thereafter. A foreclosure action, if the default is not cured, generally leads to a judicial sale of the mortgaged real estate. If the borrower files a bankruptcy petition, the judicial sale is delayed and the foreclosure action cannot be continued until the Company obtains relief from the automatic stay provided by the bankruptcy code. The Company has experienced losses due to delays caused by borrower bankruptcy filings.

     If the Company acquires the mortgaged property at foreclosure sale or accepts a voluntary deed in lieu of foreclosure, the acquired property is then classified as foreclosed real estate. At September 30, 2004, the Company had $53,000 of foreclosed real estate, represented by one single-family residence and one commercial property. The Company seeks to dispose of these properties through real estate brokers. Due to adverse local economic conditions in the residential housing market, the disposition of foreclosed real estate can take six months or more. When real estate is acquired in full or partial satisfaction of a loan, it is initially recorded at the fair value less estimated costs to sell at the date of foreclosure, establishing a new cost basis. Write-downs from the unpaid loan balance to fair value at the time of foreclosure are charged to the allowance for loan losses. Subsequent revenue and expenses from operations and changes in the valuation allowance are charged to other expense. The Company is permitted to finance sales of foreclosed real estate by "loans to facilitate", which may involve a lower down payment or a longer repayment term or other more favorable features than generally would be granted under the Company's underwriting guidelines. At September 30, 2004, the Company has $598,000 of "loans to facilitate," with one loan in the amount of $27,000 not current in accordance with its terms.

     Late notices are sent on all consumer loans when a payment is more than 10 days past due. When an automobile loan becomes 60 past due, the Company seeks to repossess the collateral. If the default is not cured, then upon repossession the Company sells the automobile as soon as practicable by public notice and auction. The remaining balance of the loan is fully charged off when the loan is 120 days past due. When other types of non-mortgage loans become past due, the Company takes measures to cure defaults through contacts with the borrower and takes appropriate action, depending upon the borrower and the collateral, to obtain repayment of the loan. The Company had two repossessed assets totaling $9,100 at September 30, 2004.

     The following table sets forth the Company's loan delinquencies by type, by amount and by percentage of each loan category at September 30, 2004.

                                                         Loans Delinquent For:
                   --------------------------------------------------------------------------------------------------
                             60-89 Days                   90 Days or More (1)              Total Delinquent Loans
                   ------------------------------    ------------------------------    ------------------------------

                                          Percent                           Percent                           Percent
                                          of loan                           of loan                           of loan
                      No.      Amount    Category       No.      Amount    Category       No.      Amount    Category
                   --------   --------   --------    --------   --------   --------    --------   --------   --------
Residential mtg          19   $    477       0.75%          8   $    247       0.39%         27   $    724       1.14%
Commercial mtg            4        336       8.18%         --         --       0.00%          4        336       8.18%
Consumer other            8         48       0.54%          2          5       0.05%         10         53       0.59%
Commercial other          3        266       7.35%         --         --       0.00%          3        266       7.35%
                   --------   --------               --------   --------               --------   --------
     Total               34   $  1,127       1.41%         10   $    252       0.31%         44   $  1,379       1.72%
                   ========   ========               ========   ========               ========   ========

(1) These loans are included as non-accrual loans in the following table on non-performing assets.

     The following table presents information with respect to the Company's non-performing assets (which generally include loans that are delinquent for 90 days or more, restructured loans and foreclosed real estate) at the dates it indicated.

                                                                  At September 30,
                                         ------------------------------------------------------------------
                                            2004          2003          2002          2001          2000
                                         ----------    ----------    ----------    ----------    ----------
                                                               (Dollars in thousands)
Non-accrual loans:
Residential mortgage                     $      247    $      198    $      282    $       48    $      354
Commercial mortgage                              --            83            41            73            --
Consumer other                                    5            85            12            63            55
Commercial other                                 --           112            84           253            --
                                         ----------    ----------    ----------    ----------    ----------
     Total non-accrual loans                    252           478           419           437           409

Restructured commercial mortgage                104           225            --            --            --
Restructured commercial other                    24            --           261            --            --
                                         ----------    ----------    ----------    ----------    ----------
     Total non-performing loans                 380           703           680           437           409

Foreclosed real estate                           53            92            25           182            91
Other repossessed assets                          9            29            46            38            20
                                         ----------    ----------    ----------    ----------    ----------

     Total non-performing assets         $      442    $      824    $      751    $      657    $      520
                                         ==========    ==========    ==========    ==========    ==========

Non-performing loans as a percent
of total loans                                 0.47%         1.08%         1.23%         0.78%         0.75%

Non-performing loans as a percent
of total assets                                0.36%         0.92%         0.88%         0.79%         0.69%

Allowance for loan losses as a percent
of non-performing loans                      198.68%        93.71%        98.68%       149.89%       162.10%

     The Company had no loans more than 90 days delinquent and accruing interest at September 30, 2004, 2003, 2002, 2001 or 2000.

     During fiscal 2004, the Bank's non-performing assets decreased from $824,000 to $442,000. Non-performing loans decreased by $323,000 to $380,000 at September 30, 2004 from $703,000 at September 30, 2003 and represented only 0.47% of total loans versus 1.08% a year earlier. During fiscal 2004, we incurred $21,000 of losses associated with the $703,000 of non-performing loans at September 30, 2003. Currently, two of the eight residential non-accrual mortgages are in foreclosure proceedings and the restructured commercial loans are in bankruptcy proceedings. The borrower in bankruptcy has two loans, both current, totaling $128,000, comprised of a $104,000 commercial mortgage and a $24,000 commercial cattle and equipment loan at September 30, 2004. Since year-end, those balances have been further reduced by the sale of equipment, so that the balance of the equipment loan is $0 and the balance of the commercial mortgage is $56,000. We expect to fully recover once the real estate is sold.

     Management believes that these non-performing loans are adequately secured by collateral. Further, management is not aware of any factors common to these loans, which caused their non-performance or any developments that suggest an upward trend in delinquencies. Management has determined that a $100,000 increase in the loan loss allowance is appropriate at this time due to the general growth of the loan portfolio and specifically the residential mortgage loan portfolio by $14.9 million.

     At September 30, 2004, there were no loans other than those included in the table above with regard to which management had information about possible credit problems of the borrower that caused management to seriously doubt the ability of the borrower to comply with the present loan repayment terms. The Bank's ratio of non-performing assets to total assets was below 1% for the seventh straight year.

     It is the Company's policy to discontinue accruing interest on a loan when its fourth monthly payment is due and unpaid, unless the Company determines that the nature of the delinquency and the collateral are such that collection of the principal and interest on the loan is reasonably assured. When the accrual of interest is discontinued, all accrued but unpaid interest is charged against current period income. Generally, once the accrual of interest is discontinued, the Company records interest as and when received until the loan is restored to accruing status. However, if there is substantial doubt as the collectibility of the loan, amounts received are recorded as a reduction of principal until the loan is returned to accruing status.

     The amount of additional interest income that would have been recorded on non-accrual loans had those loans been performing in accordance with their terms was approximately $10,000 for fiscal 2004 and $34,000 for fiscal 2003.

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

     Assets classified as Substandard or Doubtful require the Company to establish prudent valuation allowances. If an asset or portion thereof is classified as Loss, the Company must either establish a specific allowance for loss equal to 100% of the portion of the asset classified Loss or charge off such amount. If the Company does not agree with an examiner's classification of an asset it may appeal this determination. On the basis of management's review of its loans and other assets at September 30, 2004, the Company had $184,000 of assets classified as Substandard and none classified as Doubtful or Loss.

     Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risks inherent in the Company's loan portfolio. The allowance for loan losses is maintained at an amount management considers adequate to cover loan losses deemed probable by our estimates. The allowance is based upon a number of factors, including asset classifications, economic trends, industry experience and trends, industry and geographic concentrations, estimated collateral values, management's assessment of the credit risk inherent in the portfolio, historical loan loss experience and the Company's underwriting policies. The Company evaluates, on a monthly basis, all loans identified as problem loans, including all non-accrual loans and other loans where management has reason to doubt collection in full in accordance with original payment terms. The Company considers whether the allowance should be adjusted to protect against risks associated with such loans. In addition, the Company applies a percentage, for each category of performing loans not designated as problem loans to determine an additional component of the allowance to protect against unascertainable risks inherent in any portfolio of performing loans.

     The analysis of the adequacy of the allowance is reported to and reviewed by the Board of Directors quarterly. Management believes it uses a reasonable and prudent methodology to project losses in the loan portfolio, and hence assess the adequacy of the allowance for loan losses. However, any such assessment is only an informed estimate and future adjustments may be necessary if economic conditions or the Company's actual experience differ substantially from the assumptions upon which the evaluation of the allowance was based. Furthermore, state and federal regulators, in reviewing the Company's loan portfolio as part of a future regulatory examination, may request the Company to increase its allowance for loan losses, thereby negatively affecting the Company's financial condition and earnings at that time. Moreover, future additions to the allowance may be necessary based on changes in economic and real estate market conditions, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of management's control.

     The following table analyzes activity in the Company's allowance for loan losses during the periods indicated. Loans in the consumer other category are primarily automobile loans.

                                                                      At September 30,
                                                 --------------------------------------------------------
                                                   2004        2003        2002        2001        2000
                                                 --------    --------    --------    --------    --------
                                                                   (Dollars in thousands)
         Allowance, beginning of period          $    655    $    671    $    655    $    663    $    620
         Provision for loan losses                    135          95          85          80         158
         Charge-offs:
            Residential mortgage & Home equity         --          33          47          26          36
            Commercial mortgage                        --          18          --          --          19
            Consumer other                             63          85          80         103          39
            Commercial other                           58          52          --           6          85
                                                 --------    --------    --------    --------    --------
               Total charge-offs                      121         188         127         135         179
         Recoveries:
            Residential mortgage & Home equity          9          16           8           6          32
            Commercial mortgage                        --          --          --          --          --
            Consumer Other                             18          51          50          40          32
            Commercial other                           59          10          --           1          --
                                                 --------    --------    --------    --------    --------
               Total recoveries                        86          77          58          47          64
                                                 --------    --------    --------    --------    --------
         Net charge-offs                               35         111          69          88         115
                                                 --------    --------    --------    --------    --------

         Allowance, end of period                $    755    $    655    $    671    $    655    $    663
                                                 ========    ========    ========    ========    ========

         Allowance as a percent of total loans       0.94%       1.01%       1.23%       1.17%       1.21%

         Ratio of net charge-offs to average
         loans outstanding                           0.05%       0.19%       0.13%       0.16%       0.23%


     The following table analyzes activity in the Company's allowance for loan losses during the periods indicated. Loans in the consumer other category are primarily automobile loans.

                                                               At September 30,
                                              --------------------------------------------------
                                                       2004                        2003
                                              -----------------------    -----------------------
                                                            Percent                     Percent
                                                            of Loans                    of Loans
                                                            to Total                    to Total
                                                Amount       Loans         Amount        Loans
                                              ----------   ----------    ----------   ----------
                                                             (Dollars in thousands)
         Allowance allocated to:
         Residential & commercial mortgages   $      446        84.38%   $      382        80.56%
         Consumer & commercial other loans           309        15.62%          273        19.44%
                                              ----------   ----------    ----------   ----------
            Total allowance                   $      755       100.00%   $      655       100.00%
                                              ==========   ==========    ==========   ==========


                                                            At September 30,
                                    -----------------------------------------------------------------
                                           2002                   2001                    2000
                                    -------------------    -------------------    -------------------
                                                Percent                Percent                Percent
                                               of Loans               of Loans               of Loans
                                               to Total               to Total               to Total
                                     Amount      Loans      Amount      Loans      Amount      Loans
                                    --------   --------    --------   --------    --------   --------
                                                          (Dollars in thousands)
Allowance allocated to:
Residential & commercial
mortgages                           $    294      78.76%   $    317      78.02%   $    363      77.60%
Consumer & commercial other
loans                                    377      21.24%        338      21.98%        300      22.40%
                                    --------   --------    --------   --------    --------   --------
   Total allowance                  $    671     100.00%   $    655     100.00%   $    663     100.00%
                                    ========   ========    ========   ========    ========   ========

Environmental Issues

     The Company encounters certain environmental risks in its lending activities. Under federal and state environmental laws, lenders may become liable for costs of cleaning up hazardous materials found on property securing their loans. In addition, the presence of hazardous materials may have a substantial adverse effect on the value of such property as collateral and may cause economic difficulties for the borrower, causing the loan to go into default. Although environmental risks are usually associated with loans secured by commercial real estate, risks may also exist for loans secured by residential real estate if, for example, there is nearby commercial contamination or if the residence was constructed on property formerly used for commercial purposes. The Company attempts to control its risk by requiring a phase one environmental assessment by a Company approved engineer as part of its underwriting review for commercial mortgage loans when management deems necessary based on the history of the property.

     The Company believes its procedures regarding the assessment of environmental risk are adequate. As of September 30, 2004, the Company was unaware of any environmental issues with respect to any of its mortgage loans that would subject it to any material liability at this time. Hidden or future environmental contamination could adversely affect the values of properties securing loans in the Company's portfolio.

Investment Activities

     General. The Company develops an annual investment plan approved by the Board of Directors. The Company recognizes that imbedded in the mortgage portfolio are inherent prepayment and extension risks. Among the goals of the investment plan are to develop a securities portfolio that may offset some of the risks of the loan portfolio. Investments are well diversified and are of high quality. The price risk of the investment portfolio is governed by parameters of the investment plan. In addition to price risk, the plan also develops goals for portfolio yield and cash flow. Individual security purchases are analyzed in terms of how they fit with the goals of the investment plan. The Company's President implements the investment plan. All security purchases and sales are reported to the Board of Directors each month. An update of the progress made versus the investment plan is also reported to the Board's Asset Liability Committee on a quarterly basis, at which time recommendations may be made to alter the plan if conditions warrant.

     The Company primarily employs a strategy of investing in short and intermediate term fixed rate securities and may from time to time invest in longer-term fixed rate securities. The Company has de-emphasized investments in adjustable rate securities because of the high level of adjustable rate loans in its mortgage portfolio. The Company may elect to increase or decrease its interest rate sensitivity depending upon, among other things, the absolute level of interest rates. The investment portfolio would change based upon the Company's desired interest rate risk position.

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

     Investment Securities. The Company's investment securities totaled $14.0 million at September 30, 2004, including $13.8 million classified as available-for-sale and $0.2 million classified as held-to maturity. The Company invests primarily in debt securities issued by the United States Government and its agencies ($6.4 million at September 30, 2004) and mortgage-backed securities issued or guaranteed by government-sponsored enterprises ($5.3 million at September 30, 2004). The Company has classified all recent purchases of investment securities as available-for-sale in order to maintain flexibility in managing its investments. Investment securities are purchased in order to invest funds that many may be needed to make loans in the future, to provide a source of liquidity if the need for funds arises, to manage interest rate sensitivity, and to take advantage of acceptable after tax yields that are available when purchasing certain tax-exempt municipal securities. The Company purchases only investment grade debt securities and at September 30, 2004, none of its investment securities were in default or otherwise classified.

     The Company invests in mortgage-backed securities to supplement the yields on its loan portfolio and to help satisfy our Qualified Thrift Lender ("QTL") test, as described on page 21 of this report. More than ninety percent of the mortgage-backed securities were issued, and are insured or guaranteed by "Fannie Mae", "Freddie Mac" or the Government National Mortgage Association ("Ginnie

Mae"). At September 30, 2004, the Company's mortgage-backed securities portfolio contained $5.3 million classified as available-for-sale and $0.2 million classified as held-to maturity.

     The Company employs a strategy of investing in short-tem balloon and one-year adjustable mortgage-backed securities rather than longer term fixed rate securities. This helps the Company to manage cash flow and mitigate interest rate sensitivity, but may result in slightly lower average yield.

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

     At September 30, 2004, the Company had unrealized losses of $58,000 on available for sale securities and $3,000 on held to maturity securities. In management's opinion, the unrealized losses primarily reflect changes in interest rates subsequent to the acquisition of the securities rather than a deterioration of the issuer's ability to repay the debt, and as such, are considered to be a temporary impairment of the securities.

     Equity Securities. At September 30, 2004 the Company had $680,000 in fair market value of corporate equity securities represented by Freddie Mac common stock with a cost of $10,000.

     At September 30, 2004, the Company also had $1,150,000 of stock in the FHLB that was necessary for the Company to maintain its membership in the FHLB system. The stock is redeemable at par. The yield on this stock was 1.57% (annualized) for the year ended September 30, 2004.

     The following table sets forth certain information regarding the carrying values of the Company's available for sale and held to maturity portfolios at the dates indicated.

                                                    At September 30,
                                         ------------------------------------
                                            2004         2003         2002
                                          Carrying     Carrying     Carrying
                                           Value        Value        Value
                                         ----------   ----------   ----------
                                                    (In thousands)
  Securities Available for Sale:
     U.S. Government and
        federal agency securities        $    6,385   $    8,876   $    4,083
     Mortgage-backed securities               5,304        5,562        9,827
     Municipal securities                     1,286          531           --
                                         ----------   ----------   ----------
        Total debt securities                12,975       14,969       13,910

     Corporate securities                       680          636          779
     Mutual funds and other securities          142        1,868        8,275
                                         ----------   ----------   ----------
        Total available for sale             13,797       17,473       22,964

  Securities Held to Maturity:
     Mortgage-backed securities                 251          399        1,284
                                         ----------   ----------   ----------
           Total Securities              $   14,048   $   17,872   $   24,248
                                         ==========   ==========   ==========


     The table below sets forth certain information regarding the carrying value, weighted average yields and stated maturity of the Company's securities at September 30, 2004. There were no securities (exclusive of obligations of the U.S. Government and federal agencies) issued by any one entity with the total carrying value in excess of 10% of the Company's shareholders' equity at that date.

                        One year             From one             From five            More than
                       Or less (1)        to five years         to ten years           ten years              Total securities
                   ------------------   ------------------   ------------------   ------------------   -----------------------------
                   Carrying     Ave.    Carrying     Ave.    Carrying     Ave.    Carrying     Ave.    Carrying     Ave.     Market
                     Value     Yield      Value     Yield      Value     Yield      Value     Yield      Value     Yield      Value
                   --------  --------   --------  --------   --------  --------   --------  --------   --------  --------   --------
                                                                (Dollars in thousands)
U.S. Gov't sec.    $    502      3.86%  $    542      5.36%  $  1,014      4.41%  $  4,327      3.85%  $  6,385      4.07%  $  6,385
Mortgage-back sec.        1      7.25%       135      5.85%       913      3.52%     4,506      4.76%     5,555      4.58%     5,552
Municipal sec.           --      0.00%       261      3.84%     1,025      3.88%        --      0.00%     1,286      3.87%     1.286
Other sec.              822      1.90%        --      0.00%        --      0.00%        --      0.00%       822      1.90%       822
                   --------             --------             --------             --------             --------             --------
   Total           $  1,325      2.65%  $    938      5.01%  $  2,952      3.95%  $  8,833      4.31%  $ 14,048      4.13%  $ 14,045
                   ========             =========            ========             ========             ========             ========


(1)      Includes equity securities and mutual funds, which have no maturity.

Sources of Funds

     General. The Company's primary source of funds is deposits. The Company has incurred borrowings to fund additional loans and investments, and may do so again in the future. In addition, the Company derives funds for loans and investments from loans and security repayments and prepayments and revenues from operations. Scheduled payments on loans and mortgage-backed and investment securities are relatively stable source of funds, while savings inflows and outflows and loan and mortgage-backed and investment securities prepayments are significantly influenced by general interest rates and money market conditions. In general, the Company expects that it will continue to offer the same types of deposit products but also expects that it will continue to use FHLB advances as a source of funds to maximize the return on the Company's common stock.

Deposits. The Company offers several types of deposit programs to its customers, including savings accounts, NOW accounts, money market deposit accounts, checking accounts and certificates of deposit. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate among other factors. The Company's deposits are obtained predominantly from its primary market area. The Company relies primarily on customer service and long-standing relationships with customers to attract and retain these savings deposits; however, market interest rates and rates offered by competing financial institutions significantly affect the Company's ability to attract and retain savings deposits. The Company does not use brokers to obtain deposits and has no brokered deposits. At September 30, 2004, the Company had $61.6 million of deposits.

     We generally price our deposit rates to be competitive with other institutions in our market area. Pricing determinations are made weekly by a committee of officers.

     The following table sets forth the distribution of the Company's deposit accounts at the dates indicated. The interest rates shown for non-time accounts are the rates in effect at September 30, 2004.

                                                                 At September 30,
                                   -----------------------------------------------------------------------------
                                            2004                       2003                       2002
                                   -----------------------    -----------------------    -----------------------
                                                 Percent                    Percent                    Percent
                                     Amount      Of Total       Amount      Of Total       Amount      Of Total
                                   ----------   ----------    ----------   ----------    ----------   ----------
                                                               (Dollars in thousands)
Non-time accounts:
   Savings and club accounts
      (1.05%)                      $   20,038        32.53%   $   19,157        32.79%   $   15,821        29.99%
   NOW and money market
      accounts (0.49 - 1.49%)          10,710        17.39%        9,409        16.10%        7,141        13.53%
   Non-interest bearing
      demand accounts                   1,327         2.15%          806         1.38%          779         1.48%
                                   ----------   ----------    ----------   ----------    ----------   ----------
         Total non-time deposits       32,075        52.07%       29,372        50.27%       23,741        45.00%

Time accounts:
   1.00 - 1.99%                        11,037        17.92%       10,757        18.41%           --         0.00%
   2.00 - 2.99%                        10,158        16.49%        6,576        11.26%       13,383        25.36%
   3.00 - 3.99%                         3,622         5.88%        5,547         9.50%        7,780        14.75%
   4.00 - 4.99%                         4,441         7.21%        5,611         9.60%        6,022        11.41%
   5.00 - 5.99%                           265         0.43%          560         0.96%        1,705         3.23%
   6.00 - 6.99%                            --         0.00%           --         0.00%           85         0.16%
   7.00 - 7.99%                            --         0.00%           --         0.00%           45         0.09%
                                   ----------   ----------    ----------   ----------    ----------   ----------
      Total time deposits              29,523        47.93%       29,051        49.73%       29,020        55.00%
                                   ----------   ----------    ----------   ----------    ----------   ----------

Total deposits                     $   61,598       100.00%   $   58,423       100.00%   $   52,761       100.00%
                                   ==========   ==========    ==========   ==========    ==========   ==========

     At September 30, 2004, the Company had $5,228,000 in certificates of deposit with balances of $100,000 or more ("jumbo deposits"), representing 8.49% of all deposits.

     The following table sets forth the amount of certificates of deposit in denominations of $100,000 at September 30, 2004, and the remaining period to maturity of such deposits.

                             Amount Due (in thousands)
         ----------------------------------------------------------------
                     In More Than  In More Than
        In 3 Months   3 up to 6     6 up to 12   In More Than
          Or Less       Months        Months       12 Months      Total
         ----------   ----------    ----------    ----------   ----------
         $      388   $      116    $    1,530    $    3,194   $    5,228

     Borrowings. During fiscal 2004, new borrowings of $10.8 million were incurred in the 2004 fiscal year. All outstanding advances are from the FHLB and generally have terms of one to ten years with the entire principal balance repayable at the earlier of call date or maturity. The average balance of FHLB outstanding advances payable during 2004 was $17.3 million and the weighted average cost was 3.70%. The highest balance outstanding during the year was $23.0 million and the balance at September 30, 2004 was $23.0 million. In 2003, the average balance of loans payable to FHLB was $12.8 million at a weighted average cost of 4.74%. The highest outstanding balance during the 2003 fiscal year was $13.4 million and the balance at September 30, 2003 was $12.2 million.

Subsidiary Activities

     The Company is permitted to own subsidiaries for certain limited purposes, as permitted under OTS regulations. The Company has no subsidiaries except for the Bank.

Personnel

     At September 30, 2004, the Company had thirty-three full-time and no part-time employees as compared to twenty-nine full-time and three part-time on September 30, 2003. A collective bargaining unit does not represent employees, and the Company considers its relationship with its employees to be good.

Regulation

General

     The Bank is a federal savings association subject to extensive regulation, examination, and supervision by the OTS, as its primary federal regulator and by the FDIC as its deposit insurer. The Bank's deposit accounts are insured up to applicable limits by the Savings Association Insurance Fund of the FDIC, and the Bank is a member of the FHLB. The OTS regulates the Company and Cambray MHC as savings and loan holding companies. The following discussion is not, and does not purport to be, a complete description of the laws and regulation applicable to the Company and the Bank. Any change in such laws or regulations by the OTS, the FDIC or congress could materially adversely affect the Company and the Bank.

Regulation of Federal Savings Association

     Business Activities. The Bank's lending investment and deposit powers come from the Home Owners' Loan Act, as amended (the "HOLA") and OTS regulations. These powers are also governed to some extent, by the FDIC under the Federal Deposit Insurance Act and FDIC regulations. The Bank may make mortgage loans, commercial loans and consumer loans, and may invest in certain types of debt securities, and other assets. The Bank's lending and investment powers are subject to limits, including, among others, (a) a prohibition against acquiring any corporate debt security that is not rated in one of the four highest rating categories; (b) a limit of 400% of capital that can be invested in loans secured by non-residential real estate property; (c) a limit of 10% of assets that can be invested in commercial loans; (d) a limit of 35% of assets that can be invested in consumer loans, commercial paper and corporate debt securities; (e) a limit of 5% of assets which can be invested in non-conforming loans (loans in excess of limits specified in federal law); (f) a limit of the greater of 5% of assets or its total capital which can be invested in certain construction loans made for the purpose of financing what is or is expected to become residential property; and (g) a limit of 10% of assets that can be invested in personal property used for general leasing activities. The Bank may offer a variety of deposit accounts, including savings, certificate (time), demand and NOW accounts.

     Loans to One Borrower. Under the HOLA, federal savings associations are subject to the limits applicable to national banks on loans to a single borrower or a related group of borrowers. The Bank generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. Up to an additional 10% of unimpaired capital and surplus can be lent if the additional amount is fully secured by readily marketable collateral. At September 30, 2004, the Bank's regulatory limit on loans to one borrower was in excess of $2.7 million. At that date, the Bank's largest aggregate loans to one borrower was $655,000.

     QTL Test. The HOLA requires the Bank to meet a "QTL" test. Under the QTL test the Bank must maintain at least 65% of its assets, after certain adjustments, in various types of loans made for residential and housing purposes, related investments, education, small business and credit card loans, and consumer loans and certain other loan investments. The Bank satisfies the QTL test and the Bank anticipates that it will continue to satisfy the test in the future. If the Bank fails to satisfy the QTL test it will have to either restrict its activities or convert to commercial bank charter.

     Capital Requirements. OTS regulations require that the Bank maintain tangible capital equal to 1.5% of total assets as adjusted under the OTS regulations, core capital equal to 3% of such adjusted total assets and total capital (core capital plus supplementary capital) equal to 8% of risk-weighted assets. The Bank's capital ratios at September 30, 2004 all substantially exceeded OTS minimum capital requirements, and those requirements do not now have a material effect on the Bank.

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

     Transactions With Related Parties. The Bank is authorized by federal law to engage in transactions with its affiliates. In general, an affiliate of the Bank is any company that controls the Bank of any other company that is controlled by a company that controls the Bank, excluding the Bank's subsidiaries other than those that are insured depository institutions. The Bank may not (a) lend to any of its affiliates that is engages in activities that are not permissible for bank holding companies and (b) purchase the securities of any affiliate other than a subsidiary. Transactions with any individual affiliate may not exceed 10% of the capital and surplus of the Bank and aggregate transactions with all affiliates may not exceed 20%. These restrictions do not impose material limits on the Bank's business activities.

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

     Federal Home Loan Bank System. The Bank is a member of the FHLB and uses it as a source for borrowing funds. The Company must own stock in the FHLB at least equal to the greater of 1% of the principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year or 5% of its advances from the FHLB. At September 30, 2004, we had $1,150,000 of capital stock of the FHLB, which satisfied this requirement and we had FHLB borrowings totaling $23.0 million.

     Holding Company Regulation

     General Powers. As a savings and loan holding company, we may engage in activities prescribed under HOLA and OTS regulations including: (i) furnishing or performing management services for a savings association subsidiary of such company; (ii) holding, managing or liquidating assets owned or acquired from a savings association subsidiary of such company; (iii) conducting as insurance agency or escrow business; (iv) holding or managing properties used or occupied by a savings association subsidiary of such company; (v) acting as trustee under deeds of trust; (vi) any other activity (A) that the Federal Reserve Board, by regulation, has determined to be permissible for bank holding companies under
Section 4(c) of the Bank Holding Company Act of 1956, unless the Director, by regulation, prohibits or limits any such activity for savings and loan holding companies; or (B) in which multiple savings and loan holding companies were authorized (by regulation) to directly engage on March 5, 1987; and (vii) purchasing, holding, or disposing of stock acquired in connection with a qualified stock issuance if the purchase of such stock by such savings and loan holding company is approved by the Directory.

     Waivers of dividends by the Mutual Holding Company. Cambray MHC owns 57.4% of the stock of the Company. If Cambray MHC decides to waive its share of any dividend that the Bank is paying to its stockholders, Cambray MHC must notify the OTS. The OTS reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to any such waiver if: (i) the mutual holding company board of directors determines that such waiver is consistent with such directors' fiduciary duties to the mutual holding company's members, (ii) for as long as the savings association subsidiary is controlled by the mutual holding company, the dollar amount of dividends waived by the mutual holding company are considered as a restriction to the retained earnings of the savings association, which restriction, if material, is disclosed in the public financial statements of the savings association as a note to the financial statements; (iii) the amount of any dividend waived by the mutual holding company is available for declaration as a dividend solely to the mutual holding company, and, in accordance with SFAS 5, where the savings association determines that the payment of such dividend to the mutual holding company is probable, an appropriate dollar amount is recorded as a liability. Cambray MHC has elected to waive the dividends totaling $747,000 as of September 30, 2004.

     Conversion of the Mutual Holding Company to Stock Form. OTS regulations permit the Mutual Holding Company to convert from the mutual to the capital stock form of organization. The Board of Directors has no current intention or plans for such a transaction. In general, if such a transaction is undertaken, a new company would be formed to replace the Company and 57.4% of its stock would be offered to the depositors of the Bank and to the public. The other current stockholders of the Company would be entitled to receive 42.6% of the stock of the new company in exchange for the stock of the Company.

     Federal Securities Law

     The common stock of the Company is registered with the SEC under the Securities Exchange Act of 1934 (the "Exchange Act"). The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Exchange Act.

     Sarbanes Oxley Act of 2002

     On July, 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"). The Sarbanes-Oxley Act represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting. Specifically, the Sarbanes-Oxley Act: (i) creates a new federal accounting oversight body; (ii) revamps auditor independence rules; (iii) enacts new corporate responsibility and governance measures; (iv) enhances disclosures by public companies, their directors and executive officers; (v) strengthens the powers and resources of the SEC; and
(vi) imposes new criminal and civil penalties for securities fraud and related wrongful conduct. The Company is subject to the Sarbanes-Oxley Act. The SEC has adopted in final form substantially all of the new regulations Congress directed it to adopt in the Sarbanes-Oxley Act, including: new standards of independence for directors who serve on the Company's Audit Committee; disclosure requirements as to whether at least one member of the Company's Audit Committee qualifies as a "financial expert" as defined in the SEC regulations and whether the Company has adopted a code of ethics applicable to its chief executive officer, chief financial officer or those persons performing similar functions; and disclosure requirements regarding the operations of board nominating committees and the means, if any, by which security holders may communicate with directors. We have incurred, and expect that we will continue to incur, increased professional fees and other expenses associated with compliance with the Sarbanes-Oxley Act.

Item 2. Description of Properties

     The Company conducts its business through its headquarters at 42 Church Street and an adjacent building at 26 John Street in the Town and Village of Gouverneur and a full service branch office in the Town of Alexandria. The net book value of these three premises is $1,060,000. The Bank has purchased two separate parcels of land adjacent to its headquarters at 42 Church Street in the Town and Village of Gouverneur. Both structures have been razed and removed. The plan is to build on those properties an addition to the Bank building, or a separate building connected to the Bank, to provide additional office space to allow for future growth, as well as expand and improve our drive up facilities. The Company currently operates a loan production office out of rented space in Clayton, New York. The book value of the premises is zero.

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

Item 4.  Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended September 30, 2004.

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     Information contained under the caption "Common Stock" in the 2004 Annual Report to Stockholders included as Exhibit 13 hereto is herein incorporated by this reference.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Information contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2004 Annual Report to Stockholders included as Exhibit 13 hereto is herein incorporated by this reference.

Item 7.  Financial Statements

     The following information appearing in the 2004 Annual Report to Stockholders included as Exhibit 13 hereto is herein incorporated by this reference.

     Report of Independent Registered Public Accounting Firm
     Consolidated Statements of Financial Condition as of September 30, 2004 and 2003.
     Consolidated Statements of Income for the Years Ended September 30, 2004 and 2003.
     Consolidated Statements of Shareholders' Equity for the Years Ended September 30, 2004 and 2003.
     Consolidated Statements of Cash Flows for the Years Ended September 30, 2004 and 2003.
     Notes to Consolidated Financial Statements

     With the exception of the information expressly incorporated herein by reference, the Company's Annual Report to Stockholders for the year ended September 30, 2004, is not deemed filed as part of this Annual Report on Form 10-KSB.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure:

     None

Item 8A.  Control and Procedures

     (a) Evaluation of Disclosure Controls and Procedures. The term "disclosure controls and procedures" is defined in Rule 13a - 14(c) of the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of September 30. 2004, and they have concluded that as of that date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

     (b) Changes in Internal Controls. There were no significant changes to our internal controls in other factors that could significantly affect our internal controls during the quarter ended September 30, 2004, including any corrective actions with regard to significantly deficiencies and material weaknesses.

Item 8B.  Other Information

     None

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors

     Information contained under the caption "The Election of Directors (introduction);" "The Election of Directors - The Board of Directors and Nominees;" "The Election of Directors - Nominees;" "The Election of Directors - Continuing Directors;" and "The Election of Directors - Meetings of the Board of Directors and Certain Committees" in the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on February 14, 2005, to be filed with the Commission within 120 days after the end of the fiscal year covered by this report is incorporated herein by this reference.

Executive Officers

     Information contained under the caption "The Election of Directors - Continuing Directors;" and "The Election of Directors - Executive Officers Who Are Not Directors" in the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on February 14, 2005, to be filed with the Commission within 120 days after the end of the fiscal year covered by this report, is incorporated herein by this reference.

Compliance with Section 16(a)

     To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended September 30, 2004, all
Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners were complied with.

Code of Ethics

     The Company had adopted a Code of Ethics for adherence by its chief executive officer, chief financial officer and treasurer to promote honest and ethical conduct; full, fair and proper disclosure of financial information in the Company's periodic reports; and compliance with applicable laws, rules, and regulations. The text of the Company's Code of Ethics was previously filed as an exhibit, and is incorporated by reference herein.

     We will provide to any person without charge, upon request, a copy of our Code of Ethics. Any such request should be directed to our corporate secretary, Gouverneur Bancorp, Inc., 42 Church Street, Gouverneur, New York 13642.

Item 10.  Executive Compensation

     Information contained under the caption "Compensation" in the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on February 14, 2005, to be filed with the Commission within 120 days after the end of the fiscal year covered by this report, is incorporated herein by this reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     Information contained under the caption "Principal Owners of Our Common Stock" in the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on February 14, 2005, to be filed with the Commission within 120 days after the end of the fiscal year covered by this report is incorporated herein by this reference.

Item 12.  Certain Relationships and Related Transactions

     Information contained under the caption "Compensation - Transactions With Directors and Officers" in the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on February 14, 2005, to be filed with the Commission within 120 days after the end of the fiscal year covered by this report, is incorporated herein by this reference.

Item 13.  Exhibits

     See Index to Exhibits.

Item 14.  Principal Accountant Fees and Services

     Information contained under the caption "Independent Auditors' Fees - Audit Fees"; "Independent Auditors' Fees - Audit-Related Fees"; "Independent Auditors' Fees - Tax Fees"; and "Independent Auditors' Fees - All other Fees" in the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on February 14, 2005, to be filed with the Commission within 120 days after the end of the fiscal year covered by this report, is incorporated herein by this reference.

Information contained under the caption "Report of the Audit Committee - Pre-Approval Policies and Procedures" in the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on February 14, 2005, to be filed with the Commission within 120 days after the end of the fiscal year covered by this report, is incorporated herein by this reference.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                            Gouverneur Bancorp, Inc.

    Date:  December 23, 2004            By: /s/ RICHARD F. BENNETT
                                            ------------------------------------
                                            Richard F. Bennett, President
                                            (Duly authorized representative)

In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:

December 23, 2004                           /s/ FRANK LANGEVIN
                                            ------------------------------------
                                            Frank Langevin, Chairman of the
                                            Board

December 23, 2004                           /s/ RICHARD F. BENNETT
                                            ------------------------------------
                                            Richard F. Bennett, President, Chief
                                            Executive Officer and Director

December 23, 2004                           /s/ ROBERT J. TWYMAN
                                            ------------------------------------
                                            Robert J. Twyman, Vice President and
                                            Chief Financial Officer, Principal
                                            financial and accounting officer

December 23, 2004                           /s/ CHARLES VANVLEET
                                            ------------------------------------
                                            Charles VanVleet, Vice President and
                                            Secretary

December 23, 2004                           /s/ RICHARD JONES
                                            ------------------------------------
                                            Richard Jones, Director

December 23, 2004                           /s/ ROBERT LEADER
                                            ------------------------------------
                                            Robert Leader, Director

December 23, 2004                           /s/ TIMOTHY MONROE
                                            ------------------------------------
                                            Timothy Monroe, Director

December 23, 2004                           /s/ JOSEPH PISTOLESI
                                            ------------------------------------
                                            Joseph Pistolesi, Director

December 23, 2004                           /s/ LARRY STRAW
                                            ------------------------------------
                                            Larry Straw, Director

INDEX TO EXHIBITS

Exhibit Number                  Document           Reference to Previous Filing,
--------------                  --------                  if applicable.
                                                          -------------

    3(1)             Certificate of Incorporation               **

    3(11)            Bylaws                                     **

    4                Form of Stock Certificate                  *

    10.1             Employee Stock Ownership Plan              *

    10.2             Stock Option Plan                          ***

    10.3             Management Recognition Plan                ***

    13               2004 Annual Report to Stockholders

    14               Code of Ethics for the President and       ****
                     Chief Executive Officer, Chief Financial
                     Officer, and Treasurer

    21               Subsidiaries of Registrant

    31.1 Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a - 15(e) and 15(d) - 15(e)

    31.2 Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a - 15(e) and 15(d) - 15(e)

    32.1             Certification of Principal Executive Officer pursuant to
                     Section 1350

    32.2             Certification of Principal Financial Officer pursuant to
                     Section 1350

     *Filed as exhibits to the Company's Form S-1 registration statement filed with the Commission on June 26, 1998 (File No.333-57845). All of such previously filed documents are hereby incorporated herein by reference in accordance with
Item 601 of Regulation S-K.

     **Filed as exhibits to the Company's Pre-effective Amendment No. One to Form S-1 filed with the Commission on August 5, 1999, 1998 (File No. 333-57845). All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

     ***Filed as exhibits to the Company's Definitive Proxy Statement on Form 14A filed with the Commission on September 9, 1999. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

     ****Filed as an exhibit to the Company's Form 10-KSB for the year ended September 30, 2003, as filed with the Commission on December 23, 2003. The previously filed document is hereby incorporated by reference in accordance with
Item 601 of Regulation S-K.