Form 10QSB
period 2004-12-31
GOUVERNEUR BANCORP INC
filed 2005-02-09
CIK 1063942

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2004

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                 Yes [X] No [_]

                                                          Outstanding at
            Class                                         December 31, 2004
            -----                                         -----------------
Common Stock, par value $ .01                                 2,284,234

Transitional Small Business Disclosure Format (check one):

                                 Yes [_] No [X]

                            GOUVERNEUR BANCORP, INC.
                                   FORM 10-QSB
                                TABLE OF CONTENTS


PART 1 - FINANCIAL INFORMATION                                              Page
------------------------------                                              ----

Item 1.  Financial Statements - Unaudited

         Consolidated Statements of Financial Condition at December 31,
         2004 and at September 30, 2004                                       3

         Consolidated Statements of Income for the three months ended
         December 31, 2004 and 2003                                           4

         Consolidated Statements of Changes in Shareholders' Equity for
         three months ended December 31, 2004 and 2003                        5

         Consolidated Statements of Cash Flows for the three months
         ended December 31, 2004 and 2003                                     7

         Notes to Consolidated Financial Statements                           8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.                                           11

Item 3.  Controls and Procedures                                              17

PART II - OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings                                                    18

Item 6.  Exhibits                                                             18

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                     GOUVERNEUR BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                  (In thousands, except share data) (Unaudited)

                                                                      December 31,    September 30
                                                                          2004            2004
                                                                      ------------    ------------
Assets:
Cash and due from banks                                               $      1,513    $      1,817
Interest-bearing deposits in bank                                            1,135             898
                                                                      ------------    ------------
             Total cash and cash equivalents                                 2,648           2,715

Securities available-for-sale                                               12,838          13,797
Securities held-to-maturity (fair value of $202 at December 31,
   2004 and $248 at September 30, 2004)                                        199             251

Loan held for sale                                                           2,250               -

Loans, net of deferred fees                                                 85,143          80,914
Less allowance for loan losses                                                (779)           (755)
                                                                      ------------    ------------
             Loans, net                                                     84,364          80,159

Investment in Federal Home Loan Bank stock, at cost                          1,350           1,150
Investment in life insurance                                                 3,621           3,582
Premises and equipment, net                                                  1,626           1,493
Accrued interest receivable and other assets                                 1,023           1,022
                                                                      ------------    ------------
             Total assets                                             $    109,919    $    104,169
                                                                      ============    ============

Liabilities:
Deposits: Non interest-bearing demand                                 $      1,381    $      1,327
          NOW and money market                                              11,681          10,710
          Savings                                                           19,715          20,038
          Time                                                              29,596          29,523
                                                                      ------------    ------------
             Total deposits                                                 62,373          61,598
                                                                      ------------    ------------

Advances form Federal Home Loan Bank                                        27,000          23,000
Other liabilities                                                            2,278           1,621
                                                                      ------------    ------------
             Total liabilities                                              91,651          86,219
                                                                      ------------    ------------

Shareholders' Equity:
Preferred stock, $.01 par value, 1,000,000 shares
  authorized; none issued                                                        -               -
Common stock, $.01 par value, 9,000,000 shares
  authorized; 2,384,040 shares issued                                           24              24
Additional paid-in capital                                                   4,666           4,642
Retained earnings                                                           13,851          13,632
Treasury stock, at cost, December 99,806 shares:
  September 100,931 shares                                                    (505)           (511)
Accumulated other comprehensive income                                         508             451
Unearned common stock held by MRP                                              (55)            (57)
Unallocated common stock held by ESOP                                         (221)           (231)
                                                                      ------------    ------------
             Total shareholders' equity                                     18,268          17,950
                                                                      ------------    ------------
             Total liabilities and shareholders' equity               $    109,919    $    104,169
                                                                      ============    ============

See accompanying notes to the consolidated financial statements.

                     GOUVERNEUR BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                (In thousands, except per share data) (Unaudited)

                                                                    Three Months Ended
                                                                       December 31,
                                                                       ------------
                                                                     2004         2003
                                                                  ---------    ---------
Interest income:
----------------
     Loans                                                        $   1,368    $   1,175
     Securities                                                         125          151
     Other short-term investments                                         7            3
                                                                  ---------    ---------
            Total interest income                                     1,500        1,329

Interest expense:
-----------------
     Deposits                                                           264          256
     Borrowings - short-term                                             49            6
     Borrowings - long-term                                             170          143
                                                                  ---------    ---------
            Total interest expense                                      483          405
                                                                  ---------    ---------

            Net interest income                                       1,017          924
Provision for loan losses                                                40           25
                                                                  ---------    ---------
            Net interest income after provision for loan losses         977          899

Non-interest income
-------------------
     Service charges                                                     48           45
     Realized (loss) on sales of securities                               -           (9)
     Earnings on investment in life insurance                            39            -
     Other                                                               36           32
                                                                  ---------    ---------
            Total non-interest income                                   123           68

Non-interest expenses
---------------------
     Salaries and employee benefits                                     422          338
     Directors fees                                                      34           20
     Occupancy and Equipment                                             92           81
     Data processing                                                     35           33
     Postage and supplies                                                26           20
     Professional fees                                                   61           32
     Foreclosed assets, net                                             (12)           8
     Other                                                              103           94
                                                                  ---------    ---------
            Total non-interest expenses                                 761          626
                                                                  ---------    ---------

            Income before income tax expense                            339          341

Income tax expense                                                      120          134
                                                                  ---------    ---------
            Net income                                            $     219    $     207
                                                                  =========    =========

Earnings per common share - basic                                 $    0.10    $    0.09
Earnings per common share - diluted                               $    0.10    $    0.09

See accompanying notes to the consolidated financial statements.

                     GOUVERNEUR BANCORP, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                      Three months ended December 31, 2004
                  (In thousands, except share data) (Unaudited)

                                                                                   Accumulated   Unearned   Unallocated
                                                Additional                            Other       common      common
                                     Common      Paid In    Retained    Treasury  Comprehensive stock held  stock held
                                     Stock       Capital    Earnings     Stock        Income      By MRP      by ESOP       Total
                                   ----------  ----------  ----------  ----------   ----------  ----------   ----------   ----------
Balance at
September 30, 2004                 $       24  $    4,642  $   13,632  $     (511)  $      451  $      (57)  $     (231)  $   17,950

Comprehensive Income:
  Net Income                                                      219                                                            219
  Change in net unrealized gain on
    Securities available for sale,
    net of taxes                                                                            57                                    57
                                                                                                                          ----------

   Total comprehensive income                                                                                                    276
                                                                                                                          ----------

Allocation of ESOP shares
  (2,137 shares)                                       22                                                            10           32
Amortization of MRP                                                                                      2                         2
Exercise of stock options
  (1,125 shares)                                        2                       6                                                  8
                                   ----------  ----------  ----------  ----------   ----------  ----------   ----------   ----------

Balance at December 31, 2004       $       24  $    4,666  $   13,851  $     (505)  $      508  $      (55)  $     (221)  $   18,268
                                   ==========  ==========  ==========  ==========   ==========  ==========   ==========   ==========

                     GOUVERNEUR BANCORP, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                      Three months ended December 31, 2003
                  (In thousands, except share data) (Unaudited)

                                                                                   Accumulated   Unearned   Unallocated
                                                Additional                            Other       common      common
                                     Common      Paid In    Retained    Treasury  Comprehensive stock held  stock held
                                     Stock       Capital    Earnings     Stock        Income      By MRP      by ESOP       Total
                                   ----------  ----------  ----------  ----------   ----------  ----------   ----------   ----------
Balance at
September 30, 2003                 $       24  $    4,577  $   13,365  $     (537)  $      487  $      (85)  $     (274)  $   17,557

Comprehensive Income:
  Net Income                                                      207                                                            207
  Change in net unrealized gain on
    Securities available for sale,
    net of taxes                                                                            12                                    12
                                                                                                                          ----------

   Total comprehensive income                                                                                                    219
                                                                                                                          ----------

Allocation of ESOP shares
  (1,841 shares)                                       13                                                            11           24

Amortization of MRP                                                                                      8                         8
Exercise of stock options
  (1,125 shares)                                                                5                                                  5
                                   ----------  ----------  ----------  ----------   ----------  ----------   ----------   ----------

Balance at December 31, 2003       $       24  $    4,590  $   13,572  $     (532)  $      499  $      (77)  $     (263)  $   17,813
                                   ==========  ==========  ==========  ==========   ==========  ==========   ==========   ==========

                     GOUVERNEUR BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands) (Unaudited)

                                                                                      Three Months Ended
                                                                                         December 31,
                                                                                         ------------
                                                                                      2004          2003
                                                                                   ----------    ----------
Cash flows from operating activities:
   Net Income                                                                      $      219    $      207

   Adjustments to reconcile net income to net cash provided by operating activities:
         Provision for loan losses                                                         40            25
         Depreciation                                                                      31            31
         Net amortization of securities premiums and discounts                              8            21
         Net realized loss on sales of securities                                           -             9
         Earnings on bank owned life insurance                                            (39)            -
         Allocated and earned shares of ESOP and  MRP                                      34            32
         Net realized gain on sale of foreclosed real estate                              (12)            -
         (Increase) decrease in accrued interest receivable and other assets              (21)          (20)
         Increase (decrease) in accrued interest payable and other liabilities            620           329
                                                                                   ----------    ----------
            Net cash provided by operating activities                                     880           634
                                                                                   ----------    ----------

Cash flows from investing activities:
   Net increase in loans                                                               (6,536)       (5,109)
   Proceeds from sales of securities AFS                                                    -         4,300
   Proceeds from maturities and principal reductions of securities AFS                  1,051         1,756
   Purchases of securities AFS                                                             (6)       (5,283)
   Proceeds from maturities and principal reductions of securities HTM                     52            20
   Additions to premises and equipment                                                   (164)          (10)
   Proceeds from sale of premises and equipment                                             -             3
   Proceeds from sale of foreclosed real estate                                            73             -
   Purchases of Federal Home Loan Bank stock                                             (200)         (250)
   Purchase of investment in life insurance                                                 -        (1,561)
                                                                                   ----------    ----------
            Net cash used in investing activities                                      (5,730)       (6,134)
                                                                                   ----------    ----------

Cash flows from financing activities:
   Net increase (decrease) in deposits                                                    775          (713)
   Proceeds from FHLB advances                                                          4,000         5,000
   Exercise of stock options                                                                8             5
                                                                                   ----------    ----------
            Net cash provided by financing activities                                   4,783         4,292
                                                                                   ----------    ----------

Net decrease in cash and cash equivalents                                                 (67)       (1,208)
Cash and cash equivalents at beginning of period                                        2,715         4,288
                                                                                   ----------    ----------

Cash and cash equivalents at end of period                                         $    2,648    $    3,080
                                                                                   ==========    ==========

Non-cash investing activities:
   Additions to foreclosed assets                                                  $       41    $       19
Cash paid during the period for:
   Interest                                                                               474           398
   Income taxes                                                                             -            66

See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.   Basis of Presentation
     ---------------------

     The accompanying unaudited financial statements include the accounts of Gouverneur Bancorp, Inc. (the "Company") and Gouverneur Savings and Loan Association (the "Bank"), the wholly owned and only subsidiary of the Company, as of December 31, 2004 and September 30, 2004 and for the three month periods ended December 31, 2004 and 2003. All material intercompany accounts and transactions have been eliminated in this consolidation. These statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles in the United States of America.

     In the opinion of management, all adjustments, consisting of only normal recurring adjustments or accruals, which are necessary for a fair presentation of the consolidated financial statements have been made at and for the three month periods ended December 31, 2004 and 2003. The results of operations for the three month period ended December 31, 2004 are not necessarily indicative of the results which may be expected for an entire fiscal year or other interim periods.

     The data in the consolidated statements of condition for September 30, 2004 was derived from the Company's annual report on Form 10-KSB. That data, along with the interim financial information presented in the consolidated statements of financial condition, income, shareholders' equity and cash flows should be read in conjunction with the 2004 consolidated financial statements, including the notes thereto included in the Company's 2004 Annual Report on Form 10-KSB.

2.   Earnings Per Common Share
     -------------------------

     Basic earnings per share is calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period. Unallocated shares held by the Company's Employee Stock Ownership Plan ("ESOP") are not included in the weighted average number of shares outstanding. Unearned shares held by the Company's Management Recognition Plan ("MRP") are not included in the weighted average number of shares outstanding. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, (for example, through the exercise of common stock options), as well as any adjustment to income that would result from the assumed issuance.

     Basic and diluted earnings per common share for the three-month periods ended December 31, 2004 and 2003 were computed as follows:

                      (In thousands, except per share data)

                                                           Three Months Ended
                                                              December 31,
                                                             2004        2003
                                                          ---------   ---------
     Basic earnings per common share:
     Net income                                           $     219   $     207
     Weighted average common shares outstanding               2,224       2,206
     Basic earnings per common share                      $    0.10   $    0.09

     Diluted earnings per common share:
     Net income                                           $     219   $     207
     Weighted average common shares outstanding               2,224       2,206
     Additional potentially dilutive securities
        (equivalent in common stock)
             Common Stock options                                36          34
                                                          ---------   ---------
     Diluted weighted average common shares outstanding       2,260       2,240
     Diluted earnings per common share                    $    0.10   $    0.09

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

     A summary of the unrealized gains (losses) and reclassification adjustments of securities available for sale and the related tax effects for the three month periods ended December 31, 2004 and 2003 is as follows:

                      (In thousands, except per share data)

                                                           Three Months Ended
                                                              December 31,
                                                             2004        2003
                                                          ---------   ---------
     Unrealized holding gains arising
        during the period                                 $      94   $      13

     Reclassification adjustment for losses realized in
        net income during period                                  -           9
                                                          ---------   ---------
                                                                 94          22
     Tax effect                                                 (37)        (10)
                                                          ---------   ---------

     Other comprehensive income, net of tax               $      57   $      12
                                                          =========   =========

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

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation:

                        (In thousands, except per share data)

                                                                   Three Months Ended
                                                                       December 31,
                                                                       ------------
                                                                     2004         2003
                                                                  ---------    ---------
     Net income, as reported                                      $     219    $     207

     Total stock-based compensation expense determined
        under fair value method for all awards, net of taxes             (2)          (6)
     Amounts included in determination of net income,
        net of taxes                                                      1            4
                                                                  ---------    ---------
     Pro forma net income                                         $     218    $     205
                                                                  =========    =========

     Earnings per share:
        Basic - as reported                                       $    0.10    $    0.09
        Basic - pro forma                                              0.10         0.09
        Diluted - as reported                                     $    0.10    $    0.09
        Diluted - pro forma                                            0.10         0.09

5.   Commitments and Contingencies
     -----------------------------

     Outstanding letters of credit written are conditional commitments issued by the Company to guarantee the performance by a customer to a third party. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments. The Company had no standby letters of credit as of December 31, 2004.

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

6.   Dividend Restrictions
     ---------------------

     Cambray Mutual Holding Company ("Cambray MHC"), the Company's parent mutual holding company, held 1,311,222 shares, or 57.4%, of the Company's issued and outstanding common stock, and shareholders other than Cambray MHC held 973,012 shares or 42.6% of such stock at December 31, 2004. Cambray MHC will file a notice with the Office of Thrift Supervision ("OTS") to waive its right to receive cash dividends during the 2005 calendar year.

     Cambray MHC waived receipt of several past dividends, paid by the Company. The dividends waived are considered a restriction on the retained earnings of the Company. As of December 31, 2004 and September 30, 2004, the aggregate retained earnings restricted for cash dividends waived was $747,000.

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

Critical Accounting Policies

Note 2 to the consolidated financial statements of the Company (included in item 7 of the Annual Report on Form 10-KSB of the Company for the year ended September 30, 2004) lists significant accounting policies used in the development and presentation of its financial statements. This discussion and analysis, the significant accounting policies, and other financial statement disclosures identify and address key variables and other qualitative and quantitative factors that are necessary for an understanding and evaluation of the Company's results of operations. The following accounting policy is the one identified by management to be critical to the results of operations:

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

     Management monitors the adequacy of the allowance for loan losses on an ongoing basis and reports its adequacy assessment quarterly to the Board of Directors and the Audit Committee.

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

Comparison of Financial Condition at December 31, 2004 and September 30, 2004.

     During the three months from September 30, 2004 through December 31, 2004, total assets increased $5.7 million, or 5.5% from $104.2 million to $109.9 million. Net loans increased by $6.4 million, or 8.0% from $80.2 million to $86.6 million. This increase resulted from growth of $3.7 million in residential real estate loans, $2.4 million in commercial real estate loans and $0.3 million in other consumer loans. Each of our offices grew their residential real estate portfolio as follows; $2.0 million in Alexandria Bay, $1.4 million in Clayton and $0.3 million in Gouverneur. One commercial real estate loan in the amount of $2.5 million was responsible for the growth in that portfolio. The loan carries a 90% guarantee, or $2.25 million, from the United States Department of Agriculture, ("USDA"). The guaranteed portion will be sold in the secondary market when we receive USDA approval. The guaranteed portion of this loan is classified as held for sale on the consolidated statements of financial condition at December 31, 2004.

     Borrowed funds from FHLB, consisting of advances and securities repurchase obligations, were $27.0 million on December 31, 2004 and $23.0 million on September 30, 2004. The increase of $4.0 million in borrowed funds is consistent with management's strategy to fund loan growth when our deposit growth is not sufficient by itself. Deposits increased $0.8 million, or 1.3%, during the quarter from $61.6 million to $62.4 million. Increases in demand deposits, NOW and money market accounts and time deposits more than offset a decrease in savings accounts.

     Our shareholders' equity rose by $318,000 during the first quarter of the fiscal year as net income of $219,000, combined with increases of $34,000 from the allocation of ESOP and MRP shares, $57,000 in the fair value (net of taxes) of our available-for-sale securities portfolio and the issuance of $8,000 in treasury stock. Treasury stock was used to supply the 1,125 shares needed when one director exercised some of his vested stock options.

     Non-performing assets increased from $442,000 on September 30, 2004 to $469,000 at December 31, 2004 while the ratio of non-performing assets to total assets increased from 0.36% to 0.43% over the same period. Non-performing loans increased from 0.47% of total loans at September 30, 2004 to 0.52% at December 31, 2004. A summary of the Company's non-performing assets and related ratios follows:

       Non-performing assets                December 31,   September 30,
                                                2004           2004
                                            -----------    -----------
       Non-accrual loans
       -----------------
       Residential mortgages
           and home equity loans            $       150    $       247
       Commercial mortgages                         226              -
       Consumer other                                19              5
       Commercial other                               -              -
                                            -----------    -----------
           Total non-accrual loans                  395            252

       Restructured commercial mortgage              56            104
       Restructured commercial other                  -             24
                                            -----------    -----------
           Total non-performing loans               451            380

       Foreclosed real estate                         -             53
       Other repossessed assets                      18              9
                                            -----------    -----------
           Total non-performing assets      $       469    $       442
                                            ===========    ===========

       Non-performing loans to
           Total loans                             0.52%          0.47%

       Non-performing assets to
           Total assets                            0.43%          0.36%

     Five of seven non-accrual residential mortgages are currently in foreclosure proceedings.

     The restructured commercial mortgage category is comprised of one loan in the amount $56,000 to a borrower in bankruptcy proceedings. We have been given the right to sell the property by the court and expect to fully recover, when the property is sold. The Company had no loans more than 90 days delinquent and accruing at December 31, 2004 or September 30, 2004.

     Two loans total the $226,000 non-accrual balance for commercial mortgages.

     Management believes that these non-performing loans are adequately secured by collateral. Further, management is not aware of any factors common to these loans, which caused their non-performance or any developments that suggest an upward trend in delinquencies. Accordingly, while we will continue to monitor asset quality, management has determined that the allowance for loan losses is appropriate at this time.

Comparison of Results of Operations for the Three Months Ended December 31, 2004 and 2003.

     General. Our net income for the three months ended December 31, 2004 was $219,000, an increase of $12,000, or 5.8%, over our net income of $207,000 for the same period last year. The increase in net income was produced by the combination of the following factors:

     1. our net interest income increased by $93,000, as interest income increased $171,000 and interest expense increased by $78,000,

     2. non-interest income grew by $55,000 over last year's period principally due to earnings on the investment in life insurance of $39,000,

     3. the provision for loan losses increased by $15,000 for the first quarter of this fiscal year versus last fiscal year,

     4. non-interest expenses increased $135,000 from last year to this year principally due to the addition of personnel and

     5.   a decrease of $14,000 in income taxes.

     Basic and diluted earnings per share were $0.10 for this year's quarter versus $0.09 for both measures in last year's quarter.

     Interest Income. Interest income increased $171,000, or 12.9%, from the three months ended December 31, 2003 to the three months ended December 31, 2004. A decrease of 9 basis points (0.09%) in the average interest rate earned on interest-earning assets from 6.08% for the quarter ending December 31, 2003 to 5.99% for the quarter ending December 31, 2004 accounted for a decrease in our interest income of $64,000, while an increase of $12.6 million in the average balance of interest-earning assets from $86.8 million to $99.4 million resulted in an increase of $235,000 in interest income.

     Interest income on loans increased by $193,000. A decrease of 39 basis points (0.39%) from 6.88% in last year's quarter to 6.49% in this year's quarter in the average interest rate on loans decreased our interest income by $69,000 while an increase of $15.8 million in the average balance of loans from $67.8 million to $83.6 million resulted in an increase of $262,000 in interest income.

     The increase in the average interest rate on our securities of 3 basis points, or 0.03%, from 3.46% in last year's quarter to 3.49% in this year's quarter increased interest income by $1,000, while a decrease of $3.1 million in the average balance of securities from $17.3 million to $14.2 million decreased interest income by $27,000, resulting in a net decrease in interest income of $26,000. A 104 basis points (1.04%) increase in the average interest rate on other short-term investments increased interest income by $4,000.

     Interest Expense. Interest expense increased $78,000, or 19.3%, from the three months ended December 31, 2003 to the three months ended December 31, 2004. A decrease of 3 basis points in the average interest rate paid on interest-bearing liabilities from 2.24% in last year's quarter to 2.21% in this year's quarter accounted for a decrease in our interest expense of $33,000, while an increase of $15.0 million in the average balance of interest-bearing liabilities from $71.6 million to $86.6 million resulted in an increase of $111,000 in interest expense.

     The average rates we paid on time certificates, and on funds we borrowed from FHLB decreased by 10 basis points (0.10%) and 70 basis points (0.70%) respectively, while increasing on NOW and money market accounts by 11 basis points (0.70%) and remaining the same on savings accounts and club accounts.

     Interest expense on time certificates decreased by $1,000. The decrease in the average rate paid on time certificates from 2.66% last year to 2.56% this year decreased our interest expense by $7,000 while the increase in the average balance of time certificates by $0.9 million from $28.5 million to $29.4 million increased our interest expense by $6,000. Interest expense on NOW and money market accounts increased by $7,000. The increase in the average rate paid on NOW and money market accounts from 0.63% in the December 2003 quarter to 0.74% in the December 2004 quarter increased our interest expense by $3,000 while the increase in the average balance of NOW and money market accounts by $2.3 million from $9.5 million to $11.8 million increased our interest expense by $4,000.

     Interest expense on funds borrowed from FHLB increased by $70,000. The decrease in the average interest rate on funds borrowed from FHLB from 4.13% for the quarter ended December 31, 2003 to 3.43% for the quarter ended December 31, 2004 decreased interest expense by $29,000, while an increase of $11.0 million in the average balance of funds borrowed from FHLB from $14.3 million in last year's quarter to $25.3 million in this year's quarter resulted in a $99,000 increase in interest expense.

     Net Interest Income. The result of the $171,000 increase in interest income combined with the $78,000 increase in interest expense was a $93,000 increase in net interest income. Our interest rate spread (the difference between the average rate we earn and the average rate we pay) decreased by 6 basis points (0.06%) from 3.84% to 3.78%, while our net interest margin decreased by 16 basis points to 4.06% in the first quarter of fiscal 2004, from 4.22% for the first quarter of fiscal 2003.

     Average shareholders' equity represented 18.2% of average interest-earning assets for the quarter ended December 31, 2004, while it represented 20.4% of average interest-earning assets for the same quarter last year. Our ratio of average interest-earning assets to average interest-bearing liabilities decreased from 1.21 times in fiscal 2004 to 1.15 times in fiscal 2004.

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

     For the three months ended December 31, 2004, we provided $40,000 for loan losses, compared to $25,000 in the same quarter last year. At December 31, 2004, the ratio of our loan allowance to total loans was 0.90% as compared to 0.95% on December 31, 2003. On September 30, 2004 the allowance was $755,000, or 0.94% of total loans, and we determined at the end of the quarter that the appropriate level for the allowance was $779,000. We had charge-offs during the quarter of $30,000 and recoveries of $14,000, so a $40,000 provision was necessary to reach the desired level for the allowance. Our level of non-accruing loans, loans 90 days and still accruing and restructured loans was $451,000, or 0.52% of total loans, at December 31, 2004 as compared to $742,000, or 1.06% of total loans, at December 31, 2003. The reduction in the ratio of the loan loss allowance to total loans from September 2004 to December 2004 is justified by; 1) the current level of non-performing loans and 2) the fact that most of the growth in loans originated by the Bank were residential real estate loans, rather than commercial and consumer loans, which have more risk and 3) the addition of a $2.5 million USDA guaranteed loan in 2004, of which 90%, or $2.25 million, is held for sale.

     Non-interest Income. Our non-interest income was $55,000 higher in the fiscal 2005 quarter as compared to the fiscal 2004 quarter. Income on bank owned life insurance increased by $39,000 from last year. Also, there were no sales of securities in the first quarter of fiscal 2005, while in the first quarter of fiscal 2004, a loss on sales of securities of $9,000 was recognized.

     Non-interest Expenses. Non-interest expenses increased by $135,000 from the 2004 fiscal quarter to the 2005 fiscal quarter. Increases in salaries and employee benefits of $84,000, directors' fees of $14,000, occupancy and equipment of $11,000, data processing of $2,000, postage and supplies of $6,000, professional fees of $29,000 and $9,000 in other expense were partially offset by a decrease of $20,000 in foreclosed assets expense. The increase in salaries and benefits is the result of performance increases to our employees as well as last year's hiring of a commercial loan officer and an assistant treasurer. It also reflects an increase in the cost of health insurance benefits. Director fees increased as the result of an increase in meeting fees, the first since fiscal 2000, and an increase in the number of loan committee meetings. Occupancy and equipment expenses are higher due to the addition of a computer service contract. The increase in professional fees represents additional costs for both our independent public accountants and our internal audit firm. Most of the increase is the result of working to conform to the requirements of the Sarbanes-Oxley Act of 2002, section 404 ("SOX 404"), which mandates internal control over financial reporting. As a non-accelerated filer, we must comply with SOX 404 by September 30, 2005, the end of our current fiscal year.

     At December 31, 2004, we had thirty-two full-time and one part-time employee, compared to thirty full time and two part-time employees at the end of December 2003.

     Income tax expense. Our income tax expense decreased by $14,000, or 10.4%, comparing the first quarter of fiscal 2005 to the same quarter of fiscal 2004. The decreased expense was the result of lower taxable income, as the income earned on the investment in life insurance is non-taxable.

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

     In general, we manage our liquidity by maintaining a sufficient level of short-term investments so funds are readily available for investment in loans when needed. During the three months ended December 31, 2004, we decreased our cash and cash equivalents by $67,000.

     Deposits increased by $775,000 during the quarter ended December 31, 2004. In addition to factors within our control, such as our deposit pricing strategies and our marketing efforts, deposit flows are affected by the level of general market interest rates, the availability of alternate investment opportunities, general economic conditions, and other factors outside our control. We borrowed an additional $4.0 million from FHLB during the quarter ended December 31, 2004 to fund the additional loan growth.

     We monitor our liquidity regularly. Excess liquidity is invested in overnight federal funds sold and other short-term investments. If we need additional funds, we can borrow those funds, although the cost of borrowing money is normally higher than the average cost of deposits. As a member of the FHLB, the Bank can arrange to borrow an additional $13.8 million against our one to four family mortgage portfolio. We have used borrowed funds to help us leverage capital and grow the Bank, but have not needed borrowings to cover liquidity shortfalls. In addition to borrowings, we believe that, if we need to do so, we can attract additional deposits by increasing the rates we offer.

     We measure liquidity on a monthly basis and want to maintain a liquidity ratio of between 5% and 15%. At December 31, 2004, the ratio is 11.3%. We will continue to monitor liquidity and adjust deposit rates or pay off borrowed funds as necessary.

Off Balance Sheet Arrangements

     The Company's financial statements do not reflect off-balance sheet arrangements that are made in the normal course of business. These off-balance sheet arrangements consist of unfounded loans.

     We had $2.6 million in outstanding commitments to make loans at December 31, 2004, along with $3.1 million of unused home equity, commercial and overdraft lines of credit. We also have a commitment to sell the $2.25 million guaranteed portion of a USDA guaranteed loan we originated. We are awaiting USDA approval for the sale. We anticipate that we will have enough funds to meet our current loan commitments and to fund draws on the lines of credit through the normal turnover of our loan and securities portfolios. At December 31, 2004, we had $16.6 million of time certificates scheduled to mature within one year. We anticipate that we can retain substantially all of those deposits if we need to do so to fund loans and other investments as part of our efforts to grow and leverage our capital.

Capital Resources

     The OTS has minimum capital ratio requirements applying to the Bank, but there are no comparable minimum capital requirements that apply to us as a savings and loan holding company. At December 31, 2004, the Bank exceeded all regulatory capital requirements of the OTS applicable to it, with Tier I capital of $17.5 million, or 16.0% of average assets and with risk-based capital of $18.3 million, or 28.9% of risk-weighted assets. The Bank also had tangible capital of $17.5 million, or 16.0% of average tangible assets. The Bank was classified as "well capitalized" at December 31, 2004 under OTS regulations.

Item 3.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. The term "disclosure controls and procedures" is defined in Rule 13a-14(c) of the Securities Exchange Act of 1934, or (the "Exchange Act"). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2004, and they have concluded that as of that date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

(b) Changes in Internal Controls. There were no significant changes to our internal controls or in other factors that could significantly affect our internal controls during the quarter ended December 31, 2004, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

                                    Gouverneur Bancorp, Inc.


Date: February 9, 2005              By: /s/ RICHARD F. BENNETT
                                        ----------------------
                                    Richard F. Bennett
                                    President and Chief Executive Officer
                                    (principal executive officer and officer
                                    duly authorized to sign on behalf of the
                                    registrant)

                                    By: /s/ ROBERT J. TWYMAN
                                        --------------------
                                    Robert J. Twyman
                                    Vice President and Chief Financial Officer
                                    (principal financial officer duly authorized
                                    to sign on behalf of the registrant)