Form 10QSB
period 2005-03-31
GOUVERNEUR BANCORP INC
filed 2005-05-11
CIK 1063942

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2005

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

                                Yes [X]   No [ ]

                                                           Outstanding at
              Class                                        March 31, 2005
   -----------------------------                           --------------
   Common Stock, par value $ .01                              2,284,234


Transitional Small Business Disclosure Format (check one):
                                 Yes [ ]   No [X]

                            GOUVERNEUR BANCORP, INC.
                                   FORM 10-QSB
                                TABLE OF CONTENTS

PART 1 - FINANCIAL INFORMATION                                              Page
------------------------------                                              ----

Item 1.  Financial Statements - Unaudited

         Consolidated Statements of Financial Condition at March 31, 2005
         and September 30, 2004                                               3

         Consolidated Statements of Income for the three and six months
         ended March 31, 2005 and March 31, 2004                              4

         Consolidated Statements of Shareholders' Equity for the
         six months ended March 31, 2005 and 2004                             5

         Consolidated Statements of Cash Flows for the six months ended
         March 31, 2005 and 2004                                              7

         Notes to Consolidated Financial Statements                           8

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.                                              11

Item 3.  Controls and Procedures                                             20

PART II - OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings                                                   20

Item 4.  Submission of Matters to a Vote of Security Holders                 21

Item 6.  Exhibits                                                            22

SIGNATURES                                                                   22

EXHIBITS                                                                     23


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                     GOUVERNEUR BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                  (In thousands, except share data) (Unaudited)

                                                             March 31,    September 30,
                                                               2005           2004
                                                           ------------   ------------
Assets:
Cash and due from banks                                    $      1,883   $      1,817
Interest-bearing deposits in bank                                 1,248            898
                                                           ------------   ------------
              Total cash and cash equivalents                     3,131          2,715

Securities available-for-sale                                    11,933         13,797
Securities held-to-maturity
 (fair value 2005 $195: 2004 $248)                                  193            251

Loans, held for sale                                              2,976             --

Loans receivable, net of allowance for loan losses
 2005 $810: 2004 $755                                            86,136         80,159

Investment in Federal Home Loan Bank stock, at cost               1,450          1,150
Investment in life insurance                                      3,651          3,582
Premises and equipment, net                                       1,603          1,493
Accrued interest receivable and other assets                      1,042          1,022
                                                           ------------   ------------
              Total assets                                 $    112,115   $    104,169
                                                           ============   ============
Liabilities:
Deposits:   Non-interest-bearing demand                    $      1,602   $      1,327
            NOW and money market                                 12,116         10,710
            Savings                                              19,597         20,038
            Time                                                 29,582         29,523
                                                           ------------   ------------
              Total deposits                                     62,897         61,598
                                                           ------------   ------------

Advances from the Federal Home Loan Bank of New York             29,000         23,000
Other liabilities                                                 1,991          1,621
                                                           ------------   ------------
              Total liabilities                                  93,888         86,219
                                                           ------------   ------------
Shareholders' Equity:
Preferred stock, $.01 par value, 1,000,000 shares
 authorized; none issued                                             --             --
Common stock, $.01 par value, 9,000,000 shares
 authorized; 2,384,040 shares issued                                 24             24
Additional paid-in capital                                        4,687          4,642
Retained earnings                                                13,986         13,632
Treasury stock, at cost, 99,806 shares at March 31,
 2005 and 100,931 shares at September 30, 2004                     (505)          (511)
Accumulated other comprehensive income                              298            451
Unearned common stock held by Management
 Recognition Plan                                                   (53)           (57)
Unallocated common stock held by Employee Stock
 Ownership Plan                                                    (210)          (231)
                                                           ------------   ------------
              Total shareholders' equity                         18,227         17,950
                                                           ------------   ------------
              Total liabilities and shareholders'
               equity                                      $    112,115   $    104,169
                                                           ============   ============

See accompanying notes to consolidated financial statements.


                     GOUVERNEUR BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                (In thousands, except per share data) (Unaudited)

                                                                Three Months Ended             Six Months Ended
                                                                    March 31,                     March 31,
                                                           ---------------------------   ---------------------------
                                                               2005           2004           2005           2004
                                                           ------------   ------------   ------------   ------------
Interest income:
----------------
  Loans                                                    $      1,428   $      1,193   $      2,796   $      2,368
  Securities - taxable                                              114            136            227            278
               non-taxable                                           12              6             24             15
  Other short-term investments                                        8              4             15              7
                                                           ------------   ------------   ------------   ------------
     Total interest income                                        1,562          1,339          3,062          2,668

Interest expense:
-----------------
  Deposits                                                          265            246            529            502
  Borrowings - short term                                            80             15            129             21
  Borrowings - long term                                            168            142            338            285
                                                           ------------   ------------   ------------   ------------
     Total interest expense                                         513            403            996            808
                                                           ------------   ------------   ------------   ------------

     Net interest income                                          1,049            936          2,066          1,860
  Provision for loan losses                                          30             25             70             50
                                                           ------------   ------------   ------------   ------------
     Net interest income after provision for loan losses          1,019            911          1,996          1,810

Non-interest income:
--------------------
  Service charges                                                    43             38             91             83
  Realized gain on sales of securities                               96             89             96             80
  Realized loss on sales of loans                                   (17)            --            (17)            --
  Earnings on investment in life insurance                           30             28             69             28
  Other                                                              38             28             74             60
                                                           ------------   ------------   ------------   ------------
     Total non-interest income                                      190            183            313            251

Non-interest expenses
---------------------
  Salaries and employee benefits                                    414            383            836            721
  Directors fees                                                     29             26             63             46
  Occupancy and equipment                                            95             89            187            170
  Data processing                                                    35             32             70             65
  Postage and supplies                                               25             25             51             45
  Professional fees                                                  43             49            104             81
  Foreclosed assets, net                                              3             12             (9)            20
  Other                                                             133            125            236            219
                                                           ------------   ------------   ------------   ------------
     Total non-interest expenses                                    777            741          1,538          1,367
                                                           ------------   ------------   ------------   ------------

     Income before income tax expense                               432            353            771            694

Income tax expense                                                  161            130            281            264
                                                           ------------   ------------   ------------   ------------

     Net income                                            $        271   $        223   $        490   $        430
                                                           ============   ============   ============   ============

Earnings per common share - basic                          $       0.12   $       0.10   $       0.22   $       0.20
Earnings per common share - diluted                        $       0.12   $       0.10   $       0.22   $       0.20


See accompanying notes to consolidated financial statements


                     GOUVERNEUR BANCORP, INC AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                         Six months ended March 31, 2005
                  (In thousands, except share data) (Unaudited)

                                                                        Accumulated   Unearned   Unallocated
                                               Additional                 Other        Common      Common
                                     Common     Paid in     Retained   Comprehensive stock held  stock held     Treasury
                                     Stock      capital     earnings      Income       by MRP      by ESOP       stock      Total
                                     -------   --------     --------      -------     --------     --------     -------   ---------
Balance at September 30, 2004        $    24   $  4,642     $ 13,632      $   451     $    (57)    $   (231)    $  (511)  $  17,950


Comprehensive income:
   Net income                                                    490                                                            490
   Change in net unrealized gain
    on securities available for
    sale, net of reclassification
    adjustment and tax effects                                               (153)                                             (153)
                                                                                                                          ---------
    Total comprehensive income                                                                                                  337
                                                                                                                          ---------
Allocation of ESOP (4,440 shares)                    43                                                  21                      64

Amortization of MRP                                                                          4                                    4
Exercise of stock options (1,125
 shares)                                              2                                                               6           8

Cash dividends declared
   ($0.14 per share)                                            (136)                                                          (136)
                                     -------   --------     --------      -------     --------     --------     -------   ---------
Balance at March 31, 2005            $    24   $  4,687     $ 13,986      $   298     $    (53)    $   (210)    $  (505)  $  18,227
                                     =======   ========     ========      =======     ========     ========     =======   =========

See accompanying notes to consolidated financial statements


                     GOUVERNEUR BANCORP, INC AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                         Six months ended March 31, 2004
                  (In thousands, except share data) (Unaudited)
                                                                       Accumulated   Unearned   Unallocated
                                              Additional                 Other        Common      Common
                                    Common     Paid in     Retained   Comprehensive stock held  stock held     Treasury
                                     Stock      capital     earnings      Income       by MRP      by ESOP       stock      Total
                                    -------   --------     --------      -------     --------     --------     -------   ---------

Balance at September 30, 2003       $    24   $  4,577     $ 13,365      $   487     $    (85)    $   (274)    $  (537)   $ 17,557

Comprehensive income:
   Net income                                                   430                                                            430
   Change in net unrealized gain
    on securities available for
    sale, net of taxes                                                        26                                                26
                                                                                                                         ---------
    Total comprehensive income                                                                                                 456
                                                                                                                         ---------
Allocation of ESOP (4,121 shares)                   32                                                  21                      53

Amortization of MRP                                                                        14                                   14
Exercise of stock options (4,225
 shares)                                             1                                                              21          22

Cash dividends declared
   ($0.13 per share)                                           (296)                                                          (296)
                                    -------   --------     --------      -------     --------     --------     -------   ---------

Balance at March 31, 2004           $    24   $  4,610     $ 13,499      $   513     $    (71)    $   (253)    $  (516)  $  17,806
                                    =======   ========     ========      =======     ========     ========     =======   =========

See accompanying notes to consolidated financial statements


                     GOUVERNEUR BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands) (Unaudited)

                                                                                    Six Months Ended
                                                                                        March 31,
                                                                               ---------------------------
                                                                                   2005           2004
                                                                               ------------   ------------
Cash flows from operating activities:
   Net Income                                                                  $        490   $        430

   Adjustments to reconcile net income to net cash provided by operating activities:
       Provision for loan losses                                                         70             50
       Depreciation                                                                      60             61
       Net amortization of securities premiums and discounts                             13             35
       Net realized gains on sales of securities                                        (96)           (80)
       Net realized losses on sales of loans                                             17             --
       Earnings on bank owned life insurance                                            (69)           (28)
       Allocated and earned shares of ESOP and MRP                                       68             67
       Net realized gain on sale of foreclosed assets                                   (13)            --
       Increase in accrued interest receivable and other assets                         (50)            --
       Increase (decrease) in accrued interest payable and other liabilities            472           (282)
                                                                               ------------   ------------
             Net cash provided by operating activities                                  962            253
                                                                               ------------   ------------
Cash flows from investing activities:
   Net increase in loans                                                             (9,384)        (6,555)
   Purchases of loans                                                                    --           (609)
   Proceeds from sales of loans                                                         271             --
   Proceeds from sales of securities AFS                                                210          7,080
   Proceeds from maturities and principal reductions of securities AFS                1,495          3,202
   Purchases of securities AFS                                                          (13)        (6,626)
   Proceeds from maturities and principal reductions of securities HTM                   58             37
   Proceeds from the sale of foreclosed assets                                          116             --
   Additions to premises and equipment                                                 (170)           (22)
   Purchases of Federal Home Loan Bank stock                                           (300)          (265)
   Purchase of investment in life insurance                                              --         (3,500)
                                                                               ------------   ------------
            Net cash used in investing activities                                    (7,717)        (7,258)
                                                                               ------------   ------------
Cash flows from financing activities:
   Net increase in deposits                                                           1,299            671
   Net proceeds from FHLB short-term advances                                         6,000          5,300
   Exercise of stock options                                                              8             22
   Cash dividends paid                                                                 (136)          (296)
                                                                               ------------   ------------
            Net cash provided by financing activities                                 7,171          5,697
                                                                               ------------   ------------

   Net increase (decrease) in cash and cash equivalents                                 416         (1,308)
   Cash and cash equivalents at beginning of period                                   2,715          4,288
                                                                               ------------   ------------
   Cash and cash equivalents at end of period                                  $      3,131   $      2,980
                                                                               ============   ============

Non-cash investing activities:
   Additions to foreclosed assets                                              $         73   $        101
Cash paid during the period for:
   Interest                                                                             935            817
   Income taxes                                                                         129            177

See accompanying notes to consolidated financial statements.

                     GOUVERNEUR BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.   Basis of Presentation
     ---------------------

     The accompanying unaudited financial statements include the accounts of Gouverneur Bancorp, Inc. (the "Company") and Gouverneur Savings and Loan Association (the "Bank"), the wholly owned and only subsidiary of the Company, as of March 31, 2005 and September 30, 2004 and for the three and six month periods ended March 31, 2005 and 2004. All material intercompany accounts and transactions have been eliminated in this consolidation. These statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles in the United States of America.

     In the opinion of management, all adjustments, consisting of only normal recurring adjustments or accruals, which are necessary for a fair presentation of the consolidated financial statements have been made at and for the three month and the six month periods ended March 31, 2005 and 2004. The results of operations for the three month and six month periods ended March 31, 2005 are not necessarily indicative of the results which may be expected for an entire fiscal year or other interim periods.

     The data in the consolidated statements of condition for September 30, 2004 was derived from the Company's annual report on Form 10-KSB. That data, along with the interim financial information presented in the consolidated statements of financial condition, income, shareholders' equity and cash flows should be read in conjunction with the 2004 consolidated financial statements, including the notes thereto included in the Company's Annual Report on Form 10-KSB.

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


     Basic and diluted earnings per share for the three-month and six month periods ending March 31, 2005 and 2004 were computed as follows:

(In thousands, except per share data)

                                                    Three Months Ended         Six Months Ended
                                                         March 31,                 March 31,
                                                 -----------------------   -----------------------
                                                    2005         2004         2005         2004
                                                 ----------   ----------   ----------   ----------
Basic earnings per share:
Net income                                       $      271   $      223   $      490   $      430

Weighted average common shares outstanding            2,228        2,213        2,226        2,209
                                                 ----------   ----------   ----------   ----------
Basic earnings per share                         $     0.12   $     0.10   $     0.22   $     0.20
                                                 ==========   ==========   ==========   ==========

Diluted earnings per share:
Net income                                       $      271   $      223   $      490   $      430

Weighted average common shares outstanding            2,228        2,213        2,226        2,209
Additional potentially dilutive securities
 from common stock options                               35           34           35           33
                                                 ----------   ----------   ----------   ----------
Diluted weighted average common shares
outstanding                                           2,263        2,247        2,261        2,242
                                                 ==========   ==========   ==========   ==========
Diluted earnings per share                       $     0.12   $     0.10   $     0.22   $     0.20
                                                 ==========   ==========   ==========   ==========

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

     A summary of the unrealized gains (losses) and reclassification adjustments of securities available for sale and the related tax effects for the three and six month periods ended March 31, 2005 and 2004 is as follows:

                                 (In thousands)

                                                    Three Months Ended         Six Months Ended
                                                         March 31,                 March 31,
                                                 -----------------------   -----------------------
                                                    2005         2004         2005         2004
                                                 ----------   ----------   ----------   ----------
Unrealized holding gains (losses) arising
 during the period                               $     (253)  $      111   $     (159)  $      124

Reclassification adjustment for gains realized
 in net income during period                            (96)         (89)         (96)         (80)
                                                 ----------   ----------   ----------   ----------

Net unrealized losses                                  (349)          22         (255)          44
Tax effect                                              139           (8)         102          (18)
                                                 ----------   ----------   ----------   ----------

Other comprehensive income (loss), net of tax    $     (210)  $       14   $     (153)          26
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

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation:

                      (In thousands, except per share data)

                                               Three Months Ended          Six Months Ended
                                                    March 31,                  March 31,
                                            -----------------------   -----------------------
                                               2005         2004         2005         2004
                                            ----------   ----------   ----------   ----------
Net income, as reported                     $      271   $      223   $      490   $      430

Total stock-based compensation expense
 determined under fair value method for
 all awards, net of taxes                           (1)          (6)          (3)         (12)
Amounts included in determination of net
 income, net of taxes                                1            4            2            8
                                            ----------   ----------   ----------   ----------
 Pro forma net income                       $      271   $      221   $      489   $      426
                                            ==========   ==========   ==========   ==========
Earnings per share:
    Basic - as reported                     $     0.12   $     0.10   $     0.22   $     0.20
    Basic - pro forma                             0.12         0.10         0.22         0.19
    Diluted - as reported                   $     0.12   $     0.10   $     0.22   $     0.20
    Diluted - pro forma                           0.12         0.10         0.22         0.19

5.   Commitments and Contingencies
     -----------------------------

     Outstanding letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments. The Company had no standby letters of credit as of March 31, 2005.

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

6.   Dividend Restrictions
     ---------------------

     Cambray Mutual Holding Company ("Cambray MHC"), the Company's parent mutual holding company, held 1,311,222 shares or 57.4% of the Company's issued and outstanding common stock, and shareholders other than Cambray MHC held 973,012 shares or 42.6% of such stock at March 31, 2005. Cambray MHC filed a notice with the Office of Thrift Supervision ("OTS") to waive its right to receive cash dividends during the 2005 calendar year. The Company announced a cash dividend to shareholders of record as of March 15, 2005 of $0.14 per share of common stock, which was paid on March 31, 2005 to all public shareholders.

     Cambray MHC waived receipt of the current and several past dividends paid by the Company. The dividends are considered as restrictions in the retained earnings of the Company. As of March 31, 2005 and September 30, 2004, the aggregate retained earnings restricted for cash dividends waived were $931,000 and $747,000 respectively.

7.   Recently Issued Accounting Standards
     ------------------------------------

     In December 2004, the Financial Accounting Standards Board issued Statement No. 123(R), "Share-Based Payment". Statement No. 123(R) revised Statement No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees", and its related implementation guidance. Statement No. 123(R) will require compensation costs related to share-based payment transactions to be recognized in the financial statements (with limited exceptions). The amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. The statement is effective for the Company as of October 1, 2006. The Company is evaluating the impact that the adoption will have on the consolidated financial statements.

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

Critical Accounting Policies

Note 2 to the consolidated financial statements of the Company (included in Item 7 of the Annual Report on Form 10-KSB of the Company for the year ended September 30, 2004) lists significant accounting policies used in development and presentation of its financial statements. This discussion and analysis, the significant accounting policies, and other financial statement disclosures identify and address key variables and other qualitative and quantitative factors that are necessary for an understanding and evaluation of the Company's results of operations. The following accounting policy is the one identified by management to be critical to the results of operations:

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

General

         The Company conducts no income generating activities other than holding the stock of the Bank and a loan to the ESOP used to purchase shares of Company common stock for the participants. Consequently, the net income of the Company is derived primarily from its investment in the Bank. The Bank's net income depends, to a large extent, on its net interest income, which is the difference between interest earned on its interest earning assets, such as loans and investments, and the cost of funds, consisting of interest paid on interest bearing liabilities, such as deposits and borrowings. The Bank's net income is also affected by the provision for loan losses, as well as by the amount of other income, including income from fees and service charges, net gains and losses on sales of investments and operating expenses such as salaries and employee benefits costs, net expenses on foreclosed assets and various categories of operational expenses. External factors, such as general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities, can have a substantial effect on profitability.

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

Recent Developments

         We have committed to expand the Bank's facilities at our main office in Gouverneur, to provide contiguous office space and improved drive-up services. We are evaluating several alternative designs, with a view towards completing the project efficiently and with minimal disruption to Bank operations and customer service. Based upon our estimate of the time it will take for us to select the best design, we believe that construction will probably not begin until the spring of 2006.

Comparison of Financial Condition at March 31, 2005 and September 30, 2004.

         Total assets at March 31, 2005 were $112.1 million, an increase of $7.9 million, or 7.6%, from $104.2 million at September 30, 2004. Net loans increased by $8.9 million, or 11.1%, from $80.2 million to $89.1 million. The increase in loans resulted from increases of $5.5 million in residential real estate loans, $3.2 million in commercial real estate loans and $0.5 million in other consumer loans, combined with a decrease of $0.3 million in other commercial loans. One commercial real estate loan in the amount of $2.5 million was responsible for most of the growth in that portfolio. That loan carries a 90% guarantee, or $2.25 million, conditional on completion of necessary construction, from the United States Department of Agriculture ("USDA"). The guaranteed portion, which will be sold in the secondary market when we receive final USDA approval, is classified as held for sale on the consolidated statements of financial condition at March 31, 2005. Automobile loans, while hampered by special low and no rate financing arrangements offered by automobile manufacturers, may have bottomed out since that portfolio is up slightly. The decrease in other commercial loans was the result of the payoff of one Small Business Association ("SBA") guaranteed loan and the sale of one USDA guaranteed loan totaling $0.5 million. Six other guaranteed loans totaling $0.7 million have been committed for sale in the secondary market and are included in the loans held for sale on the consolidated statements of financial condition at March 31, 2005. These sales all settled by May 2, 2005.

         Borrowed funds from FHLB, consisting of advances and security repurchase obligations, were $29.0 million on March 31, 2005. The increase of $6.0 million in borrowed funds is consistent with management's strategy to fund loan growth when deposit growth is not sufficient by itself. Deposits increased $1.3 million, or 2.1%, during the six months from $61.6 million to $62.9 million. Increases in demand deposits and NOW and money market accounts by $0.3 million and $1.4 million, respectively, more than offset a decrease of $0.6 million in savings accounts. Time deposits remained at $29.5 million.

         Shareholders' equity increased $277,000 for the six months ended March 31, 2005, as net income of $490,000 combined with increases of $68,000 from the allocation of ESOP and MRP shares and $8,000 from the issuance of treasury stock, more than offset decreases of $153,000 in the fair value, net of taxes, in the available-for-sale securities portfolio and $136,000 for a cash dividend paid to public shareholders on March 31, 2005. Treasury stock was used to supply the 1,125 shares in December 2004 needed when one director exercised some of his vested stock options.

         At March 31, 2005, non-performing assets totaled $467,000, or 0.42% of total assets, as compared to $442,000, or 0.42% of total assets at September 30, 2004. Non-performing loans increased by $55,000 from $380,000, or 0.47% of total loans, to $435,000, or 0.49% of total loans, over the same period. A summary of the Company's non-performing assets and related ratios follows:

                                                       March 31,   September 30,
              Non-performing assets                      2005         2004
              ---------------------                   ----------   ----------

              Non-accrual loans
              -----------------
              Residential mortgages
                  and home equity loans               $       33   $      247
              Commercial mortgages                           320           --
              Consumer other                                  76            5
              Commercial other                                 6           --
                                                      ----------   ----------
                  Total non-accrual loans                    435          252

              Restructured commercial mortgage                --          104
              Restructured commercial other                   --           24
                                                      ----------   ----------
                  Total non-performing loans                 435          380

              Foreclosed real estate                          27           53
              Other repossessed assets                         5            9
                                                      ----------   ----------
                Total non-performing asset            $      467   $      442
                                                      ==========   ==========

              Non-performing loans to loans
                  net of deferred fees                      0.49%        0.47%

              Non-performing assets to
                  total assets                              0.42%        0.42%

         The Company had no loans more than 90 days delinquent and accruing at March 31, 2005 or September 30, 2004.

         One of the three non-accrual residential mortgages is currently in foreclosure proceedings.

         Two loans total the $320,000 non-accrual balance in commercial mortgages. One loan in the amount of $56,000 is to a borrower in bankruptcy proceedings. The court has given us the right to sell the property and we expect to fully recover the loan balance when the property is sold. The second commercial mortgage and the commercial other loan in non-accrual both belong to another borrower.

         Management believes that each of these non-performing loans is adequately secured by collateral. Further, management is not aware of any factors common to these loans, which caused their non-performance or any developments that suggest an upward trend in delinquencies. Accordingly, while we will continue to monitor asset quality, management has determined that the $55,000 increase in the loan loss allowance is appropriate at this time due to the increase in the size of our loan portfolio.

Comparison of Results of Operations for the Three Months Ended March 31, 2005 and 2004.

         General. Our net income for the three months ended March 31, 2005 was $271,000, an increase of $48,000, or 21.5%, over net income of $223,000 for the same period last year. The increase in net income resulted from the combination of the following factors:

         1. net interest income increased by $113,000, as interest income increased $223,000 and interest expense increased by $110,000,

         2. non-interest income increased by $7,000 over last year's period despite booking a $17,000 loss on the sale of USDA loans,

         3. the provision for loan losses increased by $5,000 for the second quarter of this fiscal year versus last fiscal year,

         4. non-interest expense increased $36,000 in the three month period this year compared to last year's period, and

         5.       income taxes increased $31,000.

         Basic and diluted earnings per share were $0.12 for this year's quarter versus $0.10 for both measures in last year's quarter.

         Interest Income. Interest income increased $223,000, or 16.7%, for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. An decrease of 3 basis points (0.03%) in the average interest rate earned on interest-earning assets resulted in a decrease in interest income of $40,000, while an increase of $15.0 million in the average balance of interest-earning assets resulted in an increase of $263,000 in interest income.

         Interest income on loans increased by $235,000, or 19.7%. A decrease in the average rate of 26 basis points (0.26%) from 6.86% in last year's quarter to 6.60% in this year's quarter decreased our interest income by $47,000, while an increase of $17.2 million in the average balance of loans from $70.6 million to $87.8 million resulted in an increase of $282,000 in interest income.

         Interest income on securities decreased by $16,000, or 11.3%. An increase of 5 basis points (0.05%) from 3.78% in last year's quarter to 3.83% in this year's quarter in the average interest rate on securities was responsible for a $2,000 increase in interest income, while a decrease of $1.9 million in the average balance of securities resulted in a decrease in interest income of $18,000. Interest income on other short-term investments increased by $4,000. A 150 basis point (1.50%) increase in the average interest rate earned on other short-term investments increased interest income by $5,000, while a decrease of $348,000 in the average balance of other short-term investments decreased interest income by $1,000.

         Interest Expense. Interest expense increased by $110,000, or 27.3%, from the three months ended March 31, 2004 to the three months ended March 31, 2005. An increase of 14 basis points (0.14%) in the average rate we paid on interest-bearing liabilities from 2.19% last year to 2.33% this year resulted in an increase of $1,000 in interest expense, while an increase of $14.6 million, or 17.1%, in the average balance of interest-bearing liabilities from $74.8 million to $89.4 million resulted in a $109,000 increase in interest expense.

         Interest expense decreased on savings and club accounts by $1,000 while interest expense on time deposits, money market and NOW accounts and funds borrowed from FHLB increased by $7,000, $13,000 and $91,000 respectively, as follows:

         1. The average rate we paid on savings and club accounts decreased 2 basis points (0.02%) from 1.05% to 1.03% resulting in a $1,000 decrease in interest expense, while a decrease of $0.2 million, or 1.0%, in the average balance of savings and club accounts from $19.8 million to $19.6 million resulted in no change in interest expense.

         2. The average rate we paid on time deposits decreased 1 basis point (0.01%) from 2.58% for the three months ended March 31, 2004 to $2.57% for the three months ended March 31, 2005. This decline in rates produced a decrease of $1,000 in interest expense, while an increase of $1.2 million in the average balance of time deposits from $28.3 million to $29.5 million over the same period increased interest expense by $8,000.

         3. The average rate we paid on NOW and money market accounts increased by 29 basis points (0.29%) from 0.65% for last year's quarter to 0.94% for this year's quarter, increasing interest expense by $8,000, while an increase of $2.6 million from $9.4 million to $12.0 million in the average balance of these accounts increased interest expense by $5,000.

         4. A decrease of 12 basis points (0.12%) from 3.68% in last year's quarter to 3.56% in this year's quarter on the average rate we paid on FHLB borrowings decreased interest expense by $5,000, while an increase of $11.0 million in the amount of borrowed funds from $17.3 million in last year's quarter to $28.3 million in this year's quarter resulted in an increase of $96,000 in interest expense. Loan growth has been very strong in Alexandria Bay and Clayton markets along the St. Lawrence River. Deposit growth in these markets has not kept pace with the loan demand, in part because many of the borrowers are from outside the area. Management has decided to fund this loan growth with borrowings from FHLB when our deposit growth is not sufficient.

         Net Interest Income. The net result of the increases in interest income and interest expense was a $113,000 increase in net interest income. Our interest rate spread (the difference between the average rate we earn on interest-earning assets and the average rate we pay on deposits and borrowings) decreased by 17 basis points (0.17%) from 4.02% for the three months ended March 31, 2004 to 3.85% for the three months ended March 31, 2005, while our net interest margin (net interest income divided by average earning assets) decreased by 19 basis points (0.19%) from 4.34% to 4.15% for the same time frame.

         Our ratio of average interest-earning assets to average interest-bearing liabilities decreased from 1.17 times in 2004 to 1.15 times in 2005.

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

         For the three months ended March 31, 2005, we provided $30,000 for loan losses, compared to $25,000 in the same quarter last year. At March 31, 2005 and 2004, the ratio of our loan allowance to total loans was 0.91% and 0.94%, respectively. On December 31, 2004 the allowance was $779,000, or 0.90% of total loans, and we determined at the end of the second quarter that the appropriate level for the allowance was $810,000. We had charge-offs during the quarter of $17,000 and recoveries of $18,000, so a $30,000 provision was necessary to reach the desired level for the allowance. Our level of non-accruing loans, loans 90 days past due and still accruing and restructured loans was $435,000, or 0.49% of total loans at March 31, 2005 compared to $451,000, or 0.52% of total loans at December 31, 2004. Management feels that these loans are adequately secured and do not require any adjustment to the allowance for loan losses at this time.

         Non-interest Income. Our non-interest income increased by $7,000, or 3.8%, from $183,000 in the second quarter of fiscal 2004 to $190,000 in the second quarter of fiscal 2005. Gain on sale of securities of $96,000 was offset in part by a $17,000 loss on sale of fixed rate USDA guaranteed loans that we had purchased for investment before the upsurge in loan demand in our local market the past two years. We sold these loans both to provide funds for local lending and to shed fixed rate loans in a rising rate environment.

         Non-interest Expenses. Non-interest expenses increased $36,000, or 4.9%, from $741,000 during the fiscal 2004 quarter to $777,000 in the fiscal 2005 quarter. This increase was primarily due to additional salaries and benefits expense of $31,000. The increase in salaries and benefits is the result of performance increases to our employees, the addition of a commercial loan officer and assistant treasurer last year and increased cost of health insurance.

         At March 31, 2005, we had thirty-three full-time and one part-time employees, compared to thirty full-time and three part-time employees at the end of March 2004.

         Income tax expense. Our income tax expense increased by $31,000 to $161,000 from $130,000, or 23.8%, comparing the second quarter of fiscal 2005 to the same quarter of fiscal 2004. The increased expense was the result of income before income tax increasing by $79,000, or 22.4%, from last year's $353,000 to this year's $432,000.

Comparison of Results of Operations for the Six Months Ended March 31, 2005 and 2004.

         General. Our net income for the six months ended March 31, 2005 was $490,000, an increase of $60,000, or 14.0%, from last year's net income of $430,000. The following operating results combined to produce the increase:

         1. net interest income increased $206,000 as interest income increased $394,000 and interest expense increased $188,000,

         2.       non-interest income improved by $62,000,

         3.       non-interest expense increased by $171,000 and

         4.       income taxes increased by $17,000.

         Basic and diluted earnings per share were $0.22 for the first six months of this fiscal year versus $0.20 for both measures for the same period last year.

         Interest Income. Interest income increased by $394,000, from $2.668 million to $3.062 million, or 14.8%, from the six months ended March 31, 2004 to the six months ended March 31, 2005. Average interest-earning assets increased $13.8 million, from $87.1 million to $100.9 million, or 15.8%, resulting in a $496,000 increase in interest income, while a decrease of 5 basis points (0.05%) in the average rate earned on interest earning assets decreased interest income by $102,000 for the first six months of fiscal year 2005 as compared to the same period last year.

         Interest income on loans increased $428,000. An increase in the average balance of loans of $16.5 million, or 23.8%, from $69.2 million last year to $85.7 million this year resulted in an increase of $543,000 in interest income, while a decrease of 32 basis points (0.32%) in the average rate earned on loans decreased interest income by $115,000.

         Interest income on securities decreased by $42,000. The average rate earned on securities increased by 5 basis points (0.05%) from 3.60% for the first six months of last year to 3.65% for the first six months of this year resulted in an increase of $4,000 in interest income, while a decrease of $2.5 million in the average balance of securities from $16.3 million to $13.8 million, or 15.3%, over the same period decreased interest income $46,000.

         Interest income on other short-term investments increased $8,000. The average balance of other short-term investments decreased by $0.2 million from $1.6 million to $1.4 million, or 12.5%, from fiscal 2004 to fiscal 2005 resulting in a decrease of $1,000 in interest income, while an increase of 123 basis points (1.23%) in the average rate earned on other short-term investments from 0.85% to 2.08% increased interest income by $9,000 over the same period. The increase in rates is the result of the Fed Funds overnight rate increasing from 4.00% at March 31, 2004 to 5.75% at March 31, 2005. The rise in the Fed Funds rate has consisted of seven "measured" increases of 0.25% each, or 25 basis points, by the Federal Reserve as it strives to achieve price stability.

         Interest Expense. Interest expense increased $188,000 from the first half of 2004 to the first half of 2005. The increase in the average balance of interest-bearing liabilities by $14.7 million, or 20.1%, from $73.2 million last year to $87.9 million this year, resulted in an increase of $218,000 in interest expense, while an increase in the average rate we paid on interest-bearing liabilities by 6 basis points (0.06%), from 2.21% in 2004 to 2.27% in 2005, increased interest expense by $30,000.

         Interest expense increased $20,000 on NOW and money market accounts. The average rate we paid on NOW and money market accounts decreased by 20 basis points (0.20%) from 0.64% for the first six months of last year to 0.84% for the first six months of this year increasing interest expense by $11,000, while an increase of $2.5 million from $9.4 million to $11.9 million in the average balance of these accounts increased interest expense $9,000.

         Interest expense increased by $161,000 on borrowings from FHLB from fiscal 2004 to fiscal 2005. An increase in the average balance of borrowings of $11.0 million, or 69.6%, from $15.8 million at March 31, 2004 to $26.8 million at March 31, 2005 increased interest expense $194,000, while a decrease in the average interest rate on borrowings by 38 basis points (0.38%) from 3.88% in the first half of last fiscal year to 3.50% for the first half of this fiscal year decreased interest expense by $33,000.

         Net Interest Income. Overall, the net effect of the increase in interest income and increase in interest expense was a $206,000 increase in net interest income. Our interest rate spread (the difference between the average rate we earn and the average rate we pay) decreased by 11 basis points (0.11%) from 3.93% last year to 3.82% this year. Our net interest margin was 4.11% in the first half of fiscal 2005 and 4.28% in the first half of fiscal 2004.

         The ratio of average interest-earning assets to average interest-bearing liabilities decreased from 1.19 times in 2004 to 1.15 times in 2005.

         Provision for Loan Losses. For the six-month period ended March 31, 2005 we provided $70,000 for loan losses compared to $50,000 in the same period ended March 31, 2004. At March 31, 2005 and 2004 the ratio of our loan loss allowance to total loans was 0.91% and 0.94%, respectively. As disclosed in the comparative discussion of result of operations for three months, our level of non accruing loans, loans 90 days past due and still accruing and restructured loans was $435,000, or 0.49% of total loans at March 31, 2005 compared to $380,000, or 0.47% of total loans on September 30, 2004. Management feels that these loans are adequately secured and do not require any adjustment to the allowance for loan losses.

         Non-interest Income. Our non-interest income was $62,000 higher this year for the first six months versus the same period in 2004. Income on bank owned life insurance increased by $41,000 from last year. Realized gain on sales of securities increased by $16,000, while realized loss on sale of loans increased by $17,000.

         Non-interest Expense. Non-interest expenses increased by $171,000 for the first six months of fiscal 2005 compared to fiscal 2004. Increases in salaries and benefits, directors fees, occupancy and equipment and equipment and professional fees of $115,000, $17,000, $17,000 and $23,000 respectively offset by a decrease of $29,000 in cost of foreclosed assets accounted for most of the increase. The increase in salaries and benefits is the result of three factors; first, performance increases in salaries for our employees; second, last year's hiring of a commercial loan officer and an assistant treasurer; and third, increased costs in health care benefits. Directors fees have increased as the result of increases in meeting fees, the first since fiscal 2000, and an increase in the number of loan committee meetings. The increase in professional fees represents additional costs for both our independent public accountants and internal audit firm. Some of this increase is the result of working to conform to the requirements of the Sarbanes-Oxley Act of 2002, Section 404 ("SOX 404").

         Beginning on September 30, 2006, the Company will be required to comply with Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires the management of public companies to assess and report on the effectiveness of their internal controls over financial reporting. Based upon information we have received from our independent auditors and the experience of companies who, because of their market capitalization, have been required to comply with
Section 404 earlier than we, we anticipate that our internal and external audit and related fees will increase as we emplace the systems, policies and procedures necessary to comply with Section 404. While we cannot quantify the compliance costs at this time, we expect that such costs will materially and permanently increase our non-interest expense.

         In December 2004, the SEC announced its establishment of the Securities and Exchange Commission Advisory Committee on Smaller Public Companies, to assist the SEC in evaluating the current securities regulatory system relating to smaller public companies, including the rules relating to internal control reporting. On April 13, 2005, the SEC conducted a public roundtable discussion in which investors, officers of major American corporations, attorneys representing public companies, finance professionals and others discussed
Section 404 compliance issues, including compliance costs. However, the SEC has not taken or announced that it will take any steps to reduce such costs and it is not known at this time whether it will ever take such action.

         Income tax expense. Our income tax expense increased $17,000, or 6.4%, from $264,000 last year to $281,000 this year. The increased expense was the result of higher income before income tax of $77,000, or 11.1%, from $694,000 for the first half of last year to $771,000 for the first half of this year.

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

         In general, we manage our liquidity by maintaining a sufficient level of short-term investments so funds are readily available for investment in loans when needed. During the six months ended March 31, 2005, we decreased our cash and cash equivalents by $1.3 million. We originated $18.2 million of new loans and sold $1.1 million of USDA loans, during the six months ended March 31, 2005. Loans, net, after payments, charge-offs and transfers to foreclosed real estate, increased by $8.9 million during the period.

         Deposits increased by $1.3 million during the six months ended March 31, 2005. In addition to factors within our control, such as our deposit pricing strategies and our marketing efforts, deposit flows are affected by the level of general market interest rates, the availability of alternate investment opportunities, general economic conditions, and other factors outside our control.

         We monitor our liquidity regularly. Excess liquidity is invested in overnight federal funds sold and other short-term investments. If we need additional funds, we can borrow those funds, although the cost of borrowing money is normally higher than the average cost of deposits. As a member of the FHLB, the Bank can arrange to borrow an additional $12.7 million against our one to four family mortgages. We have used borrowed funds to help us leverage capital we received from our stock sale, but have not needed borrowings to cover liquidity shortfalls. In addition to borrowings, we believe that, if we need to do so, we can attract additional deposits by increasing the rates we offer.

         We measure liquidity on a monthly basis and seek to maintain a liquidity ratio of between 5% and 15%. At March 31, 2005, the ratio was 8.7%.

Off Balance Sheet Arrangements

         We had $2.3 million in outstanding commitments to make loans at March 31, 2005, along with $3.2 million of unused home equity, commercial and overdraft lines of credit. We also have a commitment to sell the $2.2 million guaranteed portion of a USDA guaranteed loan we originated. We are awaiting USDA approval for the sale. We also have a commitment to sell $0.8 million of USDA guaranteed loans that we purchased. We anticipate that we will have enough funds to meet our current loan commitments and to fund draws on the lines of credit through the normal turnover of our loan and securities portfolios. At March 31, 2005, we had $18.1 million of time certificates scheduled to mature within one year. We anticipate that we can retain substantially all of those deposits if we need to do so to fund loans and other investments as part of our efforts to grow and leverage our capital.

Capital Resources

         The OTS has minimum capital ratio requirements applying to the Bank, but there are no comparable minimum capital requirements that apply to us as a savings and loan holding company. At March 31, 2005, the Bank exceeded all regulatory capital requirements of the OTS applicable to it, with Tier I capital of $17.7 million, or 15.8% of adjusted total assets and with risk-based capital of $18.5 million, or 28.6% of risk-weighted assets. The Bank also had tangible capital of $17.7 million, or 15.8% of tangible assets. The Bank was classified as "well capitalized" at March 31, 2005 under OTS regulations.

Item 3.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. The term "disclosure controls and procedures" is defined in Rule 13a-14(c) of the Securities Exchange Act of 1934, or (the "Exchange Act"). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls an procedures as of March 31, 2005, and they have concluded that as of that date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

(b) Changes in Internal Controls. There were no significant changes to our internal controls or in other factors that could significantly affect our internal controls during the quarter ended March 31, 2005, including any corrective actions with regard to significant deficiencies and material weakness.

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

Item 4.  Submission of Matters to a Vote of Security Holders

At the annual meeting of stockholders held on February 14, 2005, the Company's stockholders (i) elected two directors, Robert J. Leader and Larry Straw, each to serve for a three-year term to expire at the annual meeting of stockholders to be held in 2008 and (ii) ratified the appointment of Beard Miller Company LLP as the independent public accountants for the fiscal year ending September 30, 2005. The terms of office of directors Richard F. Bennett, Richard E. Jones, Frank Langevin, Timothy J. Monroe and Joseph C. Pistolesi all continued after the annual meeting.

Of the 2,284,234 shares entitled to vote on proposition (i) at the meeting, a total of 2,257,396 shares (98.83%) voted as follows:

   (i) ELECTION OF DIRECTORS:

                               For          %       Withheld      %
                            ---------      ----     --------     ---
      Robert J. Leader      2,210,761      97.9       46,635     2.1
      Larry Straw           2,220,337      98.4       37,059     1.6

Of the 2,284,234 shares entitled to vote on proposition (ii) at the meeting, a total of 2,257,329 shares (98.82%) voted as follows:

   (ii) RATIFICATION OF INDEPENDENT PUBLIC ACCOUNTANTS:

         For         %      Against      %      Abstain      %
      ---------    -----    -------     ---     -------     ---
      2,257,279    100.0       50       0.0        0        0.0

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

                                       Gouverneur Bancorp, Inc.

Date: May 11, 2005                     By: /s/ RICHARD F. BENNETT
                                           -------------------------------------
                                           Richard F. Bennett
                                           President and Chief Executive Officer
                                           (principal executive officer and
                                           officer duly authorized to sign on
                                           behalf of the registrant)


                                       By: /s/ ROBERT J. TWYMAN
                                           -------------------------------------
                                           Robert J. Twyman
                                           Vice President and Chief Financial
                                           Officer (principal financial officer
                                           duly authorized to sign on behalf of
                                           the registrant)