Form 10QSB
period 2005-06-30
GOUVERNEUR BANCORP INC
filed 2005-08-05
CIK 1063942

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 2005

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

                                 Yes [X] No [ ]

                                                             Outstanding at
           Class                                             August 2, 2005
           -----                                             --------------
Common Stock, par value $ .01                                   2,284,234

Transitional Small Business Disclosure Format (check one):
                                 Yes [ ] No [X]

                            GOUVERNEUR BANCORP, INC.
                                   FORM 10-QSB
                                TABLE OF CONTENTS



PART 1 - FINANCIAL INFORMATION                                              Page
------------------------------                                              ----

Item 1.  Financial Statements - Unaudited

         Consolidated Statements of Financial Condition at June 30, 2005
         and at September 30, 2004                                            3

         Consolidated Statements of Income for the three and nine months
         ended June 30, 2005 and 2004                                         4

         Consolidated Statements of Shareholders' Equity for the nine
         months ended June 30, 2005 and 2004                                  5

         Consolidated Statements of Cash Flows for the nine months ended
         June 30, 2005 and 2004                                               7

         Notes to Consolidated Financial Statements                           8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.                                          11

Item 3.  Controls and Procedures                                             20

PART II - OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings                                                   21

Item 6.  Exhibits                                                            21

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                     GOUVERNEUR BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                  (In thousands, except share data) (Unaudited)

                                                                              June 30,      September 30,
                                                                                2005            2004
                                                                            ------------    ------------
Assets:
Cash and due from banks                                                     $      2,716    $      1,817
Interest-bearing deposits in bank                                                    564             898
                                                                            ------------    ------------
                Total cash and cash equivalents                                    3,280           2,715

Securities available-for-sale                                                     11,572          13,797
Securities held-to-maturity (fair value 2005: $188: 2004: $248)                      186             251

Loans, held for sale                                                               2,223              --

Loans receivable, net of allowance for loan losses: 2005 $839: 2004 $755          92,899          80,159

Investment in Federal Home Loan Bank stock, at cost                                1,650           1,150
Investment in life insurance                                                       3,681           3,582
Premises and equipment, net                                                        1,574           1,493
Accrued interest receivable and other assets                                       1,064           1,022
                                                                            ------------    ------------
                Total assets                                                $    118,129    $    104,169
                                                                            ============    ============

Liabilities:
Deposits: Non-interest-bearing demand                                       $      1,849    $      1,327
          NOW and money market                                                    12,199          10,710
          Savings                                                                 20,178          20,038
          Time                                                                    29,712          29,523
                                                                            ------------    ------------
                Total deposits                                                    63,938          61,598

Advances from the Federal Home Loan Bank                                          33,000          23,000
Other liabilities                                                                  2,613           1,621
                                                                            ------------    ------------
                Total liabilities                                                 99,551          86,219
                                                                            ------------    ------------

Shareholders' Equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized; none issued             --              --
Common stock, $.01 par value,  9,000,000 shares authorized; 2,384,040
  shares issued                                                                       24              24
Additional paid-in capital                                                         4,707           4,642
Retained earnings                                                                 14,232          13,632
Treasury Stock, at cost, (shares 2005: 99,806: 2004 100,931)                        (505)           (511)
Accumulated other comprehensive income                                               369             451
Unearned common stock held by Management Recognition Plan                            (51)            (57)
Unallocated common stock held by Employee Stock Ownership Plan                      (198)           (231)
                                                                            ------------    ------------
                Total shareholders' equity                                        18,578          17,950
                                                                            ------------    ------------
                Total liabilities and shareholders' equity                  $    118,129    $    104,169
                                                                            ============    ============

See accompanying notes to consolidated financial statements.

                     GOUVERNEUR BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                (In thousands, except per share data) (Unaudited)

                                                   Three Months Ended        Nine Months Ended
                                                        June 30,                  June 30,
                                                -----------------------   ------------------------
                                                   2005         2004         2005          2004
                                                ----------   ----------   ----------    ----------
Interest income:
----------------
Loans                                           $    1,500   $    1,203   $    4,296    $    3,571
Securities-taxable                                     119          120          346           398
          -non-taxable                                  12            9           36            24
Other short-term investments                             9            4           24            11
                                                ----------   ----------   ----------    ----------
     Total interest income                           1,640        1,336        4,702         4,004

Interest expense:
-----------------
Deposits                                               285          251          814           753
Borrowings - short term                                103           17          232            78
Borrowings - long term                                 171          137          509           382
                                                ----------   ----------   ----------    ----------
     Total interest expense                            559          405        1,555         1,213
                                                ----------   ----------   ----------    ----------

     Net interest income                             1,081          931        3,147         2,791
Provision for loan losses                               30           35          100            85
                                                ----------   ----------   ----------    ----------
     Net interest income after provision
         for loan losses                             1,051          896        3,047         2,706

Non-interest income:
--------------------
Service charges                                         52           47          143           130
Realized gain on sales of securities                    --           --           96            80
Realized loss on sales of loans                         --           --          (17)           --
Earnings on investment in life insurance                30           31           99            59
Other                                                   34           26          108            86
                                                ----------   ----------   ----------    ----------
     Total non-interest income                         116          104          429           355

Non-interest expenses:
----------------------
Salaries and employee benefits                         427          320        1,263         1,041
Directors fees                                          36           26           99            72
Occupancy and equipment                                 98           87          285           257
Data processing                                         34           34          104            99
Postage and supplies                                    29           22           80            67
Professional fees                                       54           34          158           115
Foreclosed assets, net                                   2            3           (7)           23
Other                                                   97           90          333           309
                                                ----------   ----------   ----------    ----------
     Total non-interest expenses                       777          616        2,315         1,983
                                                ----------   ----------   ----------    ----------

     Income before income tax expense                  390          384        1,161         1,078
Income tax expense                                     144          145          425           409
                                                ----------   ----------   ----------    ----------
     Net income                                 $      246   $      239   $      736    $      669
                                                ==========   ==========   ==========    ==========

Earnings per common share - basic               $     0.11   $     0.11   $     0.33    $     0.30
Earnings per common share - diluted             $     0.11   $     0.11   $     0.33    $     0.30

See accompanying notes to consolidated financial statements

                                              GOUVERNEUR BANCORP, INC. AND SUBSIDIARY
                                          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                  Nine months ended June 30, 2005
                                           (In thousands, except share data) (Unaudited)


                                                                Accumulated     Unearned       Unallocated
                                      Additional                  Other          common          common
                            Common     paid-in     Retained    Comprehensive    stock held      stock held     Treasury
                             Stock     capital     earnings       Income         by MRP          by ESOP        stock        Total
                           --------   ----------   --------    ------------    ------------    ------------    --------    --------
Balance at
September 30, 2004         $     24   $    4,642   $ 13,632    $        451    $        (57)   $       (231)   $   (511)   $ 17,950

Comprehensive income:
   Net income                                           736                                                                     736
   Change in net
      unrealized gain
      on securities
      available for
      sale, net of
      reclassification
      adjustment and
      tax effects                                                       (82)                                                    (82)
                                                                                                                           --------

Total comprehensive income                                                                                                      654
                                                                                                                           --------

Allocation of ESOP
  (6,743 shares)                              63                                                         33                      96

Amortization of MRP                                                                       6                                       6
Exercise of stock options
  (1,125 shares)                               2                                                                      6           8

Cash dividends declared
   ($0.14 per share)                                   (136)                                                                   (136)

                           --------   ----------   --------    ------------    ------------    ------------    --------    --------
Balance at June 30, 2005   $     24   $    4,707   $ 14,232    $        369    $        (51)   $       (198)   $   (505)   $ 18,578
                           ========   ==========   ========    ============    ============    ============    ========    ========

                                               GOUVERNEUR BANCORP, INC AND SUBSIDIARY
                                          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                  Nine months ended June 30, 2004
                                           (In thousands, except share data) (Unaudited)

                                                                Accumulated     Unearned       Unallocated
                                      Additional                  Other          common          common
                            Common     paid-in     Retained    Comprehensive    stock held      stock held     Treasury
                             Stock     capital     earnings       Income         by MRP          by ESOP        stock        Total
                           --------   ----------   --------    ------------    ------------    ------------    --------    --------
Balance at
  September 30, 2003       $     24   $    4,577   $ 13,365    $        487    $        (85)   $       (274)   $   (537)   $ 17,557

Comprehensive income:
   Net income                                           669                                                                     669
   Change in net
      unrealized gain
      on securities
      available for
      sale, net of taxes                                               (203)                                                   (203)
                                                                                                                           --------

     Total comprehensive
        income                                                                                                                  466
                                                                                                                           --------

Allocation of ESOP
  (6,258 shares)                              46                                                         32                      78

Amortization of MRP                                                                      21                                      21
Exercise of stock options
  (5,225 shares)                               1                                                                     26          27

Cash dividends declared
   ($0.13 per share)                                   (296)                                                                   (296)
                           --------   ----------   --------    ------------    ------------    ------------    --------    --------

Balance at June 30, 2004   $     24   $    4,624   $ 13,738    $        284    $        (64)   $       (242)   $   (511)   $ 17,853
                           ========   ==========   ========    ============    ============    ============    ========    ========

See accompanying notes to consolidated financial statements

                     GOUVERNEUR BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands) (Unaudited)

                                                                                 Nine Months Ended
                                                                                     June 30,
                                                                             ------------------------
                                                                                2005          2004
                                                                             ----------    ----------
Cash flows from operating activities:
 Net Income                                                                  $      736    $      669

 Adjustments to reconcile net income to net cash provided by operating activities:
       Provision for loan losses                                                    100            85
       Depreciation                                                                  90            92
       Net amortization of securities premiums and discounts                         18            52
       Net realized gains on sales of securities                                    (96)          (80)
       Net realized losses on sales of loans                                         17            --
       Earnings on bank owned life insurance                                        (99)          (59)
       Allocated and earned shares of ESOP and MRP                                  102            99
       Net realized gain on sale of foreclosed assets                               (14)           --
       (Increase) decrease in accrued interest receivable and other assets          (69)           72
       Increase in accrued interest payable and other liabilities                 1,046             9
                                                                             ----------    ----------
                    Net cash provided by operating activities                     1,831           939
                                                                             ----------    ----------

Cash flows from investing activities:
 Net increase in loans                                                          (16,400)       (9,301)
 Proceeds from sales of loans                                                     1,241            --
 Purchases of loans                                                                  --          (609)
 Proceeds from sales of securities AFS                                              211         7,080
 Proceeds from maturities and principal reductions of securities AFS              1,974         4,452
 Purchases of securities AFS                                                        (18)       (7,903)
 Proceeds from maturities and principal reductions of securities HTM                 65            62
 Proceeds from sales of foreclosed assets                                           120            --
 Additions to premises and equipment                                               (171)          (23)
 Proceeds from sale of premises and equipment                                        --             3
 Purchase of Federal Home Loan Bank stock                                          (500)         (290)
 Purchase of investment in life insurance                                            --        (3,500)
                                                                             ----------    ----------
                    Net cash used in investing activities                       (13,478)      (10,029)
                                                                             ----------    ----------

Cash flows from financing activities:
 Net increase in deposits                                                         2,340         2,100
 Net proceeds from FHLB advances                                                 10,000         5,800
 Exercise of stock options                                                            8            27
 Cash dividends paid                                                               (136)         (296)
                                                                             ----------    ----------
                    Net cash provided by financing activities                    12,212         7,631
                                                                             ----------    ----------

 Net decrease in cash and cash equivalents                                          565        (1,459)
 Cash and cash equivalents at beginning of period                                 2,715         4,288
                                                                             ----------    ----------

Cash and cash equivalents at end of period                                   $    3,280    $    2,829
                                                                             ==========    ==========

Non-cash investing activities:
 Additions to foreclosed assets                                              $       79    $      137
Cash paid during the period for:
 Interest                                                                         1,502         1,215
 Income taxes                                                                       385           329

See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.       Basis of Presentation
         ---------------------

         The accompanying unaudited financial statements include the accounts of Gouverneur Bancorp, Inc. (the "Company") and Gouverneur Savings and Loan Association (the "Bank"), the wholly owned and only subsidiary of the Company, as of June 30, 2005 and September 30, 2004 and for the three and nine month periods ended June 30, 2005 and 2004. All material intercompany accounts and transactions have been eliminated in this consolidation. These statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles in the United States of America.

         In the opinion of management, all adjustments, consisting of only normal recurring adjustments or accruals, which are necessary for a fair presentation of the consolidated financial statements have been made at and for the three month and the nine month periods ended June 30, 2005 and 2004. The results of operations for the three month and nine month periods ended June 30, 2005 are not necessarily indicative of the results which may be expected for an entire fiscal year or other interim periods.

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

         Basic and diluted earnings per share for the three-month and nine month periods ending June 30, 2005 and 2004 were computed as follows:

                                          (In thousands, except per share data)

                                                                    Three Months Ended         Nine Months Ended
                                                                          June 30,                  June 30,
                                                                  -----------------------   -----------------------
         Basic earnings per share:                                   2005         2004         2005         2004
                                                                  ----------   ----------   ----------   ----------
         Net income                                               $      246   $      239   $      736   $      669
         Weighted average common shares outstanding                    2,230        2,217        2,227        2,212
                                                                  ----------   ----------   ----------   ----------
         Basic earnings per share                                 $     0.11   $     0.11   $     0.33   $     0.30
                                                                  ==========   ==========   ==========   ==========


                                                                    Three Months Ended         Nine Months Ended
                                                                          June 30,                  June 30,
                                                                  -----------------------   -----------------------
         Diluted earnings per share:                                 2005         2004         2005         2004
                                                                  ----------   ----------   ----------   ----------
         Net income                                               $      246   $      239   $      736   $      669
         Weighted average common shares outstanding                    2,230        2,217        2,227        2,212
         Additional potentially dilutive securities from common
            stock options (equivalent in common stock)                    33           32           35           32
                                                                  ----------   ----------   ----------   ----------
         Diluted weighted average common shares outstanding            2,263        2,249        2,262        2,244
                                                                  ----------   ----------   ----------   ----------
         Diluted earnings per share                               $     0.11   $     0.11   $     0.33   $     0.30
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

         A summary of the unrealized gains (losses) and reclassification adjustments of securities available for sale and the related tax effects for the three and nine month periods ended June 30, 2005 and 2004 is as follows (in thousands):

                                                          Three Months Ended          Nine Months Ended
                                                                June 30,                   June 30,
                                                       ------------------------    ------------------------
                                                          2005          2004          2005          2004
                                                       ----------    ----------    ----------    ----------
   Unrealized holding gains (losses) arising
      during the period                                $      119    $     (382)   $      (40)   $     (258)

   Reclassification adjustment for gains realized in
      net income during period                                 --            --           (96)          (80)
                                                       ----------    ----------    ----------    ----------
                                                              119          (382)         (136)         (338)
   Tax effect                                                 (48)          153            54           135
                                                       ----------    ----------    ----------    ----------

   Other comprehensive income (loss), net of tax       $       71    $     (229)   $      (82)   $     (203)
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

         The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation (in thousands, except per share data):

                                                                     Three Months Ended           Nine Months Ended
                                                                           June 30,                    June 30,
                                                                   ------------------------    ------------------------
                                                                      2005          2004          2005          2004
                                                                   ----------    ----------    ----------    ----------
         Net income, as reported                                   $      246    $      239    $      736    $      669

         Total stock-based compensation expense determined
            under fair value method for all awards, net of taxes           (5)          (18)           (8)          (30)
         Reclassification adjustment for gains realized in
         Amounts included in determination of net income,
            net of taxes                                                    1             4             3            12
                                                                   ----------    ----------    ----------    ----------
          Pro forma net income                                     $      242    $      225    $      731    $      651
                                                                   ==========    ==========    ==========    ==========

         Earnings per share:
            Basic - as reported                                    $     0.11    $     0.11    $     0.33    $     0.30
            Basic - pro forma                                            0.11          0.10          0.33          0.29
            Diluted - as reported                                  $     0.11    $     0.11    $     0.33    $     0.30
            Diluted - pro forma                                          0.11          0.10          0.32          0.29


5.       Commitments and Contingencies
         -----------------------------

         Outstanding letters of credit written are conditional commitments issued by the Company to guarantee the performance by a customer to a third party. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments. The Company has one standby letter of credit in the amount of $7,500 as of June 30, 2005.

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

6.       Dividend Restrictions
         ---------------------

         Cambray Mutual Holding Company ("Cambray MHC"), the Company's parent mutual holding company, held 1,311,222 shares, or 57.4%, of the Company's issued and outstanding common stock, and shareholders other than Cambray MHC held 973,012 shares or 42.6% of such stock at June 30, 2005. Cambray MHC has filed a notice with the Office of Thrift Supervision ("OTS") to waive its right to receive cash dividends during the 2005 calendar year. The Company paid a cash dividend on March 31, 2005 to all public shareholders.

         Cambray MHC waived receipt of several past dividends, paid by the Company. The dividends waived are considered as a restriction on the retained earnings of the Company. As of June 30, 2005 and September 30, 2004, the aggregate retained earnings restricted for cash dividends waived were $931,000 and $747,000, respectively.

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

      When we use words or phrases like "will probably result," "we expect," "will continue," "we anticipate," "estimate," "project," "should cause" or similar expressions in this 10-QSB or in any press releases, public announcements, filings with the Securities and Exchange Commission ("SEC") or other disclosures, we are making "forward-looking statements" as described in the Private Securities Litigation Reform Act of 1995. In addition, certain information we will provide in the future on a regular basis, such as analysis of the adequacy of our allowance for loan losses or an analysis of interest rate sensitivity of our assets and liabilities, is always based on predictions of the future. From time to time, we may also publish other forward-looking statements addressing anticipated financial performance, business prospects, and similar matters.

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

      Management monitors the adequacy of the allowance for loan losses on an ongoing basis and reports its adequacy assessment quarterly to the Board of Directors, and the Audit Committee.

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

Comparison of Financial Condition at June 30, 2005 and September 30, 2004.

      During the nine months from September 30, 2004 through June 30, 2005, total assets increased $13.9 million, or 13.34%, from $104.2 million to $118.1 million. Net loans increased by $14.9 million, or 18.58%, from $80.2 million to $95.1 million during the same period. The increase in loans resulted from increases of $10.7 million in residential real estate loans, $4.0 million in commercial real estate loans, including a $2.5 million USDA loan we originated, 90% of which is shown as held for sale on the Consolidated Statements of Financial Condition, and $1.0 million in other consumer loans, including $0.4 million in car loans, combined with a decrease of $0.8 million in other commercial loans. The decrease in other commercial loans was the result of the sale of the fixed rate portion of the United States Department of Agriculture ("USDA") guaranteed loans totaling $1.3 million during this fiscal year. The balance of USDA guaranteed loans was $1.6 million at June 30, 2005.

      FHLB borrowings, consisting of advances and security repurchase obligations, increased by $10.0 million, from $23.0 million at September 30, 2004 to $33.0 million at June 30, 2005. These funds, along with the proceeds from the sale of the USDA loans mentioned previously, a $2.3 million reduction in the securities portfolio from maturities and principal repayments and an increase in deposits of $2.3 million provided the funds for the additional growth in loans and the purchase of $0.5 million in FHLB stock required for the additional borrowing. The increase of $10.0 million in borrowings is consistent with management's strategy to fund loans when our deposit base is not sufficient alone. However, the balance of our borrowings may reach a level where management will no longer use borrowings to fund loan growth. In that case, it will be necessary to either reduce the growth of the loan portfolio or increase deposits to a level to support the loan growth. We have implemented a program to increase deposits to provide a source of funding to help meet the increased loan demand.

The two new offices in Alexandria Bay and Clayton continue to generate strong loan demand resulting in the growth of the loan portfolio.

      As mentioned earlier, deposits increased $2.3 million, or 3.7%, from $61.6 million to $63.9 million during the past nine months. Balances for non-interest checking, savings, NOW and money market accounts and time deposits increased $0.5 million, $0.1 million, $1.5 million and $0.2 million respectively.

      Shareholders' equity increased by $628,000 during the first nine months of this fiscal year, as net income of $736,000 combined with increases of $102,000 from the allocation of ESOP and MRP shares and $8,000 from the issuance of treasury stock, more than offset the payment of a cash dividend of $136,000 to our shareholders and a decrease of $82,000 in the fair value, net of taxes, in the available-for-sale securities portfolio. Treasury stock was used to supply 1,125 shares needed in December 2004 when one director exercised some of his vested stock options.

      At June 30, 2005, non-performing assets were 0.35% of total assets, down from 0.42% at September 30, 2004. Non-performing loans decreased from 0.47% of total loans to 0.43% over the same period. A summary of the Company's non-performing assets and related ratios follows (dollars in thousands):


                                               June 30,    September 30,
        Non-performing assets                    2005          2004
        ---------------------                 ----------    ----------

        Non-accrual loans
        -----------------
        Residential mortgages
            and home equity loans             $       55    $      247
        Commercial mortgages                          79            --
        Consumer other                                65             5
                                              ----------    ----------
                                                     199           252

        Restructured commercial mortgage             207           104
        Restructured commercial other                 --            24
                                              ----------    ----------
            Total non-performing loans               406           380

        Foreclosed real estate                        26            53
        Other repossessed assets                       9             9
                                              ----------    ----------
          Total non-performing assets         $      441    $      442
                                              ==========    ==========


        Non-performing loans to total loans         0.43%         0.47%


        Non-performing assets to
             total assets                           0.35%         0.42%


      The Company had no loans more than 90 days delinquent and accruing at June 30, 2005 or September 30, 2004.

      All three residential mortgages totaling $55,000 in non-accrual loans are in foreclosure. Loans for three borrowers totaling $79,000, including two borrowers in bankruptcy proceedings, make up the commercial mortgages in non-accrual, while two borrowers in bankruptcy proceedings have five loans totaling $65,000 in the consumer other non-accrual category. One borrower comprised the restructured commercial mortgage category total of $207,000.

      Management believes that these non-performing loans are adequately secured by collateral. Further, management is not aware of any factors common to these loans, which caused their non-performance or any developments that suggest an upward trend in delinquencies. Accordingly, while we will continue to monitor asset quality, management has determined that an $84,000 increase in the loan loss allowance is appropriate for the increase in the size of the loan portfolio for the nine months ended June 30, 2005. Since most of our growth is in residential mortgages, which have a lower degree of risk than consumer and commercial loans we believe that the $84,000 increase in the allowance is justified.

Comparison of Results of Operations for the Three Months Ended June 30, 2005 and 2004.

      General. Our net income for the three months ended June 30, 2005 was $246,000, an increase of $7,000, or 2.9%, from last year's net income of $239,000 for the same period. The increase in net income was the result of the combination of the following factors:

      1. net interest income increased by $150,000 as interest income increased $304,000, mainly due to the growth in loans, and interest expense increased $154,000,

      2.    non-interest income grew by $12,000 over last year's period,

      3. the provision for loan losses decreased by $5,000 for the third quarter of this fiscal year versus last fiscal year,

      4. non-interest expense increased by $161,000 in the three month period this year compared to last year's period and

      5.    income taxes decreased $1,000.

      Basic and diluted earnings per share were $0.11 for this year's quarter versus $0.11 for both measures in last year's quarter.

      Interest Income. Interest income increased $304,000, or 22.75%, from $1,336,000 for the three months ended June 30, 2004 to $1,640,000 for the three months ended June 30, 2005. An increase of 27 basis points (0.27%) in the average interest rate earned on our interest-earning assets resulted in an increase of $21,000 in interest income, while a $15.7 million increase in the average balance of interest-earning assets resulted in an increase of $283,000 in interest income.

      Interest income on loans increased by $297,000, or 24.69%. The yield on loans was 6.63% for the three month periods ending June 30, 2004 and 2005 resulting in no change in interest income due to rates, while an increase of $18.0 million in the average balance of loans from $72.7 million to $90.7 million resulted in an increase of $297,000 in interest income.

      Interest income on securities and other short-term investments increased by $7,000, or 5.26% for the quarter ended June 30, 2005 versus the quarter ended June 30, 2004. An increase in the yields on our securities portfolio of 42 basis points, or 0.42% from 3.65% in last year's quarter to 4.07% in this year's quarter resulted in an increase of $14,000 in interest income while a decrease of $1.2 million in the average balance of securities over the same period reduced interest income by $12,000. A 203 basis point, or 2.03% increase in the average interest rate earned on other short-term investments increased interest income by $7,000, while a decrease of $1.0 million in the average balance of other short-term investments decreased interest income by $2,000.

      Interest Expense. Interest expense increased $154,000, or 38.02%, in the third quarter of fiscal 2005 versus fiscal 2004. An increase of 34 basis points (0.34%) in the average rate we paid on interest-bearing liabilities from 2.11% last year to 2.45% this year resulted in an increase of $32,000 in interest expense, while an increase of $14.5 million from $77.0 million to $91.5 million in the average balance of interest-bearing liabilities resulted in a $122,000 increase in interest expense.

      Interest expense remained the same on savings and club accounts as an increase in the average rate paid of 2 basis points, (0.02%) from 1.03% in last year's quarter to 1.05% in this year's quarter increased interest expense by $1,000, while a decrease of $0.4 million in the average balance from $20.6 million last year to $20.2 million this year decreased interest expense by $1,000. Interest expense increased on NOW and money accounts, time deposits and borrowed funds by $14,000, $20,000 and $120,000, respectively. The average rate we paid on NOW and money market accounts increased by 41 basis points, or 0.41%, resulting in a $12,000 increase in interest expense, while an increase of $1.3 million in the average balance of NOW and money market accounts resulted in a $2,000 increase in interest expense. An increase of 19 basis points, or 0.19%, in the average rate we paid on time deposits increased interest expense by $14,000, while an increase in the average balance of time deposits of $0.8 million resulted in an increase of $6,000 in interest expense. The cost of our borrowed funds increased by 12 basis points, or 0.12%, resulting in an increase of $5,000 in interest expense, while an increase in the average balance of borrowed funds of $12.7 million resulted in an increase of $115,000 in interest expense.

      Net Interest Income. Our net interest income increased by $150,000 for the three month period ending June 30, 2005 as compared to the three month period ending June 30, 2004, as interest income increased by $304,000 and interest expense increased by $154,000, as described above.

      Our interest rate spread (the difference between the average rate we earn and the average rate we pay) decreased by 7 basis points, or 0.07%, from 3.89% in last year's quarter to 3.82% in this year's quarter. Also, net interest margin decreased by 5 basis points to 4.13% in the third fiscal quarter of 2005, down from 4.18% for the fiscal third quarter of 2004.

      Average capital represented 17.5% of average interest-earning assets for the quarter ended June 30, 2005, while it represented 20.0% of average interest-earning assets for the same quarter last year. The decrease in the capital ratio, which reflects an increase in leverage, reflects that our growth in interest-earning assets from the last fiscal year has been greater than our equity growth for the same period. Our ratio of average interest-earning assets to average interest-bearing liabilities decreased from 1.16 times in 2004 to
1.15 times in 2005.

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

      For the three months ended June 30, 2005, we provided $30,000 for loan losses, compared to $35,000 in the same quarter last year. At June 30, 2005, the ratio of our loan loss allowance to total loans was 0.88% as compared to 0.96% on June 30, 2004. On March 31, 2005, the allowance was $810,000, or 0.91% of total loans, and we determined at the end of the third quarter that the appropriate level for the allowance was $839,000. We had charge-offs during the quarter of $7,000 and recoveries of $6,000, so a $30,000 provision was necessary to reach the desired level for the allowance.

      Our level of non-accruing loans, loans 90 days and still accruing and restructured loans was $406,000, or 0.43% of total loans at June 30, 2005 compared to $435,000, or 0.49% of total loans at March 31, 2005. The decrease of the ratio of the loan loss allowance to total loans from 0.91% at March 31, 2005 to 0.87% at June 30, 2005 is justified by the fact that 71.8% of the growth in the loan portfolio was in residential mortgages.

      Non-interest Income. Our non-interest income was $12,000 higher in the 2005 quarter versus the 2004 quarter. Service charges and other income increased by $5,000 and $8,000 in the third quarter of this year as compared to last year's quarter.

      Non-interest Expenses. Our non-interest expenses increased by $161,000 from the 2004 fiscal quarter to this year's quarter. This increase was primarily due to increased costs of $107,000 for salaries and employee benefits, $10,000 in directors fees, $11,000 in building, occupancy and equipment and $20,000 in other professional fees. The increase in salaries and employee benefits expense resulted from performance increases to our employees, the hiring of a commercial loan officer and an assistant treasurer and increased costs in health care benefits. Directors fees have increased as the result of increases in meeting fees, the first since fiscal 2000, and an increase in the number of loan committee meetings. The increase in professional fees represents additional costs for both our independent public accountants and internal audit firm, as well as increased legal costs for various matters. Some of this increase is the result of working to conform to the requirements of the Sarbanes-Oxley Act of 2002, Section 404 ("SOX 404").

      Beginning on September 30, 2006, the Company will be required to comply with Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires the management of public companies to assess and report on the effectiveness of their internal controls over financial reporting. Based upon information we have received from our independent auditors and the experience of companies who, because of their market capitalization, have been required to comply with
Section 404 earlier than we, we anticipate that our internal and external audit and related fees will increase as we put in place the systems, policies and procedures necessary to comply with Section 404. While we cannot quantify the compliance costs at this time, we expect that such costs will materially and permanently increase our non-interest expense.

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

      At June 30, 2005 we had thirty-three full-time and one part-time employees compared to June 30, 2004 when we had thirty-one full-time and three part-time employees.

      Income tax expense. Our income tax expense decreased by $1,000, or 0.7%, comparing the third quarter of fiscal 2005 to the same quarter of fiscal 2004.

Comparison of Results of Operations for the Nine Months Ended June 30, 2005 and 2004.

      General. Our net income for the nine months ended June 30, 2005 was $736,000, an increase of $67,000 from last year's $669,000, or 10.0%. The following operating results combined to produce the increase:

      1. net interest income increased by $356,000 as interest income increased and interest expense decreased,

      2.    provision for loan losses increased by $15,000,

      3.    non-interest income improved by $74,000,

      4.    non-interest expenses increased $332,000 and

      5. income taxes increased by $16,000 as a result of the increase in pre-tax income.

      Basic earnings per common share and diluted earnings per common share were each $0.33 for the first nine months of this fiscal year and $0.30 for the first nine months of last fiscal year.

      Interest Income. Interest income increased by $698,000, or 17.43%, from $4,004,000 for the nine months ended June 30, 2004 to $4,702,000 for the nine months ended June 30, 2005. Average interest-earning assets increased $14.4 million from $87.8 million for the first nine months of fiscal year 2005 to $102.2 million for the same period this year. The increase was the result of a $17.0 million increase in the average balance of loans from $70.3 million in fiscal 2005 to $87.3 million in fiscal 2005, partially offset by decreases in securities and other investments of $2.6 million from $17.5 million last year to $14.9 million this year.

      The average interest rate we earned on our interest-earning assets was 6 basis points (0.06%) higher in the first nine months this year than last year as the average rate rose from 6.09% last year to 6.15% this year. The average rate earned on loans fell 21 basis points (0.21%) from 6.79% last year to 6.58% this year, while the average rate earned on securities increased by 17 basis points, or 0.17%, from 3.62% last year to 3.79% this year, and the average rate on other short-term investments, primarily FHLB deposits, increased by 150 basis points (1.50%) from 0.78% to 2.28%.

      The decrease in the average interest rate earned on loans resulted in a decrease of $48,000 in interest income, while the increase in average loan balance increased interest income by $773,000, resulting in a $725,000 increase in interest income for the loan portfolio.

      For securities and other short-term investments, an increase in interest rates earned resulted in an increase in interest income of $24,000, while a decrease in the average balances decreased interest income by $51,000 resulting in a net decrease of $27,000 in interest income.

      Overall, the changes in the average interest rates reduced interest income by $24,000, while the increase in the volume of interest-earning assets produced a $722,000 increase in interest income, for a net increase of $698,000 in interest income.

      Interest Expense. Interest expense increased by $342,000 from $1,213,000 for the first nine months of 2004 to $1,555,000 for the first nine months of 2005 mainly the result of an increase in average interest-bearing liabilities. An increase of 15 basis points (0.15%) in the average rate we paid on interest-bearing liabilities from 2.18% in 2004 to 2.33% in 2005 increased interest expense by $19,000, while an increase in the average balance of interest-bearing liabilities of $14.8 million, from $74.4 million at June 30, 2004 to $89.2 million at June 30, 2005, resulted in additional interest expense of $323,000.

      Interest expense increased on savings and club accounts, NOW and money market accounts, time deposits and borrowings by $1,000, $34,000, $26,000 and $281,000, respectively, for the nine months ending June 30, 2005 versus the nine months ending June 30, 2004. These increases were comprised of the following components:

      1. the average rate we paid on savings and club accounts increased by 1 basis points (0.01%) from 1.03% to 1.04%, resulting in an increase of $1,000 in interest expense, while an increase of $0.1 million in the average balance of these accounts, from $19.9 million to $20.0 million, resulted in no change in interest expense,

      2. the average rate we paid on NOW and money market accounts increased by 27 basis points (0.27%) from 0.64% to 0.91%, resulting in an increase of $22,000 in interest expense, while an increase of $2.1 million, from $9.6 million to $11.7 million in the average balance of these accounts increased interest expense by $12,000, and

      3. the average interest rate on time deposits increased 3 basis points (0.03%) from 2.59% to 2.62%, resulting in a $7,000 increase in interest expense, while a $1.0 million increase in the average balance of time deposits, from $28.5 million to $29.5 million, increased interest expense by $19,000.

      4. A decrease of 21 basis points (0.21%), from 3.75% to 3.54% on the average rate we paid on borrowed funds decreased interest expense by $11,000, while an increase of $11.6 million in the average amount of those borrowings, from $16.4 million to $28.0 million, increased interest expense by $292,000 and resulted in a net increase of $281,000.

      Net Interest Income. The net effect of the increases in interest income and interest expense was a $356,000 increase in net interest income from the first nine months of the 2004 fiscal year to the first nine months of the 2005 fiscal year. Our interest rate spread (the difference between the average rate we earn and the average rate we pay) decreased by 9 basis points (0.09%) from 3.91% last year to 3.82% this year. Net interest margin decreased by 13 basis points to 4.12%, for the first nine months of fiscal 2005, down from 4.25% for the first nine months of fiscal 2004.

      Average capital represented 17.8% of average interest-earning assets for the nine months ended June 30, 2005, while it represented 20.2% of average interest-earning assets for the same period in 2004. Our ratio of average interest-earning assets to average interest-bearing liabilities decreased from
1.18 times in 2005 to 1.15 times in 2004.

      Provision for Loan Losses. Year to date, we had charge-offs of $84,000 and recoveries of $68,000. We provided $100,000 for loan losses for the first nine months this fiscal year as compared to $85,000 for the first nine months of the past fiscal year. At June 30, 2005 and 2004 the ratio of our loan loss allowance to total loans was 0.87% and 0.96%, respectively. As disclosed in the comparison of financial condition discussion, our level of non-accruing loans, loans 90 days and still accruing and restructured loans was $406,000, or 0.43% of total loans at June 30, 2005 compared to $380,000, or 0.47% of total loans at September 30, 2004. Management feels that these loans are adequately secured and do not require any adjustment to the allowance for loan losses.

      Non-interest Income. Our non-interest income was $74,000 higher for the first nine months of this year versus the same period last year. The increase was the result of increases of $40,000 in earnings on investment life insurance, $16,000 in realized gains on sales of securities, $13,000 in service charges and $22,000 in other non-interest income, offset in part by a $17,000 loss on sales of loans.

      Non-interest Expense. Non-interest expenses increased by $332,000 for the first nine months of fiscal 2005 compared to fiscal 2004. Increases in salaries & benefits, directors fees, occupancy and equipment cost, postage and supplies, professional fees and other non-interest expense of $222,000, $17,000, $28,000, $13,000, $43,000 and $ 24,000 respectively, partially offset by a decrease of $30,000 in the cost of foreclosed assets accounted for most of the increase. The increase in salaries and benefits is the result of three factors; first, performance increases in salaries for our employees; second, last year's hiring of a commercial loan officer and an assistant treasurer; and third, increased costs in health care benefits. Directors fees have increased as the result of increases in meeting fees, the first since fiscal 2000, and an increase in the number of loan committee meetings. The increase in professional fees represents additional costs for both our independent public accountants and internal audit firm. Some of this increase is the result of working to conform to the requirements of SOX 404.

      Income tax expense. Our income tax expense year-to-date increased by $16,000, or 3.9%, from $409,000 last year to $425,000 this year. The increased expense was the result of higher income before income tax of $83,000, or 7.7%, from $1,078,000 for the first nine months last fiscal year to $1,161,000 for the first nine months of this fiscal year. Our effective tax rate was 36.6% for the nine months ended June 30, 2005 compared to 37.9% for the same period in 2004.

Liquidity and Capital Resources

      Our primary sources of funds are deposits, borrowings from the Federal Home Loan Bank, and proceeds from the principal and interest payments on loans and securities. Scheduled maturities and principal payments on loans and securities are predictable sources of funds. We can also control the funds available from borrowings to a certain extent. However, general economic conditions and interest rate conditions can cause increases or decreases in deposit outflows and loan pre-payments, which can also affect the level of funds we have available for investment.

      In general, we manage our liquidity by maintaining a sufficient level of short-term investments so funds are readily available for investment in loans when needed. During the nine months ended June 30, 2005, we increased our cash and cash equivalents by $565,000. We have originated $31.3 million of new loans. However, loans, net, after payments, charge-offs and transfers to foreclosed real estate, increased by $16.4 million over this period.

      Deposits increased by $2.3 million during the nine months ended June 30, 2005. In addition to factors within our control, such as our deposit pricing strategies and our marketing efforts, deposit flows are affected by the level of general market interest rates, the availability of alternate investment opportunities, general economic conditions, and other factors outside our control. We increased our borrowings by $10.0 million during this same period.

      We monitor our liquidity regularly. Excess liquidity is invested in overnight federal funds sold and other short-term investments. If we need additional funds, we can borrow those funds, although the cost of borrowing money is normally higher than the average cost of deposits. As a member of the Federal Home Loan Bank of New York, the Bank can arrange to borrow an additional $13.5 million against our one to four family first mortgage portfolio. We have used borrowed funds to help us leverage capital we received from our stock sale, but have not needed borrowings to cover liquidity shortfalls. In addition to borrowings, we believe that, if we need to do so, we can attract additional deposits by increasing the rates we offer.

      We measure liquidity on a monthly basis and want to maintain a liquidity ratio of between 5% and 15%. At June 30, 2005, the ratio was 8.10% as compared to 8.15% on June 30, 2004.

Off Balance Sheet Arrangements

      The Company's financial statements do not reflect off-balance sheet arrangements that are made in the normal course of business. These off-balance sheet arrangements consist of unfunded loans.

      We had $3.5 million in outstanding commitments to make loans at June 30, 2005, along with $3.9 million of unused home equity, commercial and overdraft lines of credit. We also have a commitment to sell the $2.2 million guaranteed portion of a USDA guaranteed loan we originated. We are awaiting final USDA approval for the sale. We anticipate that we will have enough liquid funds to meet our current loan commitments, purchase commitments and to fund draws on the lines of credit through the normal turnover of our loan and securities portfolios. At June 30, 2005, we had $18.6 million of time certificates scheduled to mature within one year. We anticipate that we can retain substantially all of those deposits if we need to do so to fund loans and other investments as part of our efforts to grow and leverage our capital.

Capital Resources

      The OTS has minimum capital ratio requirements applying to the Bank, but there are no comparable minimum capital requirements that apply to the Company as a savings and loan holding company. At June 30, 2005, the Bank exceeded all regulatory capital requirements of the OTS applicable to it, with Tier I capital of $18.0 million, or 15.3% of average assets and with total risk-based capital of $18.8 million, or 27.6% of risk-weighted assets. The Bank also had tangible capital of $18.0 million, or 15.3% of average tangible assets. The Bank was classified as "well capitalized" at June 30, 2005 under OTS regulations.

Item 3.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. The term "disclosure controls and procedures" is defined in Rule 13a-14(c) of the Securities Exchange Act of 1934, or (the "Exchange Act"). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2005, and they have concluded as of that date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

(b) Changes in Internal Controls. There were no significant changes to our internal controls or in the other factors that could significantly affect our internal controls during the quarter ended June 30, 2005, including any corrective actions with regard to significant deficiencies and material weakness.


                           PART II - OTHER INFORMATION

      Item 1. Legal Proceedings

      In the ordinary course of business, the Company and the Bank are subject to legal actions, which involve claims for monetary relief. Management, based on the advice of counsel, does not believe that any currently known legal actions, individually or in the aggregate, will have a material effect on the Company's consolidated financial condition or results of operations.

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

                                  Gouverneur Bancorp, Inc.


Date: August 5, 2005              By: /s/ RICHARD F. BENNETT
                                      ------------------------------------------
                                      Richard F. Bennett
                                      President and Chief Executive Officer
                                      (principal executive officer and officer
                                      duly authorized to sign on behalf of the
                                      registrant)

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