Form 10KSB
period 2005-09-30
GOUVERNEUR BANCORP INC
filed 2005-12-19
CIK 1063942

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2005

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

                   42 Church Street, Gouverneur New York 13642
                    (Address of principal executive offices)
                    Issuer's telephone number (315) 287-2600

           Securities Registered Pursuant to Section 12(b) of the Act:
  Common Stock, par value $0.01 per share              American Stock Exchange

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

Gouverneur Bancorp, Inc.'s revenues for the fiscal year ended September 30, 2005 were $6,999,000.

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the final closing price of such stock on December 9, 2005, was approximately $8,109,000. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

As of December 9, 2005, there were 2,285,434 issued and outstanding shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE
Part II of Form 10-KSB-Annual Report to Stockholders for the fiscal year ended September 30, 2005. Part III of Form 10-KSB-Portions of Proxy Statement for 2006 Annual Meeting of Stockholders.

Transitional Small Business Disclosure Format. YES [ ] NO [X]

                                     PART I

Item 1. Description of Business

General

     Gouverneur Bancorp, Inc. ("We" or the "Company") is a corporation organized under the laws of the United States. The Company's assets consist primarily of all the outstanding capital stock of its wholly owned subsidiary, Gouverneur Savings and Loan Association (the "Bank") and its principal business is the ownership of the Bank. At September 30, 2005, Cambray Mutual Holding Company ("Cambray MHC"), the Company's parent mutual holding company, held 1,311,222 shares or 57.4% of the Company's issued and outstanding common stock, and shareholders other than Cambray MHC held 974,212 shares, or 42.6% of the issued and outstanding common stock. The Company is a savings and loan holding company registered with the Office of Thrift Supervision ("OTS") and subject to regulation under federal banking laws and regulation. In this document, references to the Company include the Bank, unless the context denotes otherwise, and references to the "Registrant" refer to the Company.

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

     The Company's revenues come principally from interest on loans and securities. The Company's primary sources of funds are deposits, borrowings from the Federal Home Loan Bank of New York ("FHLB") and proceeds from principal and interest payments on loans and investment securities. At September 30, 2005, the Company had $122.2 million in assets, $64.0 million in deposits, $36.8 million in advances from FHLB and $18.7 million in total equity, as compared with last year's balances of $104.2 million, $61.6 million, $23.0 million and $18.0 million, respectively. Net loans increased by $16.6 million, or 20.7%, from $80.2 million on September 30, 2004 to $96.8 million on September 30, 2005.

     The Company's offices are located at 42 Church Street, Gouverneur, New York 13642. Our telephone number is (315) 287-2600.

Forward-Looking Statements

     When we use words or phrases like "will probably result," "we expect," "will continue," "we anticipate," "estimate," "project," "should cause," or similar expressions in this annual report or in any press releases, public announcements, filings with the Securities and Exchange Commission (the "SEC") or other disclosures, we are making "forward-looking statements" as described in the Private Securities Litigation Reform Act of 1995. In addition, certain information we provide, such as analysis of the adequacy of our allowance for loan losses or an analysis of the interest rate sensitivity of our assets and liabilities, is always based on predictions of the future. From time to time, we may also publish other forward-looking statements about anticipated financial performance, business prospects, transactions and similar matters.

     The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. We want you to know that a variety of future events could cause our actual results and experience to differ materially from what we anticipate when we make our forward-looking statements. Some of the risks and uncertainties that may affect our operations, performance, profitability and results, the interest rate sensitivity of our assets and liabilities, and the adequacy of our allowance for loan losses, include, without limitation: (i) local, regional, national or global economic conditions which could cause an increase in loan delinquencies, a decrease in property values, or a change in the housing turnover rate; (ii) changes in the market interest rates or changes in the speed at which market interest rates change; (iii) changes in laws and regulations affecting us; (iv) changes in competition; and (v) changes in consumer preferences.

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

     Market Area

     The Bank, a community oriented financial institution, which was chartered in 1892, has been headquartered in the Town and Village of Gouverneur since its formation. The Bank's deposits are insured, up to the applicable limits, by the Federal Deposit Insurance Corporation ("FDIC"). Through the Bank's two full service branch offices and one lending office, the Company services a primary market area consisting of southern St. Lawrence County and northern Jefferson and Lewis Counties in New York State. Based on the 2001 Census, the Company estimates that the population in this market area is approximately 100,000. The Company's market area is predominately rural with many small towns. The population works in diverse industries, including manufacturing, agriculture, retail trades, construction, mining, health care, education and government service.

     The largest private employers in the market area are a mining company and a paper mill. One paper mill, which was expected to open last year, has not, and another owned by the same company, has stopped production. A zinc mining operation that has been closed for about five years was purchased out of bankruptcy by a Canadian company two years ago and was expected to open at that time. However, the re-opening has been delayed as company officials waited for the international price of zinc to rise. The company has committed to investing $20 million into the business, which was the third largest zinc mining operation in the United States in 1999 and 2000. Company officials have begun advertising for miners, laborers, heavy equipment operators and others and expect to ramp up production as soon as possible. The zinc mining company currently has nine employees and expects to create 183 jobs over the next three years. We view this as extremely good news since the mine is located squarely within the Bank's market area and we expect that it will directly benefit our community's economy.

     Fort Drum, a major military installation, is located at the southern edge of the Company's primary market area. The market area for our Alexandria Bay and Clayton offices is dominated by tourist related businesses along the St. Lawrence River. The two largest resort hotels are year round businesses, while most others are seasonal and service the expanded spring and summer population. Most of the full-time residents are employed in Watertown, NY, the largest city in the Company's three-county market area with a population of about 30,000, and the county seat for Jefferson County. The New York State Department of Transportation and Jefferson County offices are both located in Watertown and are major employers. There are several small to medium sized manufacturers, including paper mills. Watertown provides the major retail shopping center for the three counties and also attracts shoppers from Canada who enter the United States via the Thousand Islands Bridge and travel approximately 30 miles to Watertown.

     Economic and demographic conditions in the Company's market area pose significant challenges for the Company. Per capita income and median home values in our market area are below New York State and national levels. Unemployment in each of the three counties in the Company's market area is higher than statewide and national unemployment rates. Furthermore, the local population is showing little or no growth, as the 2001 Census showed less than a 1.0% increase in the area since 1990, versus the statewide increase of 5.5%. These conditions are believed to extend to communities adjoining the Company's market area as well.

Competition

     The Company's principal competitors for deposits are other savings and loan associations, savings banks, commercial banks and credit unions in the Company's market area, as well as money market mutual funds, insurance companies and securities and brokerage firms, many of which are substantially larger in size than the Company. The Company's competition for loans comes principally from savings banks, savings and loan associations, commercial banks, mortgage bankers, finance companies and other intuitional lenders, many of whom operate through the internet, as well as traditional retail offices. Direct or indirect competition for loans from nationally recognized secondary market lenders has increased in recent years, having the effect of both reducing the Company's market share and driving down the interest rates it can earn on residential mortgages. The Company's principal methods of competition include loan and deposit pricing, flexible underwriting which permits variation from secondary market underwriting requirements when believed appropriate, maintaining close ties with its local community, advertising and marketing programs local decision making and personalized services.

     The Company faces competition from other financial institutions having much greater financial and marketing resources. However, the Company believes it benefits from its community bank orientation, as well as its relatively high core deposit base. Recent acquisitions of other banks in northern New York by larger institutions may have also given the Company an edge in the competition for those local residents who prefer doing business with a local financial institution.

Lending Activities

     Loan Portfolio Composition. The Company's loans consist primarily of mortgage loans secured by one-to-four family residences. At September 30, 2005, the Company had total loans of $96.8 million, of which $78.6 million, or 81.2%, were one-to-four family residential mortgage loans, an increase of $15.0 million, or 23.6%, from $63.6 million at September 30, 2004. The increase was primarily due to the continued growth of our full service office in Alexandria Bay and our lending office in Clayton. Both of these communities border the St. Lawrence River and include up-scale vacation home properties with river frontage, in addition to traditional residential properties.

     We continue to originate mortgages on vacation home properties to buyers who often live and work outside of our geographic area. These loans generally have higher values than inland residences in the region and help to diversify the risk on our portfolio, since those loans are not directly tied to the local economy. However, we have been unable to establish substantial deposit relationships with most of these seasonal home borrowers, so consequently we borrowed funds from the FHLB to support this lending activity. In Clayton, our residential mortgage loan portfolio grew $4.3 million from $8.3 million to $12.6 million, while in Alexandria Bay we increased residential mortgage loans $7.3 million, from $25.1 million to $32.4 million from September 30, 2004 to September 30, 2005. The Bank's main office in Gouverneur increased residential mortgage loans by $3.4 million from $30.2 million to $33.6 million over the same period. Total real estate loans, including commercial mortgages, increased to $85.1 million, or 87.9% of total loans this year from $67.7 million, or 84.4% last year, an increase of 3.5%.

     The Company's portfolio of other consumer loans, for the most part auto loans, increased by $1.6 million from last year's total of $8.9 million to $10.5 million this year, as automobile loans increased by $1.1 million and other consumer loans increased by $0.5 million. The increase in automobile loans was mainly due to indirect business generated with a dealer through our Clayton office and an increase in used car business. Consumer loans represent 10.8% of total loans this year versus 11.1% last year. The Company's ratio of net loans to total assets increased from 76.9% September 30, 2004 to 79.1% at September 30, 2005.

     Our hiring of an experienced commercial lending officer in 2004 has enabled us to pursue more aggressively local commercial lending opportunities and capture more of that business. At the same time, we decided to sell the United States Department of Agriculture (USDA") guaranteed loan portfolio, which totaled $3.0 million of the other commercial loan portfolio at September 30, 2004. The net result of increasing the local commercial portfolio and reducing the USDA loans was to maintain the level of commercial loans at $7.7 million at both September 30, 2004 and 2005. Specifically, at September 30, 2005 we had $6.5 million in commercial mortgages and $1.2 million in other commercial loans, as compared to $4.1 million and $3.6 million, respectively at September 30, 2004. During the 2005 fiscal year, we booked $31,000 in losses on sales of the USDA loans, but we will book a gain of $7,000 in fiscal 2006 on the $1.2 million of USDA loans, which were classified as held for sale at year-end, and were closed in October 2005. In fiscal 2006, we intend to continue to develop and manage the commercial lending business.

     Interest rates earned on the Company's loans are affected by the demand for loans, the supply of money available for lending and the rates offered by competitors. These factors are in turn affected by, among other things, economic conditions, monetary and budgetary policies of the federal government, and legislative tax policies.

Loan Portfolio Composition

     The following table sets forth the composition of the Company's mortgage and other loan portfolios in dollar amounts and in percentages at the dates indicated.

                                                              At September 30,
                              ---------------------------------------------------------------------------------
                                        2005                       2004                        2003
                              ------------------------    ------------------------    ------------------------
                                             Percent                     Percent                     Percent
                                Amount       of total       Amount       of total       Amount       of total
                              ----------    ----------    ----------    ----------    ----------    ----------
                                                           (dollars in thousands)
Real estate loans:
  Residential mortgages
    including home equities
    and construction loans.   $   78,616         81.24%   $   63,580         79.26%   $   48,660         74.98%
  Commercial mortgages ....        6,472          6.69%        4,108          5.12%        3,624          5.58%
                              ----------    ----------    ----------    ----------    ----------    ----------

Total real estate loans ...       85,088         87.93%       67,688         84.38%       52,284         80.56%

Other loans:
Consumer other ............       10,489         10.84%        8,909         11.11%        9,234         14.23%
Commercial other ..........        1,188          1.23%        3,618          4.51%        3,378          5.21%
                              ----------    ----------    ----------    ----------    ----------    ----------

Total other loans .........       11,677         12.07%       12,527         15.62%       12,612         19.44%
                              ----------    ----------    ----------    ----------    ----------    ----------

Total loans ...............       96,765        100.00%       80,215        100.00%       64,896        100.00%
                              ----------                  ----------                  ----------

Deferred loan costs (fees),
   Net ....................          844                         699                         497
Allowance for loan losses .         (869)                       (755)                       (655)
                              ----------                  ----------                  ----------

Loans, net ................   $   96,740                  $   80,159                  $   64,738
                              ==========                  ==========                  ==========


                                                 At September 30,
                              ----------------------------------------------------
                                       2002                        2001
                              ------------------------    ------------------------
                                             Percent                     Percent
                                Amount       of total       Amount       of total
                              ----------    ----------    ----------    ----------
                                             (dollars in thousands)
Real estate loans:
  Residential mortgages
    including home equities
    and construction loans.   $   39,055         71.52%   $   39,223         70.02%
  Commercial mortgages ....        3,951          7.24%        4,482          8.00%
                              ----------    ----------    ----------    ----------

Total real estate loans ...       43,006         78.76%       43,705         78.02%

Other loans:
Consumer other ............       10,350         18.95%       10,746         19.18%
Commercial other ..........        1,248          2.29%        1,570          2.80%
                              ----------    ----------    ----------    ----------

Total other loans .........       11,598         21.24%       12,316         21.98%
                              ----------    ----------    ----------    ----------

Total loans ...............       54,604        100.00%       56,021        100.00%
                              ----------                  ----------

Deferred loan costs (fees),
   Net ....................          412                         413
Allowance for loan losses .         (671)                       (655)
                              ----------                  ----------

Loans, net ................   $   54,345                  $   55,779
                              ==========                  ==========

                           Residential Mortgage Loans

     Residential - First lien. Approximately 56% of the Company's residential mortgage loan portfolio is first lien, fixed-rate mortgage loans with terms up to 25 years, but predominantly for 15 to 20 years. The Company also offers adjustable-rate mortgage loans. The adjustable-rate residential mortgage portfolio was $31.2 million at year-end, or 39.7% of the Company's $78.6 million in residential mortgage loans, compared to September 30, 2004 when $26.5 million, or 41.7% of the $63.6 million in residential loans were adjustable rate loans. Customer preference has strongly favored fixed rate mortgage loans. Now, we are adding more adjustable rate loans with fixed rates for the first five years of the loan term, which then re-price annually. While we have decided not to compete with the secondary fixed rate mortgage market, we have been able to compete with the adjustable rate market and increase our residential mortgage loan portfolio.

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

     The Company obtains independent appraisals on all residential first mortgage loans and attorneys' opinions of title are required at closing. Current surveys are generally not required because the Company believes that the cost of obtaining a survey in the local market is not justified by the minimal risks involved. In most cases, the Company accepts the attorney's title opinion rather than requiring title insurance on residential mortgage loans. This practice has not resulted in losses. Private mortgage insurance is required on loans with a loan to value ratio in excess of 85%. We require real estate tax escrows on first-lien mortgage loans.

     Although fixed-rate mortgage loans may adversely affect the Company's net interest income in periods of rising interest rates, the Company originates such loans to satisfy customer demand. Such loans are generally originated at higher interest rates than those offered on adjustable rate mortgage loans originated. Therefore, during periods of level or declining interest rates, these loans tend to provide higher yields than adjustable loans. Since we hold in our portfolio all of the fixed rate mortgage loans we originate, we price them higher than fixed rate mortgage loans sold in the secondary market. Selling the loans in the secondary market eliminates the interest rate risk and credit risk associated with those loans. We retain those risks and price the loans accordingly. This pricing policy makes the adjustable rate loans more attractive to the customer and has helped to increase the size of that portfolio, although it fell from 41.7% of the residential mortgage portfolio at September 30, 2004 to 39.7% at September 30, 2005. Fixed-rate residential mortgage loans originated by the Company generally include due-on-sale clauses permitting the Company to demand payment in full if the borrower sells the property without the Company's consent. Due-on-sale clauses are an important means of adjusting the rates of the Company's fixed-rate mortgage loan portfolio, and the Company has generally exercised its rights under these clauses.

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

     The Company has enrolled in FHLB's Mortgage Partnership Funding program. This is a secondary market program similar to the Federal Home Loan Mortgage Corporation ("Freddie Mac") and Federal National Mortgage Association ("Fannie

Mae") programs. We are under no obligation to sell existing mortgages, and have not sold any loans to date. However, we do want to position the Company to compete with other lenders in our market area and may use this program to offer longer-term lower rate mortgages. Management intends to continue to emphasize the origination of mortgage loans secured by one-to-four family residences while at the same time seeking to expand the Company's portfolio of other loan types.

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

     The maximum loan to value ratio, including prior liens, is 80% for junior mortgage loans. At September 30, 2005, the Company had $7.2 million in outstanding advances on home equity lines of credit, $3.2 million of unused home equity lines of credit and $0.1 million in regular amortizing home equity loans, as compared to $5.5 million, $2.5 million and $0.2 million, respectively, at September 30, 2004.

     Construction Loans. The company offers residential single-family construction loans primarily to persons who intend to occupy the property upon completion of construction. The loans automatically convert to regular amortizing loans after construction is complete. Proceeds of the construction loan are advanced in stages as construction is completed. The loans generally provide for a construction period of not more than twelve months during which the borrower pays interest only. In recognition of the risks involved in such loans, the Company carefully monitors the construction through regular inspections. At September 30, 2005, the Company had $3.6 million of construction loans. Construction loan levels tend to increase during the summer because of the seasonal nature of residential construction, but even during the summer these loans generally do not represent more than 3% of the Company's loan portfolio. Occasionally, the Company makes construction loans for purposes other than the construction of the borrower's residence when appropriate opportunities arise.

                            Commercial Mortgage Loans

     The Company has been offering commercial mortgage loans to diversify risk and obtain the higher yield normally associated with this type of loan as compared with residential mortgage loans. The Bank has hired a commercial loan officer and will now look to develop this portfolio, which involves greater risk, more complex underwriting and more administration than residential real estate loans.

     The Company offers commercial mortgage loans with loan-to value ratios up to 70%. The Company offers both fixed and adjustable rate commercial mortgage loans, with 60.3% of the Company's commercial mortgage loan balances at September 30, 2005 having fixed interest rates, an increase from last year's 26.1%. However, a number of the loans are five-year balloon mortgages. This results in a weighted average life for the fixed rate portfolio of approximately
7.2 years.

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

                              Other Consumer Loans

     Automobile Loans. The Company has tried to increase its level of automobile loans in order to increase the interest rate sensitivity of its assets and expand its customer base. Auto loans are originated both through direct contact between the Company and the borrower and indirectly through auto dealers who refer the borrowers to the Company. However, the Company underwrites the loans itself and the loan is originated in the name of the Company. The dealer is paid a flat fee for each successful referral.

     The Company offers auto loans for both new and used cars. The loans have fixed rates with maturities of not more than five and a half years. At September 30, 2005, the Company had $7.1 million of auto loans, 18.3% higher than the level one year earlier. This was mainly due to increased indirect business generated with a dealer through our Clayton office and an increase in used car business. Principal is repaid quickly on auto loans because the maximum term is 66 months. That makes it necessary to add new loans to maintain portfolio level. Auto loans are offered in amounts up to 100% of the purchase price of the car. The Company evaluates the credit and repayment ability of the borrower as well as the value of the collateral in determining whether to approve a loan.

     Other Consumer Loans. The Company also makes fixed-rate consumer loans either unsecured or secured by savings accounts or other consumer assets. Consumer loans generally have terms not exceeding five years. Other consumer loans, not including automobile loans, totaled $3.4 million at September 30, 2005, up $0.5 million from $2.9 million at September 30, 2004. Other consumer loans generally have higher interest rates than mortgage loans. The shorter terms to maturity are helpful in managing the Company's interest rate risk. Applications for these loans are evaluated based upon the borrower's ability to repay and the value of any collateral.

                             Other Commercial Loans

     The Company offers commercial non-mortgage loans to local businesses for working capital, machinery and equipment purchases, expansion, and other business purposes. These loans generally have higher yields than mortgages loans, and include installment equipment financing with terms that generally do not exceed seven years, short-term working capital loans, and commercial lines of credit with annual reviews. The Company has $1.2 million of such loans September 30, 2005, compared to $3.6 million on September 30, 2004, of which $3.0 million were purchased USDA guaranteed loans.

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

     Prior to hiring a commercial loan officer, the Company purchased the USDA and SBA guaranteed portion of commercial loans originated by other financial institutions. These loans were either fixed or variable rate and either split into pieces or purchased in full. During 2005 we sold all of these loans to provide funding for the growth of our local commercial loan portfolio. The $1.2 million remaining balance of the portfolio of these loans was classified as held for sale at year-end and the sales were concluded in October, resulting in a gain of $7,000 for fiscal 2006.

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

     Under federal law and applicable OTS regulations, the Bank may not lend more than 15% of the Bank's capital to any one borrower, with additional loans up to 10% of capital being permitted if the additional loans are secured by readily marketable collateral. At September 30, 2005, the Company's largest loan was a commercial mortgage loan located in the company's market area with a loan balance of $2,456,000. This customer also had the largest loan relationship with the company, combining all loans to a single borrower or related group of borrowers, at $2,531,000, below the Bank's regulatory loan limit to one borrower of $2.7 million. At September 30, 2005, both loans for this customer were current and performing in accordance with their terms.

     The Company has not purchased loan-servicing rights but may engage in such activities in the future.

     The following table shows the contractual maturity of the Company's loan portfolio at September 30, 2005. Loans are shown as due based on their contractual terms to maturity. Adjustable rate loans are shown as maturing when the final loan payment is due without regard to rate adjustments. The table does not show the effects of loan amortization, possible prepayments or enforcement of due-on-sale clauses. Non-performing loans are shown as being due based upon their contractual maturity without regard to acceleration due to default.

                       Residential     Commercial      Consumer      Commercial
                         mortgage       mortgage        other          other           Total
                       ------------   ------------   ------------   ------------   ------------
                                                    (in thousands)
 Amount due:
Within 1 year          $      3,784   $        393   $        508   $        203   $      4,888
1 to 2 years                    199             23            923             17          1,162
2 to 3 years                    313             29          1,876            139          2,357
3 to 5 years                  2,473          2,601          6,213            599         11,886
5 to 10 years                 9,486          2,203            968            181         12,838
over 10 years                62,361          1,223              1             49         63,634
                       ------------   ------------   ------------   ------------   ------------
   Total loans         $     78,616   $      6,472   $     10,489   $      1,188   $     96,765
                       ============   ============   ============   ============   ============

     The following table shows, as of September 30, 2005, the amount of loans due after September 30, 2006, and whether they have fixed interest rates or adjustable interest rates.

                               Fixed        Adjustable
                               Rates          Rates           Total
                            ------------   ------------   ------------
                                          (In thousands)

Residential mortgage        $     43,686   $     31,146   $     74,832
Commercial mortgage                3,890          2,189          6,079
Consumer other                     9,610            371          9,981
Commercial other                     573            412            985
                            ------------   ------------   ------------
         Total              $     57,759   $     34,118   $     91,877
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

     If the Company acquires the mortgaged property at foreclosure sale or accepts a voluntary deed in lieu of foreclosure, the acquired property is then classified as foreclosed real estate. At September 30, 2005, the Company had no foreclosed real estate. The Company seeks to dispose of these properties through real estate brokers. Due to adverse local economic conditions in the residential housing market, the disposition of foreclosed real estate can take six months or more. When real estate is acquired in full or partial satisfaction of a loan, it is initially recorded at the fair value less estimated costs to sell at the date of foreclosure, establishing a new cost basis. Write-downs from the unpaid loan balance to fair value at the time of foreclosure are charged to the allowance for loan losses. Subsequent revenue and expenses from operations and changes in the valuation allowance are charged to other expense. The Company is permitted to finance sales of foreclosed real estate by "loans to facilitate", which may involve a lower down payment or a longer repayment term or other more favorable features than generally would be granted under the Company's underwriting guidelines. At September 30, 2005, the Company has $481,000 of "loans to facilitate," with each loan current in accordance with its terms.

     Late notices are sent on all consumer loans when a payment is more than 10 days past due. When an automobile loan becomes 60 past due, the Company seeks to repossess the collateral. If the default is not cured, then upon repossession the Company sells the automobile as soon as practicable by public notice and auction. The remaining balance of the loan is fully charged off when the loan is 120 days past due. When other types of non-mortgage loans become past due, the Company takes measures to cure defaults through contacts with the borrower and takes appropriate action, depending upon the borrower and the collateral, to obtain repayment of the loan. The Company had two repossessed assets totaling $6,000 at September 30, 2005.

     The following table sets forth the Company's loan delinquencies by type, by amount and by percentage of each loan category at September 30, 2005.

                                                             Loans Delinquent For:
                       --------------------------------------------------------------------------------------------------
                                 60-89 Days                   90 Days or More (1)              Total Delinquent Loans
                       ------------------------------    ------------------------------    ------------------------------
                                             Percent                           Percent                           Percent
                                             of loan                           of loan                           of loan
                          No.      Amount    category       No.      Amount    category      No.       Amount    category
                       --------   --------   --------    --------   --------   --------    --------   --------   --------
Residential mortgage         25   $    948       1.20%          5   $    115       0.15%         30   $  1,063       1.35%
Commercial mortgage           5        137       1.58%          2        275       3.16%          7        412       4.74%
Consumer other               57        300       2.86%          2          3       0.03%         59        303       2.89%
Commercial other              1          8       0.33%         --         --       0.00%          1          8       0.33%
                       --------   --------               --------   --------               --------   --------
     Total                   88   $  1,393       1.39%          9   $    393       0.39%         97   $  1,786       1.78%
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

                                                              At September 30,
                                         --------------------------------------------------------
                                           2005        2004        2003        2002        2001
                                         --------    --------    --------    --------    --------
                                                          (Dollars in thousands)
Non-accrual loans:
Residential mortgage                     $    115    $    247    $    198    $    282    $     48
Commercial mortgage                           275          --          83          41          73
Consumer other                                  3           5          85          12          63
Commercial other                               --          --         112          84         253
                                         --------    --------    --------    --------    --------
     Total non-accrual loans                  393         252         478         419         437

Restructured commercial mortgage               --         104         225          --          --
Restructured commercial other                  --          24          --         261          --
                                         --------    --------    --------    --------    --------
     Total non-performing loans               393         380         703         680         437

Foreclosed real estate                         --          53          92          25         182
Other repossessed assets                        6           9          29          46          38
                                         --------    --------    --------    --------    --------

     Total non-performing assets         $    399    $    442    $    824    $    751    $    657
                                         ========    ========    ========    ========    ========

Non-performing loans as a percent
of total loans                               0.39%       0.47%       1.08%       1.23%       0.78%

Non-performing loans as a percent
of total assets                              0.32%       0.36%       0.92%       0.88%       0.79%

Allowance for loan losses as a percent
of non-performing loans                    221.12%     198.68%      93.71%      98.68%     149.89%

     The Company had no loans more than 90 days delinquent and accruing interest at September 30, 2005, 2004, 2003, 2002 or 2001.

     During fiscal 2005, the Bank's non-performing assets decreased from $442,000 to $399,000. Non-performing loans increased by $13,000 to $393,000 at September 30, 2005 from $380,000 at September 30, 2004, but represented only 0.39% of total loans versus 0.47% a year earlier. During fiscal 2005, we incurred $4,000 of losses associated with the $380,000 of non-performing loans at September 30, 2004. Currently, one of the six residential non-accrual mortgages and both commercial non-accrual mortgages are in foreclosure proceedings.

     Management believes that these non-performing loans are adequately secured by collateral. Further, management is not aware of any factors common to these loans, which caused their non-performance or any developments that suggest an upward trend in delinquencies. Management has determined that a $140,000 increase in the loan loss allowance is appropriate at this time due to the general growth of the loan portfolio and specifically the residential mortgage loan portfolio by $15.0 million.

     At September 30, 2005, there were no loans other than those included in the table above with regard to which management had information about possible credit problems of the borrower that caused management to seriously doubt the ability of the borrower to comply with the present loan repayment terms. The Bank's ratio of non-performing assets to total assets was below 1% for the eighth straight year.

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

     The amount of additional interest income that would have been recorded on non-accrual loans had those loans been performing in accordance with their terms was approximately $15,000 for fiscal 2005 and $10,000 for fiscal 2004.

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

     Assets classified as Substandard or Doubtful require the Company to establish prudent valuation allowances. If an asset or portion thereof is classified as Loss, the Company must either establish a specific allowance for loss equal to 100% of the portion of the asset classified Loss or charge off such amount. If the Company does not agree with an examiner's classification of an asset it may appeal this determination. On the basis of management's review of its loans and other assets at September 30, 2005, the Company had $585,000 of assets classified as Substandard, none classified as Doubtful and $10,000 classified as Loss.

     Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risks inherent in the Company's loan portfolio. The allowance for loan losses is maintained at an amount management considers adequate to cover loan losses deemed probable by our estimates. The allowance is based upon a number of factors, including asset classifications, economic trends, industry experience and trends, industry and geographic concentrations, estimated collateral values, management's assessment of the credit risk inherent in the portfolio, historical loan loss experience and the Company's underwriting policies. The Company evaluates, on a monthly basis, all loans identified as problem loans, including all non-accrual loans and other loans where management has reason to doubt collection in full in accordance with original payment terms. The Company considers whether the allowance should be adjusted to protect against risks associated with such loans. In addition, the Company applies a percentage, for each category of performing loans not designated as problem loans, to determine an additional component of the allowance to protect against unascertainable risks inherent in any portfolio of performing loans.

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

                                                            At September 30,
                                        --------------------------------------------------------
                                          2005        2004        2003        2002        2001
                                        --------    --------    --------    --------    --------
                                                         (Dollars in thousands)
Allowance, beginning of period          $    755    $    655    $    671    $    655    $    663
Provision for loan losses                    140         135          95          85          80
Charge-offs:
   Residential mortgage & home equity         15          --          33          47          26
   Commercial mortgage                        --          --          18          --          --
   Consumer other                             58          63          85          80         103
   Commercial other                            6          58          52          --           6
                                        --------    --------    --------    --------    --------
      Total charge-offs                       79         121         188         127         135
Recoveries:
   Residential mortgage & home equity         15           9          16           8           6
   Commercial mortgage                        --          --          --          --          --
   Consumer other                             38          18          51          50          40
   Commercial other                           --          59          10          --           1
                                        --------    --------    --------    --------    --------
      Total recoveries                        53          86          77          58          47
                                        --------    --------    --------    --------    --------
Net charge-offs                               26          35         111          69          88
                                        --------    --------    --------    --------    --------

Allowance, end of period                $    869    $    755    $    655    $    671    $    655
                                        ========    ========    ========    ========    ========

Allowance as a percent of total loans       0.87%       0.94%       1.01%       1.23%       1.17%

Ratio of net charge-offs to average
loans outstanding                           0.03%       0.05%       0.19%       0.13%       0.16%

     The following table analyzes the allocation of the Company's allowance for loan losses to specific loan categories during the periods indicated. In 2005 categories were added for commercial mortgages and commercial other loans. For prior years, the amount allocated to consumer other loans included both categories of commercial loans.

                                                   At September 30,
                                 --------------------------------------------------
                                          2005                       2004
                                 -----------------------    -----------------------
                                              Percent of                 Percent of
                                               Loans to                   Loans to
                                   Amount     Total Loans     Amount     Total Loans
                                 ----------   ----------    ----------   ----------
                                                 (Dollars in thousands)
Allowance allocated to:
Residential mortgages            $      440        78.46%   $      446        84.38%
Commercial mortgages                    139         8.66%           --         0.00%
Consumer other                          252        10.47%          309        15.62%
Commercial other                         38         2.41%           --         0.00%
                                 ----------   ----------    ----------   ----------
   Total allowance               $      869       100.00%   $      755       100.00%
                                 ==========   ==========    ==========   ==========


                                                               At September 30,
                                 -----------------------------------------------------------------------------
                                          2003                       2002                       2001
                                 -----------------------    -----------------------    -----------------------
                                              Percent of                 Percent of                 Percent of
                                               Loans to                   Loans to                   Loans to
                                   Amount     Total Loans     Amount     Total Loans     Amount     Total Loans
                                 ----------   ----------    ----------   ----------    ----------   ----------
                                                           (Dollars in thousands)
Allowance allocated to:
Residential mortgages            $      382        80.56%   $      294        78.76%   $      317        78.02%
Commercial mortgages                     --         0.00%           --         0.00%           --         0.00%
Consumer other                          273        19.44%          377        21.24%          338        21.98%
Commercial other                         --         0.00%           --          0.0%           --          0.0%
                                 ----------   ----------    ----------   ----------    ----------   ----------
   Total allowance               $      655       100.00%   $      671       100.00%   $      655       100.00%
                                 ==========   ==========    ==========   ==========    ==========   ==========


Environmental Issues

     The Company encounters certain environmental risks in its lending activities. Under federal and state environmental laws, lenders may become liable for costs of cleaning up hazardous materials found on property securing their loans. In addition, the presence of hazardous materials may have a substantial adverse effect on the value of such property as collateral and may cause economic difficulties for the borrower, causing the loan to go into default. Although environmental risks are usually associated with loans secured by commercial real estate, risks may also exist for loans secured by residential real estate if, for example, there is nearby commercial contamination or if the residence was constructed on property formerly used for commercial purposes. The Company attempts to control its risk by requiring a phase one environmental assessment by a Company approved engineer as part of its underwriting review for commercial mortgage loans when management deems such review to be necessary based on the history of the property.

     The Company believes its procedures regarding the assessment of environmental risk are adequate. As of September 30, 2005, the Company was unaware of any environmental issues with respect to any of its mortgage loans that would subject it to any material liability. Hidden or future environmental contamination could adversely affect the values of properties securing loans in the Company's portfolio.

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

     The Company primarily employs a strategy of investing in short and intermediate term fixed rate securities and may from time to time invest in longer-term fixed rate securities. The Company has de-emphasized investments in adjustable rate securities because of the high level of adjustable rate loans in its mortgage portfolio. The Company may elect to increase or decrease its interest rate sensitivity depending upon, among other things, the level of interest rates. The investment portfolio would change based upon the Company's desired interest rate risk position.

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

     Investment Securities. The Company's investment securities totaled $11.1 million at September 30, 2005, including $11.0 million classified as available-for-sale and $0.1 million classified as held-to maturity. The Company invests primarily in debt securities issued by the United States Government and its agencies ($5.0 million at September 30, 2005) and mortgage-backed securities issued or guaranteed by government-sponsored enterprises ($4.1 million at September 30, 2005). For the past few years, the Company has classified all recent purchases of investment securities as available-for-sale in order to maintain flexibility in managing its investments. Investment securities are purchased in order to invest funds that many may be needed to make loans in the future, to provide a source of liquidity if the need for funds arises, to manage interest rate sensitivity, and to take advantage of acceptable after tax yields that are available when purchasing certain tax-exempt municipal securities. The Company purchases only investment grade debt securities and at September 30, 2005, none of its investment securities were in default or otherwise classified.

     The Company invests in mortgage-backed securities to supplement the yields on its loan portfolio and to help satisfy our Qualified Thrift Lender ("QTL") test, as described on page 23 of this report. More than ninety percent of the mortgage-backed securities were issued, and are insured or guaranteed by Fannie Mae, Freddie Mac or the Government National Mortgage Association ("Ginnie Mae"). At September 30, 2005, the Company's mortgage-backed securities portfolio contained $4.1 million classified as available-for-sale and $0.1 million classified as held-to maturity.

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

     At September 30, 2005, the Company had unrealized losses of $103,000 on available for sale securities and none on held to maturity securities. In management's opinion, the unrealized losses primarily reflect changes in interest rates subsequent to the acquisition of the securities rather than a deterioration of the issuer's ability to repay the debt, and as such, are considered to be a temporary impairment of the securities.

     Equity Securities. At September 30, 2005 the Company had $503,000 in fair market value of corporate equity securities represented by Freddie Mac preferred stock with a cost of $9,000.

     At September 30, 2005, the Bank also had $1,838,000 of stock in the FHLB, up from $1,150,000 at September 30, 2004, that was necessary for the Bank to maintain its membership in the FHLB system. The stock is redeemable at par. The Bank is required to hold FHLB stock equal to 5% of advances from FHLB. The yield on this stock was 3.74% (annualized) for the year ended September 30, 2005.

     The following table sets forth certain information regarding the carrying values of the Company's available for sale and held to maturity portfolios at the dates indicated.

                                                             At September 30,
                                               ------------------------------------------
                                                   2005           2004           2003
                                               ------------   ------------   ------------
                                                 Carrying       Carrying        Carrying
                                                  Value          Value           Value
                                               ------------   ------------   ------------
                                                           (Dollars in thousands)
         Securities Available for Sale:
            U.S. Government and
               federal agency securities       $      4,968   $      6,385   $      8,876
            Mortgage-backed securities                4,123          5,304          5,562
            Municipal securities                      1,276          1,286            531
                                               ------------   ------------   ------------
               Total debt securities                 10,367         12,975         14,969

            Corporate securities                        503            680            636
            Mutual funds and other securities           122            142          1,868
                                               ------------   ------------   ------------
               Total available for sale              10,992         13,797         17,473
                                               ------------   ------------   ------------

         Securities Held to Maturity:
            Mortgage-backed securities                  109            251            399
            Other securities                             --             --             57
                                               ------------   ------------   ------------
               Total held to maturity                   109            251            456

                  Total Securities             $     11,101   $     14,048   $     17,929
                                               ============   ============   ============

     The table below sets forth certain information regarding the carrying value, weighted average yields and stated maturity of the Company's securities at September 30, 2005. There were no securities (exclusive of obligations of the U.S. Government and federal agencies) issued by any one entity with the total carrying value in excess of 10% of the Company's shareholders' equity at that date.

                        One year             From one             From five            More than
                       Or less (1)        to five years         to ten years           ten years        Total securities
                   ------------------   ------------------   ------------------   ------------------   ------------------
                   Carrying     Ave.    Carrying     Ave.    Carrying     Ave.    Carrying     Ave.    Carrying     Ave.     Fair
                     Value     Yield      Value     Yield      Value     Yield      Value     Yield      Value     Yield     Value
                   --------  --------   --------  --------   --------  --------   --------  --------   --------  --------   --------
                                                                (Dollars in thousands)
U.S. Gov't sec     $     --      0.00%  $  1,016      5.10%  $    494      4.44%  $  3,458      3.89%  $  4,968      4.19%  $  4,968
Mortgage-back sec        16      5.40%       393      3.68%       377      3.35%     3,446      4.60%     4,232      4.41%     4,233
Municipal sec            --      0.00%       524      3.44%       752      3.60%        --      0.00%     1,276      3.53%     1,276
Other sec               625      2.72%        --      0.00%        --      0.00%        --      0.00%       625      2.72%       625
                   --------             --------             --------             --------             --------             --------
   Total           $    641      2.78%  $  1,933      4.36%  $  1,623      3.80%  $  6,904      4.25%  $ 11,101      4.12%  $ 11,102
                   ========             ========             ========             ========             ========             ========

(1)  Includes equity securities and mutual funds, which have no maturity.

Sources of Funds

     General. The Company's primary source of funds is deposits. The Company has incurred borrowings to fund additional loans and investments, and may do so again in the future. In addition, the Company derives funds for loans and investments from loans and security repayments and prepayments and revenues from operations. Scheduled payments on loans and mortgage-backed and investment securities are relatively stable sources of funds, while savings inflows and outflows and loan and mortgage-backed and investment securities prepayments are significantly influenced by general interest rates and money market conditions. In general, the Company expects that it will continue to offer the same types of deposit products but also expects that it will continue to use FHLB advances as a source of funds to maximize the return on the Company's common stock.

     Deposits. The Company offers several types of deposit programs to its customers, including savings accounts, NOW accounts, money market deposit accounts, checking accounts and certificates of deposit. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. The Company's deposits are obtained predominantly from its primary market area. The Company relies primarily on customer service and long-standing relationships with customers to attract and retain these savings deposits; however, market interest rates and rates offered by competing financial institutions significantly affect the Company's ability to attract and retain savings deposits. The Company has not used brokers to obtain deposits and has no brokered deposits. At September 30, 2005, the Company had $64.0 million of deposits.

     We generally price our deposit rates to be competitive with other institutions in our market area. Pricing determinations are made weekly by a committee of officers.

     The following table sets forth the distribution of the Company's deposit accounts at the dates indicated. The interest rates shown for non-time accounts are the rates in effect at September 30, 2005.

                                                                At September 30,
                                  -----------------------------------------------------------------------------
                                           2005                       2004                       2003
                                  -----------------------    -----------------------    -----------------------
                                                Percent                    Percent                    Percent
                                    Amount      of total       Amount      of total       Amount      of total
                                  ----------   ----------    ----------   ----------    ----------   ----------
                                                              (Dollars in thousands)
Non-time accounts:
   Savings and club accounts
      (1.05%)                     $   19,101        29.86%   $   20,038        32.53%   $   19,157        32.79%
   NOW and money market
      accounts (0.49 - 2.49%)         11,956        18.69%       10,710        17.39%        9,409        16.10%
   Non-interest bearing
      Demand accounts                  2,043         3.19%        1,327         2.15%          806         1.38%
                                  ----------   ----------    ----------   ----------    ----------   ----------
        Total non-time deposits       33,100        51.74%       32,075        52.07%       29,372        50.27%

Time accounts:
   1.00 - 1.99%                        2,786         4.36%       11,037        17.92%       10,757        18.41%
   2.00 - 2.99%                        9,903        15.48%       10,158        16.49%        6,576        11.26%
   3.00 - 3.99%                       12,777        19.98%        3,622         5.88%        5,547         9.50%
   4.00 - 4.99%                        5,398         8.44%        4,441         7.21%        5,611         9.60%
   5.00 - 5.99%                           --         0.00%          265         0.43%          560         0.96%
                                  ----------   ----------    ----------   ----------    ----------   ----------
      Total time deposits             30,864        48.26%       29,523        47.93%       29,051        49.73%
                                  ----------   ----------    ----------   ----------    ----------   ----------

Total deposits                    $   63,964       100.00%   $   61,598       100.00%   $   58,423       100.00%
                                  ==========   ==========    ==========   ==========    ==========   ==========

     At September 30, 2005, the Company had $5,910,000 in certificates of deposit with balances of $100,000 or more ("jumbo deposits"), representing 9.23% of all deposits.

     The following table sets forth the amount of certificates of deposit in denominations of $100,000 at September 30, 2005, and the remaining period to maturity of such deposits.

                            Amount Due (in thousands)

                   In More Than   In More Than
    In 3 Months     3 up to 6      6 up to 12    In More Than
      Or Less         Months         Months        12 Months        Total
    ------------   ------------   ------------   ------------   ------------
    $        522   $        222   $      1,746   $      3,420   $      5,910

     Borrowings. During fiscal 2005, we incurred $13.8 million new borrowings. All outstanding advances are from the FHLB and generally have terms of one to ten years with the entire principal balance repayable at the earlier of call date or maturity. The average balance of FHLB outstanding advances payable during 2005 was $29.5 million and the weighted average cost was 3.63%. The highest balance outstanding during the year was $36.8 million and the balance at September 30, 2005 was $36.8 million. In 2004, the average balance of loans payable to FHLB was $17.3 million at a weighted average cost of 3.70%. The highest outstanding balance during the 2004 fiscal year was $23.0 million and the balance at September 30, 2004 was $23.0 million.

Subsidiary Activities

     The Company is permitted to own subsidiaries for certain limited purposes, as permitted under OTS regulations. The Company has no subsidiaries except for the Bank.

Personnel

     At September 30, 2005, the Company had thirty-three full-time and one part-time employee, as compared to thirty-three full-time and no part-time employees on September 30, 2004. A collective bargaining unit does not represent employees, and the Company considers its relationship with its employees to be good.

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

Regulation of Federal Savings Association

     Business Activities. The Bank's lending investment and deposit powers come from the Home Owners' Loan Act, as amended (the "HOLA") and OTS regulations. These powers are also governed to some extent, by the FDIC under the Federal Deposit Insurance Act and FDIC regulations. The Bank may make residential and commercial mortgage loans, commercial loans and consumer loans, and may invest in certain types of debt securities, and other assets. The HOLA and OTS regulations limit the amounts that the Bank may invest in various categories of loans, securities and other investments and such limits are generally calculated as percentages of the Bank's assets or capital. The Bank may offer a variety of deposit accounts, including savings, certificate (time), demand and NOW accounts. The Bank may also establish subsidiaries to engage in financially related activities such as insurance and securities brokerage.

     Branching. Subject to certain limitations, HOLA and OTS regulations permit federally-chartered savings associations to establish branches in any state of the United States. This authority preempts any state law purporting to regulate branching by federal savings associations.

     Loans to One Borrower. Under the HOLA, federal savings associations are subject to the limits applicable to national banks on loans to a single borrower or a related group of borrowers. The Bank generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. Up to an additional 10% of unimpaired capital and surplus can be lent if the additional amount is fully secured by readily marketable collateral. At September 30, 2005, the Bank's regulatory limit on loans to one borrower was in excess of $2.7 million. At that date, the Bank's largest aggregate of loans to one borrower was $2,531,000.

     QTL Test. The HOLA requires the Bank to meet a "QTL" test. Under the QTL test the Bank must maintain at least 65% of its assets, after certain adjustments, in various types of loans made for residential and housing purposes, related investments, education, small business and credit card loans, and consumer loans and certain other loan and investments. The Bank satisfies the QTL test and the Bank anticipates that it will continue to satisfy the test in the future. If the Bank fails to satisfy the QTL test it will have to either restrict its activities or convert to commercial bank charter.

     Capital Requirements. OTS regulations require that the Bank maintain tangible capital equal to 1.5% of total assets as adjusted under the OTS regulations, core capital equal to 3% of such adjusted total assets and total capital (core capital plus supplementary capital) equal to 8% of risk-weighted assets. The Bank's capital ratios at September 30, 2005 all substantially exceeded OTS minimum capital requirements.

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

     If any capital distribution will exceed these limits, or if the OTS either considers the Bank a troubled or problem institution or gives the Bank a rating in less than the two highest rating categories, then the Bank must get OTS approval before making a capital distribution. The Bank is not currently required to obtain OTS approval unless it exceeds the dollar limits, and the Bank has never paid a dividend to the Company that exceeds the dollar limits. Therefore, the Company does not believe that the OTS capital distribution regulations will have a material affect on its operations or its ability to pay dividends to its stockholders.

     Community Reinvestment Act and Fair Lending Laws. Under the federal Community Reinvestment Act (the "CRA"), the Bank, consistent with its safe and sound operation, must help meet the credit needs of its entire community, including low and moderate income neighborhoods. The OTS periodically assesses the Bank's compliance with CRA requirements. The Bank received a "satisfactory" CRA rating in its most recent OTS examination. The Bank must also comply with the Equal Credit Opportunity Act, which prohibits creditors from discrimination in their lending practices on bases specified in these statutes. The OTS and the Justice Department may take enforcement action against institutions that fail to comply with Fair Lending Laws.

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

     Enforcement. The OTS has primary enforcement responsibility over federal savings associations. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist orders and to remove directors and officers. In general, these enforcement actions may be initiated in response to violations of laws and regulations and to unsafe or unsound practices.

     Standards for Safety and Soundness. The OTS has adopted guidelines prescribing safety and soundness standards. These guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings standards, compensation, fees and benefits. In general, the guidelines require appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The OTS may order an institution that has been given notice that it is not satisfying these safety and soundness standards to submit a compliance plan and if an institution fails to do so, the OTS may issue an order directing action to correct the deficiency and may issue an order directing other action. If an institution fails to comply with such an order, the OTS may seek to enforce such order in judicial proceedings and to impose civil money penalties.

     Real Estate Lending Standards. OTS regulations generally require each savings association to establish and maintain written internal real estate lending standards that are consistent with safe and sound banking practices and appropriate to the size of the association and the nature and scope of its real estate lending activities. The standards also must be consistent with accompanying OTS guidelines, which include loan-to-value ratios for the different types of real estate loans.

     Prompt Corrective Regulatory Action. Under the OTS prompt corrective action regulations, savings associations are categorized as well-capitalized, adequately capitalized, undercapitalized, or critically undercapitalized. The OTS may, and in some cases must, take supervisory action against undercapitalized savings associations. At September 30, 2005, the Bank met the criteria for being considered well-capitalized.

     Federal Reserve System. The Bank is subject to provisions of the Federal Reserve Act ("FRA") and the regulations of the Board of Governors of the Federal Reserve System ("FRB") pursuant to which depositary institutions may be required to maintain non-interest-earning reserves against their deposit accounts and certain other liabilities. Currently, reserves must be maintained against transaction accounts (primarily NOW and regular checking accounts). The Bank complies with these requirements. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy liquidity requirements imposed by the OTS. FHLB System members are also authorized to borrow from the Federal Reserve discount window, but FRB regulations require such institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank.

     Privacy Regulations. OTS regulations generally require the Bank to disclose its privacy policy, including identifying with whom it shares a customer's "non-public personal information," to customers at the time of establishing the customer relationship and annually thereafter. In addition we must provide our customers with the ability to "opt-out" of having their personal information shared with unaffiliated third parties and not to disclose account numbers or access codes to non-affiliated third parties for marketing purposes. We believe that the Bank's privacy policy complies with the regulations.

     The USA PATRIOT Act. The Bank is subject to the USA PATRIOT Act, which gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. The USA PATRIOT Act imposes affirmative obligations on financial institutions, including the Bank, which include establishing anti-money laundering programs providing for: (i) internal policies, procedures and controls; (ii) designation of an anti-money laundering compliance officer; (iii) ongoing employee training programs; and (iv) an independent audit function to test the anti-money laundering program. The OTS must consider the Bank's effectiveness in combating money laundering when ruling merger and other applications.

     Prohibitions Against Tying Arrangements. Federal savings associations are prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution.

     Insurance of Deposit Accounts. The Bank pays deposit insurance premiums to the FDIC. The amount of the premium depends upon the Bank's capital ratios and supervisory rating category. At present the Bank's capital ratios and supervisory rating are high enough that the Bank pays no regular deposit insurance premiums. However, the Bank must pay a share of the cost of the bonds issued in the late 1980s to recapitalize the now defunct Federal Savings and Loan Insurance Corporation, currently equal to approximately 0.01% of its insured deposits per year.

     Federal Home Loan Bank System. The Bank is a member of the FHLB and uses it as a source for borrowing funds. The Company must own stock in the FHLB at least equal to the greater of 1% of the principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year or 5% of its advances from the FHLB. At September 30, 2005, we had $1,838,000 of capital stock of the FHLB, which satisfied this requirement and we had FHLB borrowings totaling $36.8 million.

     Holding Company Regulation

     General Powers. The Company is a unitary savings and loan holding company within the meaning of the HOLA. As such, the Company is registered with the OTS and is subject to OTS regulation, examination, supervision and reporting requirements. The OTS has enforcement authority over the Company and any non-savings institution subsidiaries it may form or acquire. Among other things, this authority permits the OTS to restrict or prohibit activities that it determines may pose a serious risk to the Bank. As a unitary savings and loan holding company, the Company is not restricted as to the types of business activities in which it may engage, provided that the Bank continues to meet the qualified thrift lender QTL test. Upon any non-supervisory acquisition by the Company of another savings association or savings bank, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would be limited primarily to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the OTS, and activities authorized by OTS regulation.


     Waivers of dividends by the Mutual Holding Company. Cambray MHC owns 57.4% of the stock of the Company. If Cambray MHC decides to waive its share of any dividend that the Bank is paying to its stockholders, Cambray MHC must notify the OTS. The OTS reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to any such waiver if: (i) the mutual holding company board of directors determines that such waiver is consistent with such directors' fiduciary duties to the mutual holding company's members, (ii) for as long as the savings association subsidiary is controlled by the mutual holding company, the dollar amount of dividends waived by the mutual holding company are considered as a restriction to the retained earnings of the savings association, which restriction, if material, is disclosed in the public financial statements of the savings association as a note to the financial statements; (iii) the amount of any dividend waived by the mutual holding company is available for declaration as a dividend solely to the mutual holding company, and, in accordance with SFAS 5, where the savings association determines that the payment of such dividend to the mutual holding company is probable, an appropriate dollar amount is recorded as a liability. Cambray MHC has elected to waive the dividends totaling $1,114,000 as of September 30, 2005.

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

Sarbanes Oxley Act of 2002

     The Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"), enacted on July 30, 2002, represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting. Specifically, the Sarbanes-Oxley Act: (i) creates a new federal accounting oversight body; (ii) revamps auditor independence rules; (iii) enacts new corporate responsibility and governance measures; (iv) enhances disclosures by public companies, their directors and executive officers; (v) strengthens the powers and resources of the SEC; and (vi) imposes new criminal and civil penalties for securities fraud and related wrongful conduct. The Company is subject to the Sarbanes-Oxley Act.

     The SEC has adopted regulations to implement the Sarbanes-Oxley Act, including: new standards of independence for directors who serve on the Company's Audit Committee; disclosure requirements as to whether at least one member of the Company's Audit Committee qualifies as a "financial expert" as defined in the SEC regulations and whether the Company has adopted a code of ethics applicable to its chief executive officer, chief financial officer or those persons performing similar functions; and disclosure requirements regarding the operations of board nominating committees and the means, if any, by which security holders may communicate with directors. We have incurred, and expect that we will continue to incur, increased professional fees and other expenses associated with compliance with the Sarbanes-Oxley Act.

Item 2. Description of Properties

     The Company conducts its business through its headquarters at 42 Church Street and an adjacent building at 26 John Street in the Town and Village of Gouverneur and a full service branch office in the Town of Alexandria. The net book value of these three premises is $1,038,000. The Bank has purchased two separate parcels of land adjacent to its headquarters at 42 Church Street in the Town and Village of Gouverneur. Both structures have been razed and removed. The plan is to build on those properties, beginning in the spring of 2006, a separate building close to the current Bank building, to provide additional office space to allow for future growth, as well as expand and improve our drive up facilities. Some modifications will be made to the current Bank building to house executive offices and back office support personnel. The Company currently operates a loan production office out of rented space in Clayton, New York. The book value of that premises is zero.

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

Item 4.  Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended September 30, 2005.

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     Information contained under the caption "Common Stock" in the 2005 Annual Report to Stockholders included as Exhibit 13 hereto is herein incorporated by this reference.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Information contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2005 Annual Report to Stockholders included as Exhibit 13 hereto is herein incorporated by this reference.

Item 7.  Financial Statements

     The following information appearing in the 2005 Annual Report to Stockholders included as Exhibit 13 hereto is herein incorporated by this reference.

     Report of Independent Registered Public Accounting Firm
     Consolidated Statements of Financial Condition as of September 30, 2005 and 2004.
     Consolidated Statements of Income for the Years Ended September 30, 2005 and 2004.
     Consolidated Statements of Shareholders' Equity for the Years Ended September 30, 2005 and 2004.
     Consolidated Statements of Cash Flows for the Years Ended September 30, 2005 and 2004.
     Notes to Consolidated Financial Statements

     With the exception of the information expressly incorporated herein by reference, the Company's Annual Report to Stockholders for the year ended September 30, 2005, is not deemed filed as part of this Annual Report on Form 10-KSB.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure:

     None


Item 8A.  Control and Procedures

     (a) Evaluation of Disclosure Controls and Procedures. The term "disclosure controls and procedures" is defined in Rule 13a - 14(c) of the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2005, and they have concluded that as of that date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

     (b) Changes in Internal Controls. There were no significant changes to our internal controls or other factors that could significantly affect our internal controls during the quarter ended September 30, 2005, including any corrective actions with regard to significantly deficiencies and material weaknesses.

Item 8B.  Other Information

     None

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors

     Information contained under the caption "The Election of Directors (introduction);" "The Election of Directors - The Board of Directors and Nominees;" "The Election of Directors - Nominees;" "The Election of Directors - Continuing Directors;" and "The Election of Directors - Meetings of the Board of Directors and Certain Committees" in the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on February 13, 2006, to be filed with the Commission within 120 days after the end of the fiscal year covered by this report is incorporated herein by this reference.

Executive Officers

     Information contained under the caption "The Election of Directors - Continuing Directors;" and "The Election of Directors - Executive Officers Who Are Not Directors" in the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on February 13, 2006, to be filed with the Commission within 120 days after the end of the fiscal year covered by this report, is incorporated herein by this reference.

Compliance with Section 16(a)

     To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended September 30, 2005, all
Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners were complied with.

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

Item 10.  Executive Compensation

     Information contained under the caption "Compensation" in the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on February 13, 2006, to be filed with the Commission within 120 days after the end of the fiscal year covered by this report, is incorporated herein by this reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     Information contained under the caption "Principal Owners of Our Common Stock" in the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on February 13, 2006, to be filed with the Commission within 120 days after the end of the fiscal year covered by this report is incorporated herein by this reference.

Item 12.  Certain Relationships and Related Transactions

     Information contained under the caption "Compensation - Transactions With Directors and Officers" in the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on February 13, 2006, to be filed with the Commission within 120 days after the end of the fiscal year covered by this report, is incorporated herein by this reference.

Item 13.  Exhibits

     See Index to Exhibits.

Item 14.  Principal Accountant Fees and Services

     Information contained under the caption "Independent Auditors' Fees - Audit Fees"; "Independent Auditors' Fees - Audit-Related Fees"; "Independent Auditors' Fees - Tax Fees"; and "Independent Auditors' Fees - All other Fees" in the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on February 13, 2006, to be filed with the Commission within 120 days after the end of the fiscal year covered by this report, is incorporated herein by this reference.

     Information contained under the caption "Report of the Audit Committee - Pre-Approval Policies and Procedures" in the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on February 13, 2006, to be filed with the Commission within 120 days after the end of the fiscal year covered by this report, is incorporated herein by this reference.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                           Gouverneur Bancorp, Inc.

Date:  December 19, 2005               By: /s/ RICHARD F. BENNETT
                                           -------------------------------------
                                           Richard F. Bennett, President
                                           (Duly authorized representative)

In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:

December 19, 2005                          /s/ FRANK LANGEVIN
                                           -------------------------------------
                                           Frank Langevin, Chairman of the Board

December 19, 2005                          /s/ RICHARD F. BENNETT
                                           -------------------------------------
                                           Richard F. Bennett, President, Chief
                                           Executive Officer and Director

December 19, 2005                          /s/ ROBERT J. TWYMAN
                                           -------------------------------------
                                           Robert J. Twyman, Vice President and
                                           Chief Financial Officer, principal
                                           financial and accounting officer

December 19, 2005                          /s/ CHARLES VANVLEET
                                           -------------------------------------
                                           Charles VanVleet, Sr. Vice President
                                           and Secretary

December 19, 2005                          /s/ RICHARD JONES
                                           -------------------------------------
                                           Richard Jones, Director

December 19, 2005                          /s/ ROBERT LEADER
                                           -------------------------------------
                                           Robert Leader, Director

December 19, 2005                          /s/ TIMOTHY MONROE
                                           -------------------------------------
                                           Timothy Monroe, Director

December 19,2005                           /s/ F. TOBY MORROW
                                           -------------------------------------
                                           F. Toby Morrow, Director

December 19, 2005                          /s/ JOSEPH PISTOLESI
                                           -------------------------------------
                                           Joseph Pistolesi, Director

December 19, 2005                          /s/ LARRY STRAW
                                           -------------------------------------
                                           Larry Straw, Director

INDEX TO EXHIBITS

Exhibit Number         Document                    Reference to Previous Filing,
--------------         --------                    if applicable.
                                                   -------------

    3(1)               Certificate of Incorporation             **

    3(11)              Bylaws                                   **

    4                  Form of Stock Certificate                *

    10.1               Employee Stock Ownership Plan            *

    10.2               Stock Option Plan                        ***

    10.3               Management Recognition Plan              ***

    13                 2005 Annual Report to Stockholders

    14                 Code of Ethics for the President         ****
                       and Chief Executive Officer, Chief
                       Financial Officer, and Treasurer

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