Form 10QSB
period 2005-12-31
GOUVERNEUR BANCORP INC
filed 2006-02-09
CIK 1063942

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

       For the quarterly period ended December 31, 2005

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

                                 Yes [X] No [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]


                                                      Outstanding at
            Class                                     February 6, 2006
            -----                                     ----------------
Common Stock, par value $ .01                            2,287,684

Transitional Small Business Disclosure Format (check one):
                                 Yes [ ] No [X]

                            GOUVERNEUR BANCORP, INC.
                                   FORM 10-QSB
                                TABLE OF CONTENTS

PART 1 - FINANCIAL INFORMATION                                              Page
------------------------------                                              ----

Item 1.   Financial Statements - Unaudited

          Consolidated Statements of Financial Condition at December 31,
          2005 and at September 30, 2005                                      3

          Consolidated Statements of Income for the three months ended
          December 31, 2005 and 2004                                          4

          Consolidated Statements of Changes in Shareholders' Equity for
          three months ended December 31, 2005 and 2004                       5

          Consolidated Statements of Cash Flows for the three months
          ended December 31, 2005 and 2004                                    7

          Notes to Consolidated Financial Statements                          8

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.                                          11

Item 3.   Controls and Procedures                                             20

PART II - OTHER INFORMATION
---------------------------

Item 1.   Legal Proceedings                                                   21

Item 6.   Exhibits                                                            21

                         PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

                     GOUVERNEUR BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                  (In thousands, except share data) (Unaudited)

                                                                      December 31,    September 30
                                                                          2005            2005
                                                                      ------------    ------------
Assets:
Cash and due from banks                                               $      1,798    $      2,210
Interest-bearing deposits in bank                                              266             456
                                                                      ------------    ------------
                 Total cash and cash equivalents                             2,064           2,666

Securities available-for-sale                                               10,546          10,992
Securities held-to-maturity (fair value of $104 at December 31,
   2005 and $110 at September 30, 2005)                                        104             109
Loan held for sale                                                           2,198           3,436
Loans, net of deferred fees                                                100,561          97,609
Less allowance for loan losses                                                (873)           (869)
                                                                      ------------    ------------
                 Loans, net                                                 99,688          96,740

Investment in Federal Home Loan Bank stock, at cost                          1,805           1,838
Investment in life insurance                                                 3,748           3,717
Premises and equipment, net                                                  1,562           1,547
Accrued interest receivable and other assets                                 1,232           1,181
                                                                      ------------    ------------
                 Total assets                                         $    122,947    $    122,226
                                                                      ============    ============

Liabilities:
Deposits: Non interest-bearing demand                                 $      2,021    $      2,043
          NOW and money market                                              11,853          11,956
          Savings                                                           19,564          19,101
          Time                                                              30,927          30,864
                                                                      ------------    ------------
                 Total deposits                                             64,365          63,964
                                                                      ------------    ------------

Advances from Federal Home Loan Bank                                        36,500          36,750
Accrued interest payable and other liabilities                               3,050           2,837
                                                                      ------------    ------------
                 Total liabilities                                         103,915         103,551
                                                                      ------------    ------------

Shareholders' Equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized;
   none issued                                                                  --              --
Common stock, $.01 par value, 9,000,000 shares authorized;
   2,384,040 shares issued                                                      24              24
Additional paid-in capital                                                   4,760           4,739
Retained earnings                                                           14,687          14,392
Treasury stock, at cost, December, 96,356 shares; September,
   98,606 shares                                                              (488)           (499)
Accumulated other comprehensive income                                         287             272
Unearned common stock held by MRP                                              (63)            (67)
Unallocated common stock held by ESOP                                         (175)           (186)
                                                                      ------------    ------------
                 Total shareholders' equity                                 19,032          18,675
                                                                      ------------    ------------
                 Total liabilities and shareholders' equity           $    122,947    $    122,226
                                                                      ============    ============

See accompanying notes to the consolidated financial statements.

                     GOUVERNEUR BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                (In thousands, except per share data) (Unaudited)

                                                                       Three Months Ended
                                                                          December 31,
                                                                  ----------------------------
                                                                      2005            2004
                                                                  ------------    ------------
Interest income:
----------------
     Loans                                                        $      1,681    $      1,368
     Securities-taxable                                                    126             113
        -non-taxable                                                        12              12
     Other short-term investments                                            4               7
                                                                  ------------    ------------
            Total interest income                                        1,823           1,500
                                                                  ------------    ------------

Interest expense:
-----------------
     Deposits                                                              343             264
     Borrowings - short-term                                               197              49
     Borrowings - long-term                                                187             170
                                                                  ------------    ------------
            Total interest expense                                         727             483
                                                                  ------------    ------------

            Net interest income                                          1,096           1,017
Provision for loan losses                                                   25              40
                                                                  ------------    ------------
            Net interest income after provision for loan losses          1,071             977
                                                                  ------------    ------------

Non-interest income
-------------------
     Service charges                                                        64              48
     Realized gains on sales of loans                                        7              --
     Earnings on investment in life insurance                               31              39
     Other                                                                  43              36
                                                                  ------------    ------------
            Total non-interest income                                      145             123
                                                                  ------------    ------------

Non-interest expenses
---------------------
     Salaries and employee benefits                                        408             422
     Directors fees                                                         43              34
     Occupancy and Equipment                                               105              92
     Data processing                                                        30              35
     Postage and supplies                                                   30              26
     Professional fees                                                      61              61
     Foreclosed assets, net                                                (32)            (12)
     Other                                                                 114             103
                                                                  ------------    ------------
            Total non-interest expenses                                    759             761
                                                                  ------------    ------------

            Income before income tax expense                               457             339

Income tax expense                                                         162             120
                                                                  ------------    ------------
            Net income                                            $        295    $        219
                                                                  ============    ============

Earnings per common share - basic                                 $       0.13    $       0.10
Earnings per common share - diluted                               $       0.13    $       0.10

See accompanying notes to the consolidated financial statements.

                     GOUVERNEUR BANCORP, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                      Three months ended December 31, 2005
                  (In thousands, except share data) (Unaudited)

                                                                               Accumulated   Unearned      Unallocated
                                      Additional                                 Other        common         common
                         Common         Paid In      Retained     Treasury    Comprehensive stock held     stock held
                          Stock         Capital      Earnings      Stock         Income       By MRP         by ESOP        Total
                       -----------   ------------  -----------  -----------   ------------  ------------   ------------  -----------
Balance at
September 30, 2005     $        24   $      4,739  $    14,392  $      (499)  $        272  $        (67)  $       (186) $    18,675
                                                                                                                         -----------

Comprehensive Income:
  Net Income                                               295                                                                   295
  Change in net
    unrealized gain
    on Securities
    available for sale,
    net of taxes                                                                        15                                        15
                                                                                                                         -----------

   Total comprehensive
     income                                                                                                                      310
                                                                                                                         -----------

Allocation of ESOP
  shares
  (2,482 shares)                               15                                                                    11           26
Amortization of MRP                             6                                                      4                          10
Exercise of stock
  options
  (2,250 shares)                                                         11                                                       11
                       -----------   ------------  -----------  -----------   ------------  ------------   ------------  -----------

Balance at
December 31, 2005      $        24   $      4,760  $    14,687  $      (488)  $        287  $        (63)  $       (175) $    19,032
                       ===========   ============  ===========  ===========   ============  ============   ============  ===========

                     GOUVERNEUR BANCORP, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                      Three months ended December 31, 2004
                  (In thousands, except share data) (Unaudited)

                                                                               Accumulated   Unearned      Unallocated
                                      Additional                                 Other        common         common
                         Common         Paid In      Retained     Treasury    Comprehensive stock held     stock held
                          Stock         Capital      Earnings      Stock         Income       By MRP         by ESOP        Total
                       -----------   ------------  -----------  -----------   ------------  ------------   ------------  -----------
Balance at
September 30, 2004     $        24   $      4,642  $    13,632  $      (511)  $        451  $        (57)  $       (231) $    17,950
                                                                                                                         -----------

Comprehensive Income:
  Net Income                                               219                                                                   219
  Change in net
    unrealized gain
    on Securities
    available for sale,
    net of taxes                                                                        57                                        57
                                                                                                                         -----------

   Total comprehensive
     income                                                                                                                      276
                                                                                                                         -----------

Allocation of ESOP
  shares
  (2,137 shares)                               22                                                                    10           32
Amortization of MRP                                                                                    2                           2
Exercise of stock
  options
  (1,125 shares)                                2                         6                                                        8
                       -----------   ------------  -----------  -----------   ------------  ------------   ------------  -----------

Balance at
December 31, 2004      $        24   $      4,666  $    13,851  $      (505)  $        508  $        (55)  $       (221) $    18,268
                       ===========   ============  ===========  ===========   ============  ============   ============  ===========

                     GOUVERNEUR BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands) (Unaudited)

                                                                              Three Months Ended
                                                                                  December 31,
                                                                           ------------------------
                                                                              2005          2004
                                                                           ----------    ----------
 Cash flows from operating activities:
   Net Income                                                              $      295    $      219

   Adjustments to reconcile net income to net cash provided by operating activities:
         Provision for loan losses                                                 25            40
         Depreciation                                                              28            31
         Net amortization of securities premiums and discounts                      4             8
         Net realized gains on sales of participation interests in loans           (7)           --
         Earnings on bank owned life insurance                                    (31)          (39)
         Allocated and earned shares of ESOP and MRP                               36            34
         Net realized gain on sales of foreclosed real estate                     (32)          (12)
         Increase in accrued interest receivable and other assets                  (8)          (45)
         Increase in accrued interest payable and other liabilities               203           620
                                                                           ----------    ----------
              Net cash provided by operating activities                           513           856
                                                                           ----------    ----------

Cash flows from investing activities:
   Net increase in loans                                                       (2,974)       (6,536)
   Proceeds from maturities and principal reductions of securities AFS            473         1,051
   Purchases of securities AFS                                                     (6)           (6)
   Proceeds from maturities and principal reductions of securities HTM              5            52
   Proceeds from sales of foreclosed assets                                         3            97
   Additions to premises and equipment                                            (43)         (164)
   Proceeds from sales of participation interests in loans                      1,232            --
   (Purchases) redemptions of Federal Home Loan Bank stock                         33          (200)
                                                                           ----------    ----------
              Net cash used in investing activities                            (1,277)       (5,706)
                                                                           ----------    ----------

Cash flows from financing activities:
   Net increase (decrease) in deposits                                            401           775
   Proceeds (repayments) from FHLB advances                                      (250)        4,000
   Exercise of stock options                                                       11             8
                                                                           ----------    ----------
              Net cash provided by financing activities                           162         4,783
                                                                           ----------    ----------

Net decrease in cash and cash equivalents                                        (602)          (67)
Cash and cash equivalents at beginning of period                                2,666         2,715
                                                                           ----------    ----------

Cash and cash equivalents at end of period                                 $    2,064    $    2,648
                                                                           ==========    ==========

Non-cash investing activities:
   Additions to foreclosed assets                                          $       14    $       41
Cash paid during the period for:
   Interest                                                                       729           474

See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


1.       Basis of Presentation
         ---------------------

         The accompanying unaudited consolidated financial statements include the accounts of Gouverneur Bancorp, Inc. (the "Company") and Gouverneur Savings and Loan Association (the "Bank"), the wholly owned and only subsidiary of the Company, as of December 31, 2005 and September 30, 2005 and for the three month periods ended December 31, 2005 and 2004. All material intercompany accounts and transactions have been eliminated in this consolidation. These statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles in the United States of America.

         In the opinion of management, all adjustments, consisting of only normal recurring adjustments or accruals, which are necessary for a fair presentation of the consolidated financial statements have been made at and for the three month periods ended December 31, 2005 and 2004. The results of operations for the three month period ended December 31, 2005 are not necessarily indicative of the results which may be expected for an entire fiscal year or other interim periods.

         The data in the consolidated statements of condition for September 30, 2005 was derived from the Company's annual report on Form 10-KSB. That data, along with the interim financial information presented in the consolidated statements of financial condition, income, shareholders' equity and cash flows should be read in conjunction with the 2005 consolidated financial statements, including the notes thereto included in the Company's 2005 Annual Report on Form 10-KSB.

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

         Basic and diluted earnings per common share for the three-month periods ended December 31, 2005 and 2004 were computed as follows:

                      (In thousands, except per share data)

                                                                 Three Months Ended
                                                                    December 31,
                                                              -----------------------
         Basic earnings per common share:                        2005         2004
                                                              ----------   ----------
         Net income                                           $      295   $      219
         Weighted average common shares outstanding                2,237        2,224
         Basic earnings per common share                      $     0.13   $     0.10

         Diluted earnings per common share:
         Net income                                           $      295   $      219
         Weighted average common shares outstanding                2,237        2,224
         Additional potentially dilutive securities
            (equivalent in common stock)
                    Common Stock options                              28           36
                                                              ----------   ----------
         Diluted weighted average common shares outstanding        2,265        2,260
         Diluted earnings per common share                    $     0.13   $     0.10

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

         A summary of the unrealized gains (losses) and reclassification adjustments of securities available for sale and the related tax effects for the three month periods ended December 31, 2005 and 2004 is as follows:

                                                                Three Months Ended
                                                                    December 31,
                                                              ------------------------
                                                                 2005          2004
                                                              ----------    ----------

                                                       (In thousands, except per share data)
         Unrealized holding gains arising
            during the period                                 $       25    $       94

         Reclassification adjustment for losses realized in
            net income during period                                  --            --
                                                              ----------    ----------
                                                                      25            94
         Tax effect                                                  (10)          (37)
                                                              ----------    ----------

         Other comprehensive income, net of tax               $       15    $       57
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

         The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation:

                                                                      Three Months Ended
                                                                         December 31,
                                                                   ------------------------
                                                                      2005           2004
                                                                   ----------    ----------

                                                               (In thousands, except per share data)

         Net income, as reported                                   $      295    $      219

         Total stock-based compensation expense determined
            under fair value method for all awards, net of taxes           (8)           (2)
         Reclassification adjustment for gains realized in
         Amounts included in determination of net income,
            net of taxes                                                    6             1
                                                                   ----------    ----------
          Pro forma net income                                     $      293    $      218
                                                                   ==========    ==========

         Earnings per share:
             Basic - as reported                                   $     0.13    $     0.10
             Basic - pro forma                                           0.13          0.10
             Diluted - as reported                                 $     0.13    $     0.10

             Diluted - pro forma                                         0.13          0.10

5.       Commitments and Contingencies
         -----------------------------

         Outstanding letters of credit written are conditional commitments issued by the Company to guarantee the performance by a customer to a third party. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments. The Company had three standby letters of credit totaling $53,000 as of December 31, 2005.

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

6.       Dividend Restrictions
         ---------------------

         Cambray Mutual Holding Company ("Cambray MHC"), the Company's parent mutual holding company, held 1,311,222 shares, or 57.3%, of the Company's issued and outstanding common stock, and shareholders other than Cambray MHC held 976,462 shares or 42.7% of such stock at December 31, 2005. Cambray MHC has filed a notice with the Office of Thrift Supervision ("OTS") to waive its right to receive cash dividends during the 2006 calendar year.

         Cambray MHC waived receipt of several past dividends, paid by the Company. The dividends waived are considered a restriction on the retained earnings of the Company. As of December 31, 2005 and September 30, 2005, the aggregate retained earnings restricted for cash dividends waived was $1,114,000.

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

     The Bank has been and continues to be a community oriented financial institution offering a variety of financial services. The Bank attracts deposits from the general public and uses those deposits together with funds borrowed from the Federal Home Loan Bank of New York ("FHLB"), to make loans and other investments. Most of the loans are one to four family residential mortgages made to residents in the Bank's primary market area, which includes southern St. Lawrence and northern Jefferson and Lewis counties in New York State. The Bank's deposit accounts are insured by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC"), and the Bank is subject to regulation by the FDIC and the OTS.

Critical Accounting Policies

Note 2 to the consolidated financial statements of the Company (included in item 7 of the Annual Report on Form 10-KSB of the Company for the year ended September 30, 2005) lists significant accounting policies used in the development and presentation of its financial statements. This discussion and analysis, the significant accounting policies, and other financial statement disclosures identify and address key variables and other qualitative and quantitative factors that are necessary for an understanding and evaluation of the Company's results of operations. The following accounting policy is the one identified by management to be critical to the results of operations:

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

     The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risks inherent in the Company's loan portfolio. The allowance for loan losses is maintained at an amount management considers adequate to cover loan losses deemed probable by our estimates. The allowance is based upon a number of factors, including asset classifications, economic trends, industry experience and trends, industry and geographic concentrations, estimated collateral values, management's assessment of the credit risk inherent in the portfolio, historical loan loss experience, the Company's underwriting policies and other relevant factors. The Company evaluates, on a monthly basis, all loans identified as problem loans, including all non-accrual loans and other loans where management has reason to doubt collection in full in accordance with original payment terms. The Company considers whether the allowance should be adjusted to protect against risks associated with such loans. In addition, the Company applies a percentage, for each category of performing loans not designated as problem loans, to determine an additional component of the allowance to protect against unascertainable risks inherent in any portfolio of performing loans.

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

Average Balances, Interest Rates and Yields

         The following table presents for the periods indicated, the average interest-earning assets and average interest-bearing liabilities by principal categories, the interest income or expense for each category, and the resultant average yields earned or rates paid. No tax equivalent adjustments were made. All average balances are daily average balances. Non-interest-bearing checking accounts are included in the tables as a component of non-interest-bearing liabilities

                                                                    For the three months Ended December 31,
                                           ----------------------------------------------------------------------------------------
                                                             2005                                          2004
                                           ------------------------------------------    ------------------------------------------
                                                                          (Dollars in thousands)

                                              Average                       Yield/         Average                        Yield/
                                              Balance       Interest       Cost (6)        Balance        Interest       Cost (6)
                                           ------------   ------------   ------------    ------------   ------------   ------------
Loans, net (1)                             $    101,148   $      1,681           6.59%   $     83,596   $      1,368           6.49%
Securities (2)                                   12,289            138           4.46%         14,192            125           3.49%
Other short-term investments                        413              4           3.84%          1,578              7           1.76%
                                           ------------   ------------                   ------------   ------------
   Total interest-earning assets                113,850          1,823           6.35%         99,366          1,500           5.99%
                                                          ------------                                  ------------
Non-interest-earning assets                       8,507                                         8,590
                                           ------------                                  ------------
   Total assets                            $    122,357                                  $    107,956
                                           ============                                  ============

Savings and club accounts (3)              $     19,770   $         50           1.00%   $     20,105   $         52           1.03%
Time certificates                                30,900            259           3.33%         29,393            190           2.56%
NOW and money market accounts                    11,981             34           1.13%         11,732             22           0.74%
Borrowings                                       36,676            384           4.15%         25,326            219           3.43%
                                           ------------   ------------                   ------------   ------------
   Total interest-bearing liabilities            99,327            727           2.90%         86,556            483           2.21%
                                                          ------------                                  ------------
Non-interest-bearing liabilities                  4,189                                         3,282
                                           ------------                                  ------------
   Total liabilities                            103,516                                        89,838
Shareholders' equity                             18,841                                        18,118
                                           ------------                                  ------------
   Total liabilities and
      shareholders' equity                 $    122,357                                  $    107,956
                                           ============                                  ============

Net interest income/spread (4)                            $      1,096           3.45%                  $      1,017           3.78%
                                                          ============   ============                   ============   ============
Net earning assets/net interest
  margin (5)                               $     14,523                          3.82%   $     12,810                          4.06%
                                           ============                  ============    ============                  ============

Ratio of average interest-earning
   assets to average interest-bearing
   liabilities                                    1.15x                                         1.15x
                                           ============                                  ============

Notes appear on following page

(1) Shown net of the allowance for loan losses. Average loan balances include non-accrual loans and loan held for sale. Interest is recognized on non-accrual loans only as and when received.
(2) Securities are included at amortized cost, with net unrealized gains or losses on securities available for sale included as a component of non-earning assets. Securities include FHLB stock.
(3) Include advance payments by borrowers for taxes and insurance (mortgage escrow deposits).
(4) The spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(5) The net interest margin, also known as the net yield on average interest-earning assets, represents net interest income as a percentage of average interest-earning assets.
(6)   Yields are not computed on a tax equivalent basis.

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

                                         For the three months ended December 31,
                                         ---------------------------------------
                                                      2005 vs. 2004
                                                      -------------
                                               Increase (Decrease) Due To:
                                         --------------------------------------
                                           Volume         Rate          Total
                                         ----------    ----------    ----------
                                                  (Dollars in thousands)
Interest-earning assets:

 Loans                                   $      292    $       21    $      313
 Securities                                     (18)           31            13
 Other short-term investments                    (8)            5            (3)
                                         ----------    ----------    ----------
   Total interest-earning assets                266            57           323
                                         ----------    ----------    ----------

Interest-bearing liabilities:

 Savings and club accounts                       (1)           (1)           (2)
 Time certificates                               10            59            69
 NOW and money market accounts                   --            12            12
 Borrowings                                     112            53           165
                                         ----------    ----------    ----------
  Total interest-bearing liabilities            121           123           244
                                         ----------    ----------    ----------

Net change in net interest income        $      145    $      (66)   $       79
                                         ==========    ==========    ==========

Comparison of Financial Condition at December 31, 2005 and September 30, 2005.

      During the three months from September 30, 2005 through December 31, 2005, total assets increased $0.7 million, or 0.6%, from $122.2 million to $122.9 million. Net loans increased by $2.9 million, or 3.0%, from $96.8 million to $99.7 million. This increase resulted mainly from growth of $2.7 million in residential real estate loans. One commercial real estate loan in the amount of $2.4 million carries a 90% guarantee, or $2.2 million, from the United States Department of Agriculture, ("USDA"). The guaranteed portion is classified as held for sale on the consolidated statements of financial condition at December 31, 2005, and will be sold in the secondary market when we receive final USDA approval.

      Borrowed funds from FHLB, consisting of advances and securities repurchase obligations, were $36,500,000 on December 31, 2005 and $36,750,000 on September 30, 2005. The decrease of $250,000 in borrowed funds resulted because other funds were available to fund loan growth, including $1,232,000 in proceeds from the sale of loans held for sale, a $401,000 increase in deposits, a $451,000 decrease in investments and a $602,000 decrease in cash and cash equivalents.

      Deposits increased $401,000, or 0.6%, during the quarter from $64.0 million to $64.4 million.

      Our shareholders' equity rose by $357,000 during the first quarter of the fiscal year as net income of $295,000, combined with increases of $36,000 from the allocation of ESOP and MRP shares, $15,000 in the fair value (net of taxes) of our available-for-sale securities portfolio and the issuance of $11,000 in treasury stock. Treasury stock was used to supply the 2,250 shares needed when two directors exercised some of their vested stock options.

      Non-performing assets increased from $399,000 on September 30, 2005 to $633,000 at December 31, 2005, while the ratio of non-performing assets to total assets increased from 0.32% to 0.51% over the same period. Non-performing loans increased from 0.39% of total loans at September 30, 2005 to 0.62% at December 31, 2005. A summary of the Company's non-performing assets and related ratios follows:

         Non-performing assets                     December 31,    September 30,
                                                       2005            2005
                                                   ------------    ------------
         Non-accrual loans
         -----------------
         Residential mortgages
             and home equity loans                 $        303    $        115
         Commercial mortgages                               272             275
         Consumer other                                      41               3
         Commercial other                                    --              --
                                                   ------------    ------------
             Total non-accrual loans                        616             393

         Restructured commercial mortgage                    --              --
         Restructured commercial other                       --              --
                                                   ------------    ------------
             Total non-performing loans                     616             393

         Foreclosed real estate                              --              --
         Other repossessed assets                            17               6
                                                   ------------    ------------
           Total non-performing assets             $        633    $        399
                                                   ============    ============

         Non-performing loans as a
              percent of total loans                       0.62%           0.39%

         Non-performing assets as a
              percent of total assets                      0.51%           0.32%

      Seven of nine non-accrual residential mortgages are currently in foreclosure proceedings, with three of the foreclosed loans in bankruptcy proceedings.

      Two loans total the $272,000 non-accrual balance for commercial mortgages, both of which are in foreclosure proceedings, with one in the amount of $17,000 also in bankruptcy proceedings.

      The Company had no loans more than 90 days delinquent and accruing at December 31, 2005 or September 30, 2005.

      Management feels that the increase in non-performing residential mortgages may be in part related to higher energy costs precipitated by the more than doubling of oil prices on the world market. These increases for both heating fuel and gasoline are impacting all residents and especially those on limited incomes. We expect there may be an upward trend in delinquencies related to energy prices. Management believes that these non-performing loans are adequately secured by collateral. Further, management is not aware of any other factors common to these loans, which caused their non-performance. Accordingly, while we will continue to monitor asset quality, management has determined that the allowance for loan losses is appropriate at this time.

Comparison of Results of Operations for the Three Months Ended December 31, 2005 and 2004.

      General. Our net income for the three months ended December 31, 2005 was $295,000, an increase of $76,000, or 34.7%, over our net income of $219,000 for the same period last year. The increase in net income was produced by the combination of the following factors:

     1. our net interest income increased by $79,000, as interest income increased $323,000 and interest expense increased by $244,000,

     2. non-interest income grew by $22,000 over last year's period principally due to an increase in service charge income of $16,000 and a $7,000 gain on sale of loans,

     3. the provision for loan losses decreased by $15,000 for the first quarter of this fiscal year versus last fiscal year,

     4. non-interest expenses decreased $2,000 from last year to this year principally due to decreases in salaries and employee benefits expense and expense on foreclosed assets of $14,000 and $20,000, respectively, and

     5.   an increase of $42,000 in income taxes.

      Basic and diluted earnings per share were $0.13 for this year's quarter versus $0.10 for both measures in last year's quarter.

      Interest Income. A summary of the information shown previously in the Average Balances, Interest Rates and Yields table and in the Rate Volume Analysis of Net interest Income table follows:

     1. Results for the three months ended December 31, 2005 show that interest income increased by $323,000, or 21.5%, from $1,500,000 for the three months ended December 31, 2004 to $1,823,000. Interest income increased $266,000 due to an increase in the average balance of interest-earning assets, from $99.4 million to $113.9 million, while interest income increased $57,000 due to an increase in the average rate earned on interest-earning assets from 5.99% to 6.35%.

     2. Interest income on loans increased $313,000, or 22.9%, for the first three months of fiscal 2006, as compared to the first three months of fiscal 2005. Growth of the average balance of loans accounted for an increase in interest income of $292,000, while an increase in the average rate on loans increased interest income $21,000.

     3. Interest income on securities and other short-term investments increased by $10,000 from $132,000 at December 31, 2004 to $142,000 at
          December 31, 2005. A decrease in the average balance of securities and other short-term investments decreased interest income by $26,000, while an increase in the average interest rate on securities and other short-term investments increased interest income by $36,000.

      Interest Expense. A summary of the information shown previously in the Average Balances, Interest Rates and Yields table and in the Rate Volume Analysis of Net interest Income table follows:

     1. Interest expense increased by $244,000, or 50.5%, from $483,000 for the first quarter of fiscal 2005 to $727,000 for the first quarter of fiscal 2006. Interest expense increased $121,000 due to an increase in the average balance of interest-bearing liabilities, mainly borrowings from the FHLB, from $86.6 million last year to $99.3 million this year and $123,000 due to an increase in the in the average rate paid on interest-bearing liabilities from 2.21% to 2.90% over the same period.

     2. Over the same period, increases in the average balances of time certificates of $1.5 million, from $29.4 million to $30.9 million, and borrowings of $11.4 million, from $25.3 million to $36.7 million, resulted in increases in interest expense of $10,000 and $112,000, respectively. Increases in the average rate paid on time certificates, NOW and money market accounts, and borrowings increased interest expense $59,000, $12,000 and $53,000, respectively.

      Net Interest Income. Net interest income increased by $79,000, or 7.8%, in the first three months of fiscal 2006 versus the first three months of fiscal 2005. The increase in net interest income represents the difference between the $323,000 increase in interest income and the $244,000 increase in interest expense. The Average Balances, Interest Rates and Yields table shows that spread is decreasing as the yield curve continues to flatten in response to the efforts of the Federal Reserve's interest tightening measures to combat inflation. The average interest rate on interest-earning assets increased by 36 basis points, while the average interest rate on interest-bearing liabilities increased by 69 basis points, thereby reducing spread by 33 basis points.

      The Rate Volume Analysis of Net Interest Income table shows that the reduction of interest spread by 0.33%, decreased net interest income by $66,000. We were able to overcome this spread compression by increasing our loan balance, as discussed above. The current flat yield curve interest rate environment will work to further erode our interest spread as the growth of interest expense outpaces the growth of interest income due to interest rate changes. At this time, we cannot predict whether we will be able to grow the loan portfolio sufficiently to compensate for the effects of this interest rate environment.

      Average shareholders' equity represented 16.5% of average interest-earning assets for the quarter ended December 31, 2005, while it represented 18.2% of average interest-earning assets for the same quarter last year. Our ratio of average interest-earning assets to average interest-bearing liabilities was 1.15 times in both fiscal 2005 and fiscal 2006.

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

      For the three months ended December 31, 2005, we provided $25,000 for loan losses, compared to $40,000 in the same quarter last year. At December 31, 2005, the ratio of our loan allowance to total loans was 0.86% as compared to 0.90% on December 31, 2004. On September 30, 2005 the allowance was $869,000, or 0.87% of total loans, and we determined at the end of the quarter that the appropriate level for the allowance was $873,000. We had charge-offs during the quarter of $33,000 and recoveries of $12,000, so a $25,000 provision was necessary to reach the desired level for the allowance. Our level of non-accruing loans, loans 90 days and still accruing and restructured loans was $616,000, or 0.62% of total loans, at December 31, 2005 as compared to $451,000, or 0.52% of total loans, at December 31, 2004. The slight reduction in the ratio of the loan loss allowance to total loans from September 2005 to December 2005 is justified by the fact that most of the growth in loans originated by the Bank were residential real estate loans, rather than commercial and consumer loans, which have more risk.

      Non-interest Income. Our non-interest income was $22,000 higher in the fiscal 2006 quarter as compared to the fiscal 2005 quarter. As stated earlier, a service charge increase of $16,000 and a gain of $7,000 on the sale of loans combined for the increase in non-interest income.

      Non-interest Expenses. Non-interest expenses decreased by $2,000 from the 2005 fiscal quarter to the 2006 fiscal quarter. Directors' fees, occupancy and equipment expense, and other operating expense increased by $9,000, $13,000 and $11,000 respectively, while decreases in salaries and employee benefits of $14,000 and foreclosed assets expense of $20,000 helped to keep non-interest expenses in check. A change in the health insurance coverage eliminated the self-insurance portion liabilities and resulted in savings of $20,000 in the first quarter. Director fees increased as the result of an increase in meeting fees. Occupancy and equipment expenses increased as equipment and software maintenance contract expense increased by $8,000 and building maintenance contracts increased by $6,000. The increase in other operating expense was mainly due to an additional $4,000 in advertising expense and $6,000 in miscellaneous expense.

      At December 31, 2005, we had thirty-three full-time and one part-time employee, compared to thirty-two full time and one part-time employees at the end of December 2004.

        Income tax expense. Our income tax expense increased by $42,000, or 35.0%, comparing the first quarter of fiscal 2006 to the same quarter of fiscal 2005. The increased expense was the result of higher income before taxes of $118,000 over the same period, an increase of 34.8%.

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

      In general, we manage our liquidity by maintaining a sufficient level of short-term investments so funds are readily available for investment in loans when needed. During the three months ended December 31, 2005, we decreased our cash and cash equivalents by $602,000.

      Deposits increased by $401,000 during the quarter ended December 31, 2005. In addition to factors within our control, such as our deposit pricing strategies and our marketing efforts, deposit flows are affected by the level of general market interest rates, the availability of alternate investment opportunities, general economic conditions, and other factors outside our control. We reduced borrowings from FHLB by $250,000 during the quarter ended December 31, 2005.

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

      We measure liquidity on a monthly basis and want to maintain a liquidity ratio of between 5% and 15%. At December 31, 2005, the ratio is 5.5%. We will continue to monitor liquidity.

Off Balance Sheet Arrangements

      The Company's financial statements do not reflect off-balance sheet arrangements that are made in the normal course of business. These off-balance sheet arrangements consist of unfounded loans.

      We had $2.9 million in outstanding commitments to make loans at December 31, 2005, along with $3.6 million of unused home equity, commercial and overdraft lines of credit. We also have a commitment to sell the $2.2 million guaranteed portion of a USDA guaranteed loan we originated. We are awaiting USDA approval for the sale. We anticipate that we will have enough funds to meet our current loan commitments and to fund draws on the lines of credit through the normal turnover of our loan and securities portfolios. At December 31, 2005, we had $21.0 million of time certificates scheduled to mature within one year. We anticipate that we can retain substantially all of those deposits if we need to do so to fund loans and other investments as part of our efforts to grow and leverage our capital.

Capital Resources

      The OTS has minimum capital ratio requirements applying to the Bank, but there are no comparable minimum capital requirements that apply to us as a savings and loan holding company. At December 31, 2005, the Bank exceeded all regulatory capital requirements of the OTS applicable to it, with Tier I capital of $18.8 million, or 15.1% of average assets and with total risk-based capital of $19.4 million, or 27.1% of risk-weighted assets. The Bank also had tangible capital of $18.8 million, or 15.1% of average tangible assets. The Bank was classified as "well capitalized" at December 31, 2005 under OTS regulations.

Item 3.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. The term "disclosure controls and procedures" is defined in Rule 13a-14(c) of the Securities Exchange Act of 1934, or (the "Exchange Act"). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2005, and they have concluded that as of that date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.
(b) Changes in Internal Controls. There were no significant changes to our internal controls or in other factors that could significantly affect our internal controls during the quarter ended December 31, 2005, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

                                        Gouverneur Bancorp, Inc.


         Date: February 9, 2006         By: /s/ RICHARD F. BENNETT
                                            ------------------------------------
                                        Richard F. Bennett
                                        President and Chief Executive Officer
                                        (principal executive officer and officer
                                        duly authorized to sign on behalf of the
                                        registrant)

                                        By: /s/ ROBERT J. TWYMAN
                                            ------------------------------------
                                        Robert J. Twyman
                                        Vice President and Chief Financial
                                        Officer
                                        (principal financial officer duly
                                        authorized to sign on behalf of the
                                        registrant)