Form 10QSB
period 2006-03-31
GOUVERNEUR BANCORP INC
filed 2006-05-11
CIK 1063942

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2006

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

                               Yes [X]   No [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

                                                        Outstanding at
              Class                                      May 5, 2006
   -----------------------------                         -----------
   Common Stock, par value $ .01                          2,292,084


Transitional Small Business Disclosure Format (check one):

                               Yes [ ]   No [X]

                            GOUVERNEUR BANCORP, INC.
                                   FORM 10-QSB
                                TABLE OF CONTENTS

PART 1 - FINANCIAL INFORMATION                                              Page
--------------------------------------------------------------------------------

Item 1.   Financial Statements - Unaudited

          Consolidated Statements of Financial Condition at
          March 31, 2006 and September 30, 2005                               3

          Consolidated Statements of Income for the three and
          six months ended March 31, 2006 and March 31, 2005.                 4

          Consolidated Statements of Shareholders' Equity for the
          six months ended March 31, 2006 and 2005                            5

          Consolidated Statements of Cash Flows for the six months
          ended March 31, 2006 and 2005                                       7

          Notes to Consolidated Financial Statements                          8

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.                                         11

Item 3.   Controls and Procedures                                            23

PART II - OTHER INFORMATION
---------------------------

Item 1.   Legal Proceedings                                                  23

Item 4.   Submission of Matters to a Vote of Security Holders                24

Item 6.   Exhibits                                                           24

SIGNATURES                                                                   25

EXHIBITS                                                                     26


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                     GOUVERNEUR BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                  (In thousands, except share data) (Unaudited)


                                                                                 March 31,     September 30,
                                                                                   2006            2005
                                                                               ------------    ------------
Assets:
Cash and due from banks                                                        $      2,030    $      2,210
Interest-bearing deposits in bank                                                     2,887             456
                                                                               ------------    ------------
                 Total cash and cash equivalents                                      4,917           2,666

Securities available-for-sale                                                         9,969          10,992
Securities held-to-maturity (fair value 2006: $100: 2005: $110)                         100             109

Loans, held for sale                                                                  2,186           3,436

Loans receivable, net of allowance for loan losses 2006: $893: 2005: $869           100,550          96,740

Investment in Federal Home Loan Bank stock, at cost                                   1,724           1,838
Investment in life insurance                                                          3,565           3,717
Premises and equipment, net                                                           1,550           1,547
Accrued interest receivable and other assets                                          1,492           1,181
                                                                               ------------    ------------
                 Total assets                                                  $    126,053    $    122,226
                                                                               ============    ============
Liabilities:
Deposits:  Non-interest-bearing demand                                         $      2,271    $      2,043
           NOW and money market                                                      11,859          11,956
           Savings                                                                   20,335          19,101
           Time                                                                      35,823          30,864
                                                                               ------------    ------------
                 Total deposits                                                      70,288          63,964
                                                                               ------------    ------------

Advances from the Federal Home Loan Bank of New York                                 34,700          36,750
Other liabilities                                                                     1,850           2,837
                                                                               ------------    ------------
                 Total liabilities                                                  106,838         103,551
                                                                               ------------    ------------
Shareholders' Equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized; none issued                --              --
Common stock, $.01 par value, 9,000,000 shares authorized; 2,384,040 shares
issued                                                                                   24              24
Additional paid-in capital                                                            4,781           4,739
Retained earnings                                                                    14,926          14,392
Treasury stock, at cost, 2006: 91,956 shares: 2005: 98,606 shares                      (466)           (499)
Accumulated other comprehensive income                                                  171             272
Unearned common stock held by Management Recognition Plan                               (59)            (67)
Unallocated common stock held by Employee Stock Ownership Plan                         (162)           (186)
                                                                               ------------    ------------
                 Total shareholders' equity                                          19,215          18,675
                                                                               ------------    ------------
                 Total liabilities and shareholders' equity                    $    126,053    $    122,226
                                                                               ============    ============

See accompanying notes to consolidated financial statements.


                     GOUVERNEUR BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                (In thousands, except per share data) (Unaudited)

                                                            Three Months Ended            Six Months Ended
                                                                 March 31,                   March 31,
                                                      ---------------------------   ---------------------------
                                                          2006           2005           2006           2005
                                                      ------------   ------------   ------------   ------------
Interest income:
----------------
   Loans                                              $      1,694   $      1,428   $      3,375   $      2,796
   Securities - taxable                                        116            114            242            227
                non-taxable                                     13             12             25             24
   Other short-term investments                                  5              8              9             15
                                                      ------------   ------------   ------------   ------------
         Total interest income                               1,828          1,562          3,651          3,062
                                                      ------------   ------------   ------------   ------------
Interest expense:
-----------------
   Deposits                                                    361            265            704            529
   Borrowings - short term                                     155             80            352            129
   Borrowings - long term                                      244            168            431            338
                                                      ------------   ------------   ------------   ------------
         Total interest expense                                760            513          1,487            996
                                                      ------------   ------------   ------------   ------------

         Net interest income                                 1,068          1,049          2,164          2,066
   Provision for loan losses                                    25             30             50             70
                                                      ------------   ------------   ------------   ------------
         Net interest income after provision for
           loan losses                                       1,043          1,019          2,114          1,996
                                                      ------------   ------------   ------------   ------------
Non-interest income:
--------------------
   Service charges                                              50             43            114             91
   Realized gain on sales of securities - AFS                   98             96             98             96
   Realized gain (loss) on sales of loans held
     for sale                                                   --            (17)             7            (17)
   Life insurance death benefit                                 62             --             62             --
   Earnings on investment in life insurance                     36             30             67             69
   Realized gain (loss) on sales of foreclosed
     assets, net                                                20             (3)            52              9
   Other                                                        35             38             78             74
                                                      ------------   ------------   ------------   ------------
         Total non-interest income                             301            187            478            322

Non-interest expenses:
----------------------
   Salaries and employee benefits                              407            414            815            836
   Directors fees                                               37             29             80             63
   Occupancy and equipment                                     111             95            216            187
   Data processing                                              31             35             61             70
   Postage and supplies                                         37             25             67             51
   Professional fees                                            52             43            113            104
   Other                                                       104            133            218            236
                                                      ------------   ------------   ------------   ------------
         Total non-interest expenses                           779            774          1,570          1,547
                                                      ------------   ------------   ------------   ------------

         Income before income tax expense                      565            432          1,022            771

Income tax expense                                             179            161            341            281
                                                      ------------   ------------   ------------   ------------

   Net income                                         $        386   $        271   $        681   $        490
                                                      ============   ============   ============   ============

Earnings per common share - basic                     $       0.17   $       0.12   $      0. 30   $       0.22
Earnings per common share - diluted                   $       0.17   $       0.12   $       0.30   $       0.22

See accompanying notes to consolidated financial statements


                     GOUVERNEUR BANCORP, INC AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                         Six months ended March 31, 2006
                  (In thousands, except share data) (Unaudited)
                                                                                                   Unearned
                                                                                      Accumulated   Common   Unallocated
                                                 Additional                              Other      stock      Common
                                      Common      Paid in     Retained     Treasury  Comprehensive   held    stock held
                                       Stock      capital     Earnings      stock       Income      by MRP     by ESOP      Total
                                    ----------   ----------   ---------   ----------  ---------   ---------   ---------   ---------
Balance at September 30, 2005       $       24   $    4,739   $  14,392   $     (499) $     272   $     (67)  $    (186)  $  18,675

Comprehensive income:
 Net income                                                         681                                                         681
 Change in net unrealized gain on
    securities available for sale,
    net of reclassification
    adjustment and tax effects                                                             (101)                               (101)
                                                                                                                          ---------
   Total comprehensive income                                                                                                   580
                                                                                                                          ---------

Allocation of ESOP (4,785 shares)                        32                                                          24          56

Amortization of MRP                                      12                                               8                      20
Exercise of stock options (6,650
 shares)                                                 (2)                      33                                             31

Cash dividends declared,
 $0.15 per share                                                   (147)                                                       (147)
                                    ----------   ----------   ---------   ----------  ---------   ---------   ---------   ---------

Balance at March 31, 2006           $       24   $    4,781   $  14,926   $     (466) $     171   $     (59)  $    (162)  $  19,215
                                    ==========   ==========   =========   ==========  =========   =========   =========   =========

See accompanying notes to consolidated financial statements


                     GOUVERNEUR BANCORP, INC AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                         Six months ended March 31, 2005
                  (In thousands, except share data) (Unaudited)

                                                                                                   Unearned
                                                                                     Accumulated    Common   Unallocated
                                                 Additional                             Other       stock      Common
                                      Common      Paid in     Retained     Treasury  Comprehensive   held    stock held
                                       Stock      capital     Earnings      stock      Income       by MRP     by ESOP      Total
                                    ----------   ----------   ---------   ----------  ---------   ---------   ---------   ---------
Balance at September 30, 2004       $       24   $    4,642   $  13,632   $     (511) $     451   $     (57)  $    (231)  $  17,950

Comprehensive income:
 Net income                                                         490                                                         490
 Change in net unrealized gain
   on securities available
   for sale, net of taxes                                                                  (153)                               (153)
                                                                                                                          ---------

   Total comprehensive income                                                                                                   337
                                                                                                                          ---------

Allocation of ESOP (4,440 shares)                        43                                                          21          64

Amortization of MRP                                                                                       4                       4
Exercise of stock options
 (1,125 shares)                                           2                        6                                              8

Cash dividends declared,
 $0.14 per share                                                   (136)                                                       (136)
                                    ----------   ----------   ---------   ----------  ---------   ---------   ---------   ---------

Balance at March 31, 2005           $       24   $    4,687   $  13,986   $     (505) $     298   $     (53)  $    (210)  $  18,227
                                    ==========   ==========   =========   ==========  =========   =========   =========   =========

See accompanying notes to consolidated financial statements


                     GOUVERNEUR BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands) (Unaudited)

                                                                                 Six Months Ended
                                                                                   March 31,
                                                                          ----------------------------
                                                                              2006            2005
                                                                          ------------    ------------
Cash flows from operating activities:
   Net Income                                                             $        681    $        490

   Adjustments to reconcile net income to net cash provided by operating activities:
       Provision for loan losses                                                    50              70
       Depreciation                                                                 57              60
       Net amortization of securities premiums and discounts                         6              13
       Net realized gains on sales of securities - AFS                             (98)            (96)
       Proceeds from sales of loans held for sale                                1,232             271
       Net realized (gains) losses on sales of loans                                (7)             17
       Life insurance death benefit                                                (62)             --
       Earnings on bank owned life insurance                                       (67)            (69)
       Allocated and earned shares of ESOP and MRP                                  76              68
       Net realized gain on sale of foreclosed assets                              (52)            (13)
       (Increase) decrease in accrued interest receivable and other
         assets                                                                     29             (50)
       Increase (decrease) in accrued interest payable and other
         liabilities                                                              (919)            472
                                                                          ------------    ------------
                    Net cash provided by operating activities                      926           1,233
                                                                          ------------    ------------

Cash flows from investing activities:
   Net increase in loans                                                        (3,855)         (9,384)
   Proceeds from sales of securities AFS                                           192             210
   Proceeds from maturities and principal reductions of securities AFS             780           1,495
   Purchases of securities AFS                                                     (25)            (13)
   Proceeds from maturities and principal reductions of securities HTM               9              58
   Proceeds from the sale of foreclosed assets                                      13             116
   Additions to premises and equipment                                             (60)           (170)
   (Purchases) redemptions of Federal Home Loan Bank stock                         114            (300)
                                                                          ------------    ------------
                    Net cash used in investing activities                       (2,832)         (7,988)
                                                                          ------------    ------------

Cash flows from financing activities:
   Net increase in deposits                                                      6,323           1,299
   Proceeds (repayments) from FHLB advances                                     (2,050)          6,000
   Exercise of stock options                                                        31               8
   Cash dividends paid                                                            (147)           (136)
                                                                          ------------    ------------
                     Net cash provided by financing activities                   4,157           7,171
                                                                          ------------    ------------

   Net increase in cash and cash equivalents
                                                                                 2,251             416
   Cash and cash equivalents at beginning of period                              2,666           2,715
                                                                          ------------    ------------

   Cash and cash equivalents at end of period                             $      4,917    $      3,131
                                                                          ============    ============
Non-cash investing activities:
   Additions to foreclosed assets                                         $         20    $         73
Cash paid during the period for:
   Interest                                                                      1,490             935
   Income taxes                                                                    335             129

See accompanying notes to consolidated financial statements.

                     GOUVERNEUR BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.       Basis of Presentation
         ---------------------

         The accompanying unaudited consolidated financial statements include the accounts of Gouverneur Bancorp, Inc. (the "Company") and Gouverneur Savings and Loan Association (the "Bank"), the wholly owned and only subsidiary of the Company, as of March 31, 2006 and September 30, 2005 and for the three and six month periods ended March 31, 2006 and 2005. All material intercompany accounts and transactions have been eliminated in this consolidation. These statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles in the United States of America.

         In the opinion of management, all adjustments, consisting of only normal recurring adjustments or accruals, which are necessary for a fair presentation of the consolidated financial statements have been made at and for the three month and the six month periods ended March 31, 2006 and 2005. The results of operations for the three month and six month periods ended March 31, 2006 are not necessarily indicative of the results which may be expected for an entire fiscal year or other interim periods.

         The data in the consolidated statements of condition for September 30, 2005 was derived from the Company's annual report on Form 10-KSB. That data, along with the interim financial information presented in the consolidated statements of financial condition, income, shareholders' equity and cash flows should be read in conjunction with the 2005 consolidated financial statements, including the notes thereto included in the Company's Annual Report on Form 10-KSB.

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

         Basic and diluted earnings per share for the three-month and six month periods ending March 31, 2006 and 2005 were computed as follows:

                      (In thousands, except per share data)

                                                                     Three Months Ended             Six Months Ended
                                                                          March 31,                    March 31,
                                                                ---------------------------   ---------------------------
                                                                    2006           2005           2006           2005
                                                                ------------   ------------   ------------   ------------
         Basic earnings per share:
         Net income                                             $        386   $        271   $        681   $        490

         Weighted average common shares outstanding                    2,243          2,228          2,240          2,226
                                                                ------------   ------------   ------------   ------------
         Basic earnings per share                               $       0.17   $       0.12   $       0.30   $       0.22
                                                                ============   ============   ============   ============

         Diluted earnings per share:
         Net income                                             $        386   $        271   $        681   $        490

         Weighted average common shares outstanding                    2,243          2,228          2,240          2,226
         Additional potentially dilutive securities from
          common stock options                                            26             35             26             35
                                                                ------------   ------------   ------------   ------------
         Diluted weighted average common shares outstanding            2,269          2,263          2,266          2,261
                                                                ============   ============   ============   ============
         Diluted earnings per share                             $       0.17   $       0.12   $       0.30   $       0.22
                                                                ============   ============   ============   ============

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

         A summary of the unrealized gains (losses) and reclassification adjustments of securities available for sale and the related tax effects for the three and six month periods ended March 31, 2006 and 2005 is as follows:

                                 (In thousands)

                                                                     Three Months Ended             Six Months Ended
                                                                          March 31,                    March 31,
                                                                ---------------------------   ---------------------------
                                                                    2006           2005           2006           2005
                                                                ------------   ------------   ------------   ------------
         Unrealized holding losses arising
            during the period                                   $        (95)  $       (253)  $        (70)  $       (159)

         Reclassification adjustment for gains
            realized in Net income during period                         (98)           (96)           (98)           (96)
                                                                ------------   ------------   ------------   ------------

         Net unrealized losses                                          (193)          (349)          (168)          (255)
         Tax effect                                                       77            139             67            102
                                                                ------------   ------------   ------------   ------------

         Other comprehensive loss, net of tax                   $       (116)  $       (210)  $       (101)  $       (153)
                                                                ============   ============   ============   ============

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

         The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation:

                      (In thousands, except per share data)

                                                                     Three Months Ended             Six Months Ended
                                                                          March 31,                    March 31,
                                                                ---------------------------   ---------------------------
                                                                    2006           2005           2006           2005
                                                                ------------   ------------   ------------   ------------
         Net income, as reported                                $        386   $        271   $        681   $        490

         Total stock-based compensation expense
           determined under fair value method for
           all awards, net of taxes                                       (7)            (1)           (15)            (3)
         Amounts included in determination of net
           income, net of taxes                                            6              1             12              2
                                                                ------------   ------------   ------------   ------------
          Pro forma net income                                  $        385   $        271   $        678   $        489
                                                                ============   ============   ============   ============
         Earnings per share:
             Basic - as reported                                $       0.17   $       0.12   $       0.30   $       0.22
             Basic - pro forma                                          0.17           0.12           0.30           0.22
             Diluted - as reported                                      0.17           0.12           0.30           0.22
             Diluted - pro forma                                        0.17           0.12           0.30           0.22

5.       Commitments and Contingencies
         -----------------------------

         Outstanding letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments. The Company had three standby letters of credit totaling $53,000 as of March 31, 2006.

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

6.       Dividend Restrictions
         ---------------------

         Cambray Mutual Holding Company ("Cambray MHC"), the Company's parent mutual holding company, held 1,311,222 shares, or 57.2%, of the Company's issued and outstanding common stock, and shareholders other than Cambray MHC held 980,862 shares, or 42.8%, of such stock at March 31, 2006. Cambray MHC filed a notice with the Office of Thrift Supervision ("OTS") to waive its right to receive cash dividends during the 2006 calendar year. The Company announced a cash dividend to shareholders of record as of March 15, 2006 of $0.15 per share of common stock, which was paid on March 31, 2006 to all public shareholders.

         Cambray MHC waived receipt of the current and several past dividends paid by the Company. The dividends are considered as restrictions in the retained earnings of the Company. As of March 31, 2006 and September 30, 2005, the aggregate retained earnings restricted for cash dividends waived were $1,311,000 and $1,114,000, respectively.

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

General

         The Company conducts no income generating activities other than holding the stock of the Bank and a loan to the ESOP used to purchase shares of Company common stock for the participants. Consequently, the net income of the Company is derived primarily from its investment in the Bank. The Bank's net income depends, to a large extent, on its net interest income, which is the difference between interest earned on its interest earning assets, such as loans and investments, and the cost of funds, consisting of interest paid on interest-bearing liabilities, such as deposits and borrowings. The Bank's net income is also affected by the provision for loan losses, as well as by the amount of other income, including income from fees and service charges, net gains and losses on sales of investments and operating expenses such as salaries and employee benefits costs, net expenses on foreclosed assets and various categories of operational expenses. External factors, such as general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities, can have a substantial effect on profitability.

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

Recent Developments

         Director Larry Straw died in January 2006. The Bank will receive the proceeds of life insurance policies on Mr. Straw's life. In this quarterly statement we are recognizing income of $62,000 as our estimate of the death benefit proceeds we will receive in excess of the surrender values of the policies. Should our estimate be incorrect an adjustment to that amount will be made when the correct amount is determined.

         On April 11th, bids were received from contractors for the construction project to expand the Bank's facilities at our main office in Gouverneur and to provide contiguous office space and improved drive-up services. The contractor has been selected and construction is expected to start soon, with occupancy scheduled for November of this year.

Critical Accounting Policies

Note 2 to the consolidated financial statements of the Company (included in Item 7 of the Annual Report on Form 10-KSB of the Company for the year ended September 30, 2005) lists significant accounting policies used in development and presentation of its financial statements. This discussion and analysis, the significant accounting policies, and other financial statement disclosures identify and address key variables and other qualitative and quantitative factors that are necessary for an understanding and evaluation of the Company's results of operations. The following accounting policy is the one identified by management to be critical to the results of operations:

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

                                                           For the three months Ended March 31,
                                                          2006                             2005
                                             ------------------------------   ------------------------------

                                                                   (Dollars in thousands)

                                             Average                Yield/    Average                Yield/
                                             Balance    Interest    Cost (6)  Balance    Interest    Cost (6)
                                             --------   --------   --------   --------   --------   --------
Loans, net (1)                               $102,468   $  1,694       6.70%  $ 87,770   $  1,428       6.60%
Securities (2)                                 11,794        129       4.44%    13,346        126       3.83%
Other short-term investments                      395          5       5.13%     1,307          8       2.48%
                                             --------   --------              --------   --------
   Total interest-earning assets              114,657      1,828       6.47%   102,423      1,562       6.18%
                                                        --------                         --------
Non-interest-earning assets                     8,730                            8,566
                                             --------                         --------
   Total assets                              $123,387                         $110,989
                                             ========                         ========


Savings and club accounts (3)                $ 19,632         50       1.03%  $ 19,600         50       1.03%
Time certificates                              31,525        279       3.59%    29,466        187       2.57%
NOW and money market
   accounts                                    11,794         32       1.10%    12,035         28       0.94%
Borrowings                                     37,115        399       4.36%    28,267        248       3.50%
                                             --------   --------              --------   --------
   Total interest-bearing liabilities         100,066        760       3.08%    89,368        513       2.33%
                                                        --------                         --------
Non-interest-bearing liabilities                4,251                            3,340
                                             --------                         --------
   Total liabilities                          104,317                           92,708
Shareholders' equity                           19,070                           18,281
                                             --------                         --------
   Total liabilities and
      shareholders' equity                   $123,387                         $110,989
                                             ========                         ========

Net interest income/spread (4)                          $  1,068       3.39%             $  1,049       3.85%
                                                        ========   ========              ========   ========
Net earning assets/net interest margin (5)   $ 14,591                  3.78%  $ 13,055                  4.15%
                                             ========              ========   ========               ========
Ratio of average interest-earning
   Assets to average interest-bearing
   liabilities                                   1.15x                            1.15x
                                             ========                         ========

Notes appear on following page


Average Balances, Interest Rates and Yields (continued)

                                                           For the six months Ended March 31,
                                                          2006                             2005
                                             ------------------------------   ------------------------------

                                                                   (Dollars in thousands)

                                             Average                Yield/    Average                Yield/
                                             Balance    Interest    Cost (6)  Balance    Interest    Cost (6)
                                             --------   --------   --------   --------   --------   --------

Loans, net (1)                               $101,801   $  3,375       6.65%  $ 85,660   $  2,796       6.55%
Securities (2)                                 12,044        267       4.45%    13,773        251       3.65%
Other short-term investments                      310          9       5.82%     1,444         15       2.08%
                                             --------   --------              --------   --------
   Total interest-earning assets              114,155      3,651       6.41%   100,877      3,062       6.09%
                                                        --------                         --------
Non-interest-earning assets                     8,711                            8,578
                                             --------                         --------
   Total assets                              $122,866                         $109,455
                                             ========                         ========

Savings and club accounts (3)                $ 19,702        100       1.02%  $ 19,855        102       1.03%
Time certificates                              31,209        538       3.46%    29,429        377       2.57%
NOW and money market
   accounts                                    11,888         66       1.11%    11,882         50       0.84%
Borrowings                                     36,893        783       4.26%    26,780        467       3.50%
                                             --------   --------              --------   --------
   Total interest-bearing liabilities          99,692      1,487       2.99%    87,946        996       2.27%
                                                        --------                         --------
Non-interest-bearing liabilities                4,230                            3,319
                                             --------                         --------
   Total liabilities                          103,922                           91,265
Shareholders' equity                           18,944                           18,190
                                             --------                         --------
   Total liabilities and
      shareholders' equity                   $122,866                         $109,455
                                             ========                         ========

Net interest income/spread (4)                          $  2,164       3.42%             $  2,066       3.82%
                                                        ========   ========              ========   ========
Net earning assets/net interest margin (5)   $ 14,463                  3.80%  $ 12,931                  4.11%
                                             ========              ========   ========               ========
Ratio of average interest-earning
   assets to average interest-bearing
   liabilities                                   1.15x                            1.15x
                                             ========                         ========

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

                                              Three months ended March 31,                   Six months ended March 31,
                                       ----------------------------------------     ----------------------------------------
                                                     2006 vs. 2005                                 2006 vs. 2005
                                       ----------------------------------------     ----------------------------------------
                                             Increase (Decrease) Due To:                  Increase (Decrease) Due To:
                                       ----------------------------------------     ----------------------------------------
                                         Volume          Rate          Total          Volume          Rate           Total
                                       ----------     ----------     ----------     ----------     ----------     ----------
                                                                         (Dollars in thousands)
Interest-earning assets:

Loans                                  $      244     $       22     $      266     $      536             43     $      579
 Securities                                   (16)            19              3            (34)            50             16
 Other short-term investments                  (8)             5             (3)           (18)            12             (6)
                                       ----------     ----------     ----------     ----------     ----------     ----------
   Total interest-earning assets              220             46            266            484            105            589
                                       ----------     ----------     ----------     ----------     ----------     ----------

Interest-bearing liabilities:

 Savings and club accounts                     --             --             --             (1)            (1)            (2)
 Time certificates                             14             78             92             24            137            161
 NOW and money market accounts                 (1)             5              4             --             16             16
 Borrowings                                    88             63            151            201            115            316
                                       ----------     ----------     ----------     ----------     ----------     ----------
  Total interest-bearing liabilities          101            146            247            224            267            491
                                       ----------     ----------     ----------     ----------     ----------     ----------

Net change in net interest income      $      119     $     (100)    $       19     $      260     $     (162)    $       98
                                       ==========     ==========     ==========     ==========     ==========     ==========

Comparison of Financial Condition at March 31, 2006 and September 30, 2005.

         Total assets at March 31, 2006 were $126.1 million, an increase of $3.9 million, or 3.2%, from $122.2 million at September 30, 2005. Net loans increased by $3.0 million, or 3.1%, from $97.6 million to $100.6 million. The increase in loans resulted from increases of $3.8 million in residential real estate loans, $0.2 million in commercial real estate loans and $0.1 million in other commercial loans, combined with a decrease of $0.3 million in other consumer loans. The decrease in other consumer loans was mainly caused by a decrease in automobile loans.

         Borrowed funds from FHLB, consisting of advances and security repurchase obligations, were $34.7 million on March 31, 2006, down from $36.8 million at September 30, 2005. The decrease of $2.1 million in borrowed funds was the result of purchasing brokered deposits through the Promontory Interfinancial Network's Certficate of Deposit Account Registry Service(R) (or "CDARS"). This program will provide an alternative funding source along with FHLB borrowings for loan growth when local deposit growth is not sufficient by itself. Deposits increased $6.3 million, or 9.8%, during the six months from $64.0 million to $70.3 million. Increases in demand deposits, savings and time deposits by $0.3 million, $1.2 million and $4.9 million, respectively, more than offset a decrease of $0.1 million in NOW and money market accounts. Deposits purchased from the CDARS program accounted for $4.0 million of the increase in time deposits.

         Shareholders' equity increased $540,000 for the six months ended March 31, 2006, as net income of $681,000 combined with increases of $76,000 from the allocation of ESOP and MRP shares and $31,000 from the issuance of treasury stock for exercised options, more than offset decreases of $101,000 in the fair value, net of taxes, in the available-for-sale securities portfolio and $147,000 for a cash dividend paid to public shareholders on March 31, 2006. Treasury stock was used to supply the 6,650 shares we needed in the first six months of fiscal 2006 when five directors exercised some of their vested stock options.

         At March 31, 2006, non-performing assets totaled $415,000, or 0.33% of total assets, as compared to $399,000, or 0.33% of total assets at September 30, 2005. Non-performing loans increased by $9,000 from $393,000, or 0.39% of total loans, to $402,000, or 0.40% of total loans, over the same period. A summary of the Company's non-performing assets and related ratios follows:

                                                       March 31,   September 30,
         Non-performing assets                           2006          2005
         ---------------------                        ----------    ----------
         Non-accrual loans
         Residential mortgages
             and home equity loans                    $      126    $      115
         Commercial mortgages                                257           275
         Consumer other                                       19             3
         Commercial other                                     --            --
                                                      ----------    ----------
             Total non-accrual loans                         402           393

         Restructured commercial mortgage                     --            --
         Restructured commercial other                        --            --
                                                      ----------    ----------
             Total non-performing loans                      402           393

         Foreclosed real estate                               --            --
         Other repossessed assets                             13             6
                                                      ----------    ----------
           Total non-performing assets                $      415    $      399
                                                      ==========    ==========

         Non-performing loans to total loans                0.40%         0.39%

         Non-performing assets to total assets              0.33%         0.33%


         The Company had no loans more than 90 days delinquent and accruing at March 31, 2006 or September 30, 2005.

         One of the three non-accrual residential mortgages is currently in foreclosure proceedings and another is in bankruptcy proceedings.

         Two loans to the same borrower total the $257,000 non-accrual balance in commercial mortgages. These loans are in foreclosure proceedings.

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

Comparison of Results of Operations for the Three Months Ended March 31, 2006 and 2005.

         General. Our net income for the three months ended March 31, 2006 was $386,000, an increase of $115,000, or 42.4%, over net income of $271,000 for the same period last year. The increase in net income resulted from the combination of the following factors:

         1. net interest income increased by $19,000, as interest income increased $266,000 and interest expense increased by $247,000,

         2. non-interest income increased by $114,000 over last year's period ($62,000 of which derives from life insurance income related to the death of Director Straw),

         3. the provision for loan losses decreased by $5,000 for the second quarter of this fiscal year versus last fiscal year,

         4. non-interest expense increased $5,000 in the three month period this year compared to last year's period, and

         5.       income taxes increased $18,000.

         Basic and diluted earnings per share were both $0.17, respectively for this year's quarter versus $0.12 for both measures in last year's quarter.

         A summary of the information shown previously in the Average Balances, Interest Rates and Yields for three months table and in the Rate Volume Analysis of Net Interest Income table follows:

         Interest Income. Results for the three months ended March 31, 2006 show that interest income increased by $266,000, or 17.0%, from $1,562,000 for the three months ended March 31, 2005 to $1,828,000. Interest income increased $220,000 due to an increase in the average balance of interest-earning assets, primarily loans, from $102.4 million to $114.7 million, while interest income increased $46,000 due to an increase in the average rate earned on interest-earning assets, from 6.18% to 6.47%.

         Interest income on loans increased $266,000, or 18.6%, for the second quarter of fiscal 2006 compared to the second quarter of fiscal 2005. Loan growth over the past year remained strong as indicated by the growth of the average balance of loans in the first six months of the 2006 fiscal year by $14.7 million from the first six months of the 2005 fiscal year. This growth resulted in an increase in interest income of $244,000, while an increase of 0.10% in the average interest rate on loans increased interest income by $22,000.

         Interest income on securities and other short-term investments was $134,000 for the three months ended March 31, 2006 and March 31, 2005.

         Interest Expense. Interest expense increased by $247,000, or 48.1%, from $513,000 for the three months ended March 31, 2005 to $760,000 for the three months ended March 31, 2006. Interest expense increased $101,000 due to an increase in the average balance of interest-bearing liabilities and $146,000 due to an increase in the average rate paid on interest-bearing liabilities. Interest-bearing liabilities increased from $89.4 million last year to $100.1 million this year, mainly as a result of additional borrowings from the FHLB. The average rate paid on interest-bearing liabilities increased from 2.33% to 3.08% over the same period.

         Over the past year, increases in the average balances of time certificates by $2.0 million and borrowings by $8.8 million increased interest expense by $14,000 and $88,000, respectively. Increases in the average rate paid on time certificates by 1.02% and on borrowings by 0.80%, increased interest expense by $78,000 and $63,000, respectively.

         Net Interest Income. The net result of the increases in interest income and interest expense was a $19,000 increase in net interest income. Our interest rate spread (the difference between the average rate we earn on interest-earning assets and the average rate we pay on interest-bearing deposits and borrowings) decreased by 46 basis points (0.46%) from 3.85% for the three months ended March 31, 2005 to 3.39% for the three months ended March 31, 2006, while our net interest margin (net interest income divided by average earning assets) decreased by 37 basis points (0.37%) from 4.15% to 3.78% for the same time frame.

         Interest rate spread, the difference between the average rate we earn on our interest-earning assets and the cost of our interest-bearing liabilities, continues to decrease as the Federal Reserve continues to raise short-term interest rates affecting the costs of deposits and borrowed funds. These increases have not raised longer-term rates and the yield curve has flattened and even inverted, at times, with 6 month and one-year treasury rates higher than two-year treasury rates. Our growth in loans over the past few years has helped to buffer the impact of the decrease in spread thus far. However, our margins will continue to be squeezed as deposit and borrowing costs rise with the shorter-term rates and mortgage rates do not ratchet up accordingly.

         The ratio of average interest-earning assets to average interest-bearing liabilities was 1.15 times for each period.

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

         For the three months ended March 31, 2006, we provided $25,000 for loan losses, compared to $30,000 in the same quarter last year. At March 31, 2006 and 2005, the ratio of our loan allowance to total loans was 0.89% and 0.91%, respectively. On December 31, 2005 the allowance was $873,000, or 0.86% of total loans, and we determined at the end of the second quarter that the appropriate level for the allowance was $893,000. We had charge-offs during the quarter of $7,000 and recoveries of $2,000, so a $25,000 provision was necessary to reach the desired level for the allowance. Our level of non-accruing loans, loans 90 days past due and still accruing and restructured loans was $402,000, or 0.40% of total loans at March 31, 2006 compared to $616,000, or 0.62% of total loans at December 31, 2005. Management feels that these loans are adequately secured and do not require any adjustment to the allowance for loan losses at this time.

         Non-interest Income. Our non-interest income increased by $114,000, or 61.0%, from $187,000 in the second quarter of fiscal 2005 to $301,000 in the second quarter of fiscal 2006, due to $62,000 in income from life insurance policies, as well as increases in the gain on sale of foreclosed assets, service charges and earnings on the investment in life insurance of $23,000, $7,000 and $5,000, respectively. Also, last year we posted a loss on the sale of loans of $17,000 reducing non-interest income in the second quarter.

         Non-interest Expenses. Non-interest expenses increased only $5,000, or 0.6%, from $774,000 during the fiscal 2005 quarter to $779,000 in the fiscal 2006 quarter. This small increase was primarily the result of a change in our health insurance coverage eliminating the self-insured portion and resulted in a $20,000 savings for the quarter.

         At March 31, 2006, we had thirty-three full-time and two part-time employees, compared to thirty-three full-time and one part-time employee at the end of March 2005.

         Income tax expense. Our income tax expense increased by $18,000 to $179,000 from $161,000, or 11.2%, comparing the second quarter of fiscal 2006 to the same quarter of fiscal 2005. The increased expense was the result of income before income tax increasing by $71,000, or 16.4%, from last year's $432,000 to this year's $503,000. In addition, the income related to life insurance policies is tax-exempt.

Comparison of Results of Operations for the Six Months Ended March 31, 2006 and 2005.

         General. Our net income for the six months ended March 31, 2006 was $681,000, an increase of $191,000, or 39.0%, from last year's net income of $490,000. The following operating results combined to produce the increase:

         1. net interest income increased $98,000 as interest income increased $589,000 and interest expense increased $491,000,

         2. non-interest income improved by $156,000 ($62,000 of which derives from life insurance income related to the death of Director Straw),

         3. the provision for loan losses decreased by $20,000 for the first six months of the 2006 fiscal year versus the first six months of the 2005 fiscal year,

         4.       non-interest expense increased by $23,000 and

         5.       income taxes increased by $60,000.

         Basic and diluted earnings per share were both $0.30 for the first six months of this fiscal year versus $0.22 for both measures for the same period last year.

         A summary of the information shown previously in the Average Balances, Interest Rates and Yields for six months table and in the Rate Volume Analysis of Net Interest Income table follows:

         Interest Income. Interest income increased by $589,000, from $3,062,000 to $3,651,000, or 19.2%, from the six months ended March 31, 2005 to the six months ended March 31, 2006. Average interest-earning assets increased $13.3 million, from $100.9 million to $114.2 million, or 13.2%, resulting in a $484,000 increase in interest income, while an increase of 32 basis points (0.32%) in the average rate earned on interest earning assets increased interest income by $105,000 for the first six months of fiscal year 2006 as compared to the same period last year.

         Interest income on loans increased $579,000. An increase in the average balance of loans of $16.1 million, or 18.8%, from $85.7 million last year to $101.8 million this year resulted in an increase of $536,000 in interest income, while an increase of 10 basis points (0.10%) in the average rate earned on loans increased interest income by $43,000.

         Interest income on securities and other short-term investments increased by $10,000.

         Interest Expense. Interest expense increased $491,000 from the first half of 2005 to the first half of 2006. The increase in the average balance of interest-bearing liabilities by $11.8 million, or 13.4%, from $87.9 million last year to $99.7 million this year, resulted in an increase of $224,000 in interest expense, while an increase in the average rate we paid on interest-bearing liabilities by 72 basis points (0.72%), from 2.27% in 2005 to 2.99% in 2006, increased interest expense by $267,000.

         Interest expense increased by $316,000 on borrowings from FHLB from fiscal 2005 to fiscal 2006. An increase in the average balance of borrowings of $10.1 million, or 37.7%, from $26.8 million at March 31, 2005 to $36.9 million at March 31, 2006 increased interest expense $201,000, while an increase in the average interest rate on borrowings by 76 basis points (0.76%) from 3.50% in the first half of last fiscal year to 4.26% for the first half of this fiscal year increased interest expense by $115,000.

         Interest expense increased by $161,000 on time certificates from the first half of 2005 to the first half of 2006. An increase in the average balance of time certificates by $1.8 million, or 6.1%, from $29.4 million at March 31, 2005 to $31.2 million at March 31, 2006 increased interest expense $24,000, while an increase in the average interest rate on time certificates by 89 basis points (0.89%) from 2.57% in the first half of last fiscal year to 3.46% for the first half of this fiscal year increased interest expense by $137,000.

         Net Interest Income. Overall, the net effect of the increase in interest income and increase in interest expense was a $98,000 increase in net interest income. Our interest rate spread (the difference between the average rate we earn and the average rate we pay) decreased by 40 basis points (0.40%) from 3.82% last year to 3.42% this year. Our net interest margin was 3.80% in the first half of fiscal 2006, down from 4.11% in the first half of fiscal 2005.

         The ratio of average interest-earning assets to average interest-bearing liabilities was 1.15 times in both the first half of 2005 and 2006.

         Provision for Loan Losses. For the six-month period ended March 31, 2006 we provided $50,000 for loan losses compared to $70,000 in the same period ended March 31, 2005. At March 31, 2006 and 2005 the ratio of our loan loss allowance to total loans was 0.89% and 0.91%, respectively. As disclosed in the comparative discussion of result of operations for three months, our level of non accruing loans, loans 90 days past due and still accruing and restructured loans was $402,000, or 0.40% of total loans at March 31, 2006 compared to $393,000, or 0.39% of total loans on September 30, 2005. Management feels that these loans are adequately secured and do not require any adjustment to the allowance for loan losses.

         Non-interest Income. Our non-interest income was $156,000 higher this year for the first six months versus the same period in 2005. The increase resulted mostly from $62,000 in death benefit income on life insurance policies, as well as realized gains on the sale of foreclosed assets, which increased by $43,000, realized gain (loss) on sales of loans held for sale, which increased by $24,000 from a $17,000 loss last year to a $7,000 gain this year and service charges, which increased by $23,000.

         Non-interest Expense. Non-interest expenses increased by $23,000 for the first six months of fiscal 2006 compared to fiscal 2005. Increases in directors fees, occupancy and equipment, postage and supplies and professional fees of $17,000, $29,000, $16,000 and $9,000, respectively, were mostly offset by decreases of $21,000 in salaries and employee benefits, $9,000 in data processing costs and $18,000 in other expenses. The decrease in salaries and employee benefits resulted from a change in our health insurance coverage eliminating the self-insured portion resulting in a $40,000 savings for the six-month period.

         Due to a postponement of the implementation of Section 404 of the Sarbanes-Oxley Act of 2002 for smaller companies, we will now have to comply beginning on September 30, 2007. Section 404 requires the management of public companies to assess and report on the effectiveness of their internal controls over financial reporting. Based upon information we have received from our independent auditors and the experience of companies who, because of their market capitalization, have been required to comply with Section 404 earlier than we, we anticipate that our internal and external audit and related fees will increase as we emplace the systems, policies and procedures necessary to comply with Section 404. While we cannot quantify the compliance costs at this time, we expect that such costs will materially and permanently increase our non-interest expense.

         On April 20, 2006, The Advisory Committee on Smaller Public Companies chartered by the SEC unanimously adopted its final report and issued that report to the SEC on April 23. In its 33 recommendations (not unanimously adopted), the report includes 3 primary recommendations of which the most controversial is the need for "scaled" or "proportional" securities regulation for smaller public companies using specific measurements to define the term "smaller public company."

         A number of the SEC commissioners have already stated they are not in favor of "scaling" compliance for varying levels of reporting companies based on a size measurement. If that is the case, the SEC may decide to ignore the primary recommendations of its own Advisory Committee. The SEC has not taken or announced that it will take any steps to "scale" compliance requirements and it is not known at this time whether it will ever take such action.

         Income tax expense. Our income tax expense increased $60,000, or 21.4%, from $281,000 last year to $341,000 this year. The increased expense was the result of higher income before income tax of $189,000, or 24.5%, from $771,000 for the first half of last year to $960,000 for the first half of this year. In addition, the income related to life insurance policies is tax-exempt.

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

         In general, we manage our liquidity by maintaining a sufficient level of short-term investments so funds are readily available for investment in loans when needed. During the six months ended March 31, 2006, we increased our cash and cash equivalents by $1.8 million. We originated $14.4 million of new loans and sold $1.2 million of USDA loans, during the six months ended March 31, 2006. Loans, net, after payments, charge-offs and transfers to foreclosed real estate, increased by $3.8 million during the period.

         Deposits increased by $6.3 million during the six months ended March 31, 2006. Deposits purchased from the CDARS program discussed earlier in the Comparison of Financial Condition section accounted for $4.0 million of this increase. In addition to factors within our control, such as our deposit pricing strategies and our marketing efforts, deposit flows are affected by the level of general market interest rates, the availability of alternate investment opportunities, general economic conditions, and other factors outside our control.

         We monitor our liquidity regularly. Excess liquidity is invested in overnight federal funds sold and other short-term investments. If we need additional funds, we can borrow those funds, although the cost of borrowing money is normally higher than the average cost of deposits. As a member of the FHLB, the Bank can arrange to borrow an additional $9.1 million against our one to four family mortgages. We have recently applied for an increase in our borrowing potential from FHLB from 30% of assets to 35% of assets. This will increase our borrowing potential by approximately $6.3 million and provide additional liquidity. We have used borrowed funds to help us leverage capital we received from our stock sale, but have not needed borrowings to cover liquidity shortfalls. In addition to borrowings, we believe that, if we need to do so, we can attract additional deposits by increasing the rates we offer.

         We measure liquidity on a monthly basis and seek to maintain a liquidity ratio of between 5% and 15%. At March 31, 2006, the ratio was 5.5%.

Off Balance Sheet Arrangements

         We had $3.1 million in outstanding commitments to make loans at March 31, 2006, along with $4.0 million of unused home equity, commercial and overdraft lines of credit. We also have a commitment to sell the $2.2 million guaranteed portion of a USDA guaranteed loan we originated. We are awaiting USDA approval for the sale. We anticipate that we will have enough funds to meet our current loan commitments and to fund draws on the lines of credit through the normal turnover of our loan and securities portfolios. At March 31, 2006, we had $26.5 million, including the $4.0 million of purchased deposits from CDARS, of time certificates scheduled to mature within one year. We anticipate that we can retain substantially all of those deposits if we need to do so to fund loans and other investments as part of our efforts to grow and leverage our capital.

Capital Resources

         The OTS has minimum capital ratio requirements applying to the Bank, but there are no comparable minimum capital requirements that apply to us as a savings and loan holding company. At March 31, 2006, the Bank exceeded all regulatory capital requirements of the OTS applicable to it, with Tier I capital of $18.7 million, or 14.8% of adjusted total assets and with risk-based capital of $19.6 million, or 27.0% of risk-weighted assets. The Bank also had tangible capital of $18.7 million, or 14.8% of tangible assets. The Bank was classified as "well capitalized" at March 31, 2006 under OTS regulations.

Item 3.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. The term "disclosure controls and procedures" is defined in Rule 13a-14(c) of the Securities Exchange Act of 1934, or (the "Exchange Act"). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls an procedures as of March 31, 2006, and they have concluded that as of that date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

(b) Changes in Internal Controls. There were no significant changes to our internal controls or in other factors that could significantly affect our internal controls during the quarter ended March 31, 2006, including any corrective actions with regard to significant deficiencies and material weakness.

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

Item 4.  Submission of Matters to a Vote of Security Holders

At the annual meeting of stockholders held on February 13, 2006, the Company's stockholders (i) elected three directors, Richard F. Bennett, Timothy J. Monroe and Joseph C. Pistolesi, each to serve for a three-year term to expire at the annual meeting of stockholders to be held in 2009 and one director, F. Toby Morrow to serve for a one-year term to expire at the annual meeting to be held in 2007 and (ii) ratified the appointment of Beard Miller Company LLP as the independent public accountants for the fiscal year ending September 30, 2006. The terms of office of directors Richard E. Jones, Frank Langevin and Robert J. Leader all continued after the annual meeting.

Of the 2,287,684 shares entitled to vote on proposition (i) at the meeting, a total of 2,245,437 shares (98.15%) voted as follows:

         (i) ELECTION OF DIRECTORS:

                                   For           %         Withheld       %
                                ---------      ----        --------      ---
         Richard F. Bennett     2,092,875      93.2        152,562       6.8
         Timothy J. Monroe      2,059,429      91.7        186,008       8.3
         Joseph C Pistolesi     2,065,915      92.0        179,522       8.0
         F. Toby Morrow         2,061,233      91.8        184,204       8.2

Of the 2,284,234 shares entitled to vote on proposition (ii) at the meeting, a total of 2,245,437 shares (98.15%) voted as follows:

         (ii) RATIFICATION OF INDEPENDENT PUBLIC ACCOUNTANTS:

            For         %        Against     %       Abstain      %
         ---------     ----      -------    ---      -------     ---
         2,081,516     92.7      31,452     1.4      132,469     5.9

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


                                  Gouverneur Bancorp, Inc.


Date: May 11, 2006                By: /s/ RICHARD F. BENNETT
                                      ------------------------------------------
                                      Richard F. Bennett
                                      President and Chief Executive Officer
                                      (principal executive officer and
                                      officer duly authorized to sign on
                                      behalf of the registrant)


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