Form 10QSB
period 2006-06-30
GOUVERNEUR BANCORP INC
filed 2006-08-04
CIK 1063942

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2006

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

                                 Yes [ ] No [X]

                                                      Outstanding at
            Class                                     August 2, 2006
-----------------------------                         --------------
Common Stock, par value $ .01                            2,292,084

Transitional Small Business Disclosure Format (check one):
                                 Yes [ ] No [X]

                            GOUVERNEUR BANCORP, INC.
                                   FORM 10-QSB
                                TABLE OF CONTENTS





PART 1 - FINANCIAL INFORMATION                                              Page
------------------------------                                              ----

Item 1.     Financial Statements - Unaudited

            Consolidated Statements of Financial Condition at June 30,
            2006 and at September 30, 2005                                    3

            Consolidated Statements of Income for the three and nine
            months ended June 30, 2006 and 2005                               4

            Consolidated Statements of Shareholders' Equity for the nine
            months ended June 30, 2006 and 2005                               5

            Consolidated Statements of Cash Flows for the nine months ended
            June 30, 2006 and 2005                                            7

            Notes to Consolidated Financial Statements                        8

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations.                                       11

Item 3.     Controls and Procedures                                          24

PART II - OTHER INFORMATION
---------------------------

Item 1.     Legal Proceedings                                                24

Item 6.     Exhibits                                                         24

SIGNATURES                                                                   25

EXHIBITS                                                                     26

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                     GOUVERNEUR BANCORP, INC. AND SUBSIDIARY
                                  CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                  (In thousands, except share data) (Unaudited)


                                                                                       June 30,      September 30,
                                                                                         2006            2005
                                                                                     ------------    ------------
Assets:
Cash and due from banks                                                              $      2,589    $      2,210
Interest-bearing deposits in bank                                                           1,907             456
                                                                                     ------------    ------------
               Total cash and cash equivalents                                              4,496           2,666


Securities available-for-sale                                                              10,071          10,992
Securities held-to-maturity (fair value 2006: $96: 2005: $110)                                 96             109

Loans, held for sale                                                                        2,173           3,436

Loans receivable, net of allowance for loan losses: 2006 $921: 2005 $869                  101,978          96,740

Investment in Federal Home Loan Bank stock, at cost                                         1,609           1,838
Investment in life insurance                                                                3,598           3,717
Premises and equipment, net                                                                 1,840           1,547
Accrued interest receivable and other assets                                                1,909           1,478
                                                                                     ------------    ------------
               Total assets                                                          $    127,770    $    122,523
                                                                                     ============    ============

Liabilities:
Deposits: Non-interest-bearing demand                                                $      2,595    $      2,043
          NOW and money market                                                             11,888          11,956
          Savings                                                                          19,887          19,101
          Time                                                                             39,808          30,864
                                                                                     ------------    ------------
               Total deposits                                                              74,178          63,964

Advances from the Federal Home Loan Bank                                                   31,600          36,750
Other liabilities                                                                           2,559           3,134
                                                                                     ------------    ------------
               Total liabilities                                                          108,337         103,848
                                                                                     ------------    ------------

Shareholders' Equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized; none issued                      --              --
Common stock, $.01 par value, 9,000,000 shares authorized; 2,384,040 shares issued             24              24
Additional paid-in capital                                                                  4,808           4,739
Retained earnings                                                                          15,135          14,392
Treasury Stock, at cost, (shares 2006: 91,956: 2005: 98,606)                                 (466)           (499)
Accumulated other comprehensive income                                                        137             272
Unearned common stock held by Management Recognition Plan                                     (55)            (67)
Unallocated common stock held by Employee Stock Ownership Plan                               (150)           (186)
                                                                                     ------------    ------------
               Total shareholders' equity                                                  19,433          18,675
                                                                                     ------------    ------------
               Total liabilities and shareholders' equity                            $    127,770    $    122,523
                                                                                     ============    ============

See accompanying notes to consolidated financial statements.

                                   GOUVERNEUR BANCORP, INC. AND SUBSIDIARY
                                      CONSOLIDATED STATEMENTS OF INCOME
                              (In thousands, except per share data) (Unaudited)


                                                             Three Months Ended          Nine Months Ended
                                                                  June 30,                   June 30,
                                                           -----------------------    -----------------------
                                                              2006         2005          2006         2005
                                                           ----------   ----------    ----------   ----------
Interest income:
----------------
Loans                                                      $    1,738   $    1,500    $    5,113   $    4,296
Securities-taxable                                                114          119           356          346
          -non-taxable                                             11           12            36           36
Other short-term investments                                       14            9            23           24
                                                           ----------   ----------    ----------   ----------
     Total interest income                                      1,877        1,640         5,528        4,702
                                                           ----------   ----------    ----------   ----------

Interest expense:
-----------------
Deposits                                                          466          285         1,170          814
Borrowings - short term                                           106          103           458          232
Borrowings - long term                                            258          171           689          509
                                                           ----------   ----------    ----------   ----------
     Total interest expense                                       830          559         2,317        1,555
                                                           ----------   ----------    ----------   ----------

     Net interest income                                        1,047        1,081         3,211        3,147
Provision for loan losses                                          15           30            65          100
                                                           ----------   ----------    ----------   ----------
     Net interest income after provision for loan losses        1,032        1,051         3,146        3,047
                                                           ----------   ----------    ----------   ----------

Non-interest income:
--------------------
Service charges                                                    55           52           169          143
Realized gain on sales of securities - AFS                         --           --            98           96
Realized gain (loss) on sales of loans held for sale               --           --             7          (17)
Life insurance death benefit                                       --           --            62           --
Earnings on investment in life insurance                           32           30            99           99
Realized gain (loss) on sale of foreclosed assets, net              3           (2)           55            7
Other                                                              34           34           112          108
                                                           ----------   ----------    ----------   ----------
     Total non-interest income                                    124          114           602          436
                                                           ----------   ----------    ----------   ----------

Non-interest expenses:
----------------------
Salaries and employee benefits                                    476          427         1,291        1,263
Directors fees                                                     33           36           113           99
Occupancy and equipment                                           103           98           319          285
Data processing                                                    31           34            92          104
Postage and supplies                                               30           29            97           80
Professional fees                                                  52           54           165          158
Other                                                             116           97           334          333
                                                           ----------   ----------    ----------   ----------
     Total non-interest expenses                                  841          775         2,411        2,322
                                                           ----------   ----------    ----------   ----------

     Income before income tax expense                             315          390         1,337        1,161
Income tax expense                                                106          144           447          425
                                                           ----------   ----------    ----------   ----------
     Net income                                            $      209   $      246    $      890   $      736
                                                           ==========   ==========    ==========   ==========

Earnings per common share - basic                          $     0.09   $     0.11    $     0.40   $     0.33
Earnings per common share - diluted                        $     0.09   $     0.11    $     0.39   $     0.33

See accompanying notes to consolidated financial statements

                                              GOUVERNEUR BANCORP, INC. AND SUBSIDIARY
                                          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                  Nine months ended June 30, 2006
                                           (In thousands, except share data) (Unaudited)

                                                                                   Accumulated  Unearned   Unallocated
                                             Additional                              Other       common      common
                                    Common     paid-in     Retained     Treasury  Comprehensive stock held  stock held
                                    Stock      capital     Earnings      Stock       Income      by MRP      by ESOP       Total
                                   --------   ---------    ---------    --------    --------    --------    ---------    ----------
Balance at September 30, 2005      $     24   $   4,739    $  14,392    $   (499)   $    272    $    (67)   $    (186)   $   18,675
                                                                                                                         ----------

Comprehensive income:
   Net income                                                    890                                                            890
   Change in unrealized gains
      on securities available
      for sale, net of
      reclassification
      adjustment and
      tax effects                                                                       (135)                                  (135)
                                                                                                                         ----------

Total comprehensive income                                                                                                      755
                                                                                                                         ----------

Cash dividends declared,
  $0.15 per share                                               (147)                                                          (147)
Allocation of ESOP shares,
  7,266 shares                                       53                                                            36            89
Amortization of MRP                                  18                                               12                         30
Exercise of stock options,
  6,650 shares                                       (2)                      33                                                 31
                                   --------   ---------    ---------    --------    --------    --------    ---------    ----------
Balance at June 30, 2006           $     24   $   4,808    $  15,135    $   (466)   $    137    $    (55)   $    (150)   $   19,433
                                   ========   =========    =========    ========    ========    ========    =========    ==========

                                              GOUVERNEUR BANCORP, INC AND SUBSIDIARY
                                         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                 Nine months ended June 30, 2005
                                          (In thousands, except share data) (Unaudited)

                                                                                 Accumulated  Unearned   Unallocated
                                            Additional                             Other       common      common
                                   Common     paid-in    Retained     Treasury  Comprehensive stock held  stock held
                                   Stock      capital    Earnings      Stock       Income      by MRP      by ESOP       Total
                                  --------   ---------   ---------    --------    --------    --------    ---------    ----------
Balance at September 30, 2004     $     24   $   4,642   $  13,632    $   (511)   $    451    $    (57)   $    (231)   $   17,950
                                                                                                                       ----------

Comprehensive income:
   Net income                                                  736                                                            736
   Change in unrealized gain
      on securities available
      for sale, net of
      reclassification
      adjustment and
      tax effects                                                                      (82)                                   (82)
                                                                                                                       ----------

     Total comprehensive income                                                                                               654
                                                                                                                       ----------

Cash dividends declared,
   $0.14 per share                                            (136)                                                          (136)
Allocation of ESOP shares,
   6,743 shares                                     63                                                           33            96
Amortization of MRP                                                                                  6                          6
Exercise of stock options,
   1,125 shares                                      2                       6                                                  8
                                  --------   ---------   ---------    --------    --------    --------    ---------    ----------
Balance at June 30, 2005          $     24   $   4,707   $  14,232    $   (505)   $    369    $    (51)   $    (198)   $   18,578
                                  ========   =========   =========    ========    ========    ========    =========    ==========

See accompanying notes to consolidated financial statements

                                GOUVERNEUR BANCORP, INC. AND SUBSIDIARY
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (In thousands) (Unaudited)

                                                                                  Nine Months Ended
                                                                                      June 30,
                                                                               ------------------------
                                                                                  2006          2005
                                                                               ----------    ----------
Cash flows from operating activities:
  Net Income                                                                   $      890    $      736

  Adjustments to reconcile net income to net cash provided by operating activities:
       Provision for loan losses                                                       65           100
       Depreciation                                                                    86            90
       Net amortization of securities premiums and discounts                            7            18
       Net realized gains on sales of securities - AFS                                (98)          (96)
       Proceeds from sales of loans held for sale                                   1,232         1,241
       Net realized (gains) losses on sales of loans                                   (7)           17
       Life insurance death benefit                                                   (62)           --
       Earnings on bank owned life insurance                                          (99)          (99)
       Allocated and earned shares of ESOP and MRP
                                                                                      119           102
       Net realized gain on sale of foreclosed assets                                 (55)          (14)
       Increase in accrued interest receivable and other assets                       (48)          (69)
       Increase (decrease) in accrued interest payable and other liabilities         (485)        1,046
                                                                               ----------    ----------
                    Net cash provided by operating activities                       1,545         3,072
                                                                               ----------    ----------

Cash flows from investing activities:
  Securities available for sale:
       Proceeds from sales                                                            192           211
       Proceeds from maturities and principal reductions                            1,116         1,974
       Purchases                                                                     (521)          (18)
  Securities held to maturity, proceeds from maturities                                13            65
  (Purchases) redemptions of Federal Home Loan Bank stock                             229          (500)
  Net increase in loans                                                            (5,329)      (16,400)
  Proceeds from sales of foreclosed assets                                             16           120
  Additions to premises and equipment                                                (379)         (171)
                                                                               ----------    ----------
                    Net cash used in investing activities                          (4,663)      (14,719)
                                                                               ----------    ----------

Cash flows from financing activities:
  Net increase in deposits                                                         10,214         2,340
  Proceeds (repayments) from FHLB advances                                         (5,150)       10,000
  Exercise of stock options                                                            31             8
  Cash dividends paid                                                                (147)         (136)
                                                                               ----------    ----------
                     Net cash provided by financing activities                      4,948        12,212
                                                                               ----------    ----------

                     Net increase in cash and cash equivalents                      1,830           565
Cash and cash equivalents - Beginning                                               2,666         2,715
                                                                               ----------    ----------

Cash and cash equivalents - Ending                                             $    4,496    $    3,280
                                                                               ==========    ==========

Non-cash investing activities:
 Additions to foreclosed assets                                                $       64    $       79
Cash paid during the period for:
 Interest                                                                           2,319         1,502
 Income taxes                                                                         491           385

See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.    Basis of Presentation
      ---------------------

      The accompanying unaudited financial statements include the accounts of Gouverneur Bancorp, Inc. (the "Company") and Gouverneur Savings and Loan Association (the "Bank"), the wholly owned and only subsidiary of the Company, as of June 30, 2006 and September 30, 2005 and for the three and nine month periods ended June 30, 2006 and 2005. All material intercompany accounts and transactions have been eliminated in this consolidation. These statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles in the United States of America.

      In the opinion of management, all adjustments, consisting of only normal recurring adjustments or accruals, which are necessary for a fair presentation of the consolidated financial statements have been made at and for the three month and the nine month periods ended June 30, 2006 and 2005. The results of operations for the three month and nine month periods ended June 30, 2006 are not necessarily indicative of the results which may be expected for an entire fiscal year or other interim periods.

      The data in the consolidated statements of condition for September 30, 2005 was derived from the Company's annual report on Form 10-KSB. That data, along with the interim financial information presented in the consolidated statements of financial condition, income, shareholders' equity and cash flows should be read in conjunction with the 2005 consolidated financial statements, including the notes thereto included in the Company's 2005 Annual Report on Form 10-KSB. Certain amounts at September 30, 2005 were reclassified to conform to the presentation of June 30, 2006.

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

      Basic and diluted earnings per share for the three-month and nine month periods ending June 30, 2006 and 2005 were computed as follows:

                               (In thousands, except per share data)

                                                                 Three Months Ended        Nine Months Ended
                                                                      June 30,                  June 30,
                                                               -----------------------   -----------------------
      Basic earnings per share:                                   2006         2005         2006         2005
                                                               ----------   ----------   ----------   ----------
      Net income                                               $      209   $      246   $      890   $      736
      Weighted average common shares outstanding                    2,249        2,230        2,243        2,227
                                                               ----------   ----------   ----------   ----------
      Basic earnings per share                                 $     0.09   $     0.11   $     0.40   $     0.33
                                                               ==========   ==========   ==========   ==========

                                                                 Three Months Ended        Nine Months Ended
                                                                      June 30,                  June 30,
                                                               -----------------------   -----------------------
      Diluted earnings per share:                                 2006         2005         2006         2005
                                                               ----------   ----------   ----------   ----------

      Net income                                               $      209   $      246   $      890   $      736
      Weighted average common shares outstanding                    2,249        2,230        2,243        2,227
      Additional potentially dilutive securities from common
         stock options                                                 29           33           27           35
                                                               ----------   ----------   ----------   ----------
      Diluted weighted average common shares outstanding            2,278        2,263        2,270        2,262
                                                               ----------   ----------   ----------   ----------
      Diluted earnings per share                               $     0.09   $     0.11   $     0.39   $     0.33
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

      A summary of the unrealized gains (losses) and reclassification adjustments of securities available for sale and the related tax effects for the three and nine month periods ended June 30, 2006 and 2005 is as follows (in thousands):

                                                         Three Months Ended           Nine Months Ended
                                                              June 30,                    June 30,
                                                      ------------------------    ------------------------
                                                         2006          2005          2006          2005
                                                      ----------    ----------    ----------    ----------
  Unrealized holding gains (losses) arising
     during the period                                $      (57)   $      119    $     (127)   $      (40)

  Reclassification adjustment for gains realized in
     net income during period                                 --            --           (98)          (96)
                                                      ----------    ----------    ----------    ----------
                                                             (57)          119          (225)         (136)
  Tax effect                                                  23           (48)           90            54
                                                      ----------    ----------    ----------    ----------

  Other comprehensive income (loss), net of tax       $      (34)   $       71    $     (135)   $      (82)
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

      The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation (in thousands, except per share data):

                                                                  Three Months Ended           Nine Months Ended
                                                                       June 30,                     June 30,
                                                                ------------------------    ------------------------
                                                                   2006          2005          2006          2005
                                                                ----------    ----------    ----------    ----------
      Net income, as reported                                   $      209    $      246    $      890    $      736

      Total stock-based compensation expense determined
         under fair value method for all awards, net of taxes           (8)           (5)          (23)           (8)
      Reclassification adjustment for gains realized in
      Amounts included in determination of net income,
         net of taxes                                                    6             1            18             3
                                                                ----------    ----------    ----------    ----------
       Pro forma net income                                     $      207    $      242    $      885    $      731
                                                                ==========    ==========    ==========    ==========


      Earnings per share:
          Basic - as reported                                   $     0.09    $     0.11    $     0.40    $     0.33
          Basic - pro forma                                           0.09          0.11          0.39          0.33
          Diluted - as reported                                 $     0.09    $     0.11    $     0.39    $     0.33
          Diluted - pro forma                                         0.09          0.11          0.39          0.32


5.    Commitments and Contingencies
      -----------------------------

      Outstanding letters of credit written are conditional commitments issued by the Company to guarantee the performance by a customer to a third party. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments. The Company has four standby letters of credit totaling $61,000 as of June 30, 2006.

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

6.    Dividend Restrictions
      ---------------------

      Cambray Mutual Holding Company ("Cambray MHC"), the Company's parent mutual holding company, held 1,311,222 shares, or 57.2%, of the Company's issued and outstanding common stock, and shareholders other than Cambray MHC held 980,862 shares or 42.8% of such stock at June 30, 2006. Cambray MHC has filed a notice with the Office of Thrift Supervision ("OTS") to waive its right to receive cash dividends during the 2006 calendar year. The Company paid a cash dividend on March 31, 2006 to all public shareholders.

      Cambray MHC waived receipt of several past dividends, paid by the Company. The dividends waived are considered as a restriction on the retained earnings of the Company. As of June 30, 2006 and September 30, 2005, the aggregate retained earnings restricted for cash dividends waived were $1,311,000 and $1,114,000, respectively.

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

      In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109" (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that companies recognize in their financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our financial statements.

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

o    Technological factors affecting our operations;

o Changes in market interest rates or changes in the speed at which market interest rates change;

o    Monetary and fiscal policies of the federal government;

o Changes in tax policies and rates by federal, state and local taxing authorities;

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

     The Bank has been and continues to be a community oriented financial institution offering a variety of financial services. The Bank attracts deposits from the general public and uses those deposits together with funds borrowed from the Federal Home Loan Bank of New York ("FHLB"), to make loans and other investments. Most of the loans are one to four family residential mortgages made to residents in the Bank's primary market area, southern St. Lawrence and northern Jefferson and Lewis counties in New York State. The Bank's deposit accounts are insured by the Deposit Insurance Fund ("DIF") of the Federal Deposit Insurance Corporation ("FDIC"), and the Bank is subject to regulation by the FDIC and the OTS.

Recent Developments

     The Bank has not yet received the proceeds of life insurance policies on former director Straw's life. We have recognized income of $62,000 as our estimate of the death benefit proceeds we will receive in excess of the surrender values of the policies. Since this matter is still unresolved and should our estimate be incorrect, an adjustment to that amount will be made when the correct amount is determined.

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

                                                               For the three months Ended June 30,
                                                         2006                                       2005
                                        ---------------------------------------    ---------------------------------------


                                                                       (Dollars in thousands)

                                          Average                     Yield/         Average                     Yield/
                                          Balance      Interest      Cost (6)        Balance      Interest      Cost (6)
                                        -----------   -----------   -----------    -----------   -----------   -----------
Loans, net (1)                          $   103,946   $     1,738          6.71%   $    90,698   $     1,500          6.63%
Securities (2)                               11,364           125          4.41%        12,922           131          4.07%
Other short-term investments                  1,196            14          4.70%         1,331             9          2.71%
                                        -----------   -----------                  -----------   -----------
   Total interest-earning assets            116,506         1,877          6.46%       104,951         1,640          6.27%
                                                      -----------                                -----------
Non-interest-earning assets                   8,854                                      8,686
                                        -----------                                -----------
   Total assets                         $   125,360                                $   113,637
                                        ===========                                ===========

Savings and club accounts (3)           $    20,045            51          1.02%   $    20,240            53          1.05%
Time certificates                            37,690           380          4.04%        29,635           202          2.73%
NOW and money market accounts                11,589            35          1.21%        11,443            30          1.05%
Borrowings                                   32,400           364          4.51%        30,211           274          3.64%
                                        -----------   -----------                  -----------   -----------
   Total interest-bearing liabilities       101,724           830          3.27%        91,529           559          2.45%
                                                      -----------                                -----------
Non-interest-bearing liabilities              4,311                                      3,699
                                        -----------                                -----------
   Total liabilities                        106,035                                     95,228
Shareholders' equity                         19,325                                     18,409
                                        -----------                                -----------
   Total liabilities and
      shareholders' equity              $   125,360                                $   113,637
                                        ===========                                ===========

Net interest income/spread (4)                        $     1,047          3.19%                 $     1,081          3.82%
                                                      ===========   ===========                  ===========   ===========
Net earning assets/net
  interest margin (5)                   $    14,782                        3.60%   $    13,422                        4.13%
                                        ===========                 ===========    ===========                 ===========

Ratio of average interest-earning
   Assets to average interest-
   bearing liabilities                         1.15x                                      1.15x
                                        ===========                                ===========

Notes appear on following page

                                                               For the nine months Ended June 30,
                                                         2006                                       2005
                                        ---------------------------------------    ---------------------------------------


                                                                     (Dollars in thousands)


                                          Average                     Yield/         Average                     Yield/
                                          Balance      Interest      Cost (6)        Balance      Interest      Cost (6)
                                        -----------   -----------   -----------    -----------   -----------   -----------
Loans, net (1)                          $   102,516   $     5,113          6.67%   $    87,339   $     4,296          6.58%
Securities (2)                               11,817           392          4.44%        13,490           382          3.79%
Other short-term investments                    605            23          5.08%         1,406            24          2.28%
                                        -----------   -----------                  -----------   -----------
   Total interest-earning assets            114,938         5,528          6.43%       102,235         4,702          6.15%
                                                      -----------                                -----------
Non-interest-earning assets                   8,759                                      8,614
                                        -----------                                -----------
   Total assets                         $   123,697                                $   110,849
                                        ===========                                ===========

Savings and club accounts (3)           $    19,811           151          1.02%   $    19,991           155          1.04%
Time certificates                            33,370           918          3.68%        29,498           579          2.62%
NOW and money market accounts                11,788           101          1.15%        11,735            80          0.91%
Borrowings                                   35,395         1,147          4.33%        27,968           741          3.54%
                                        -----------   -----------                  -----------   -----------
   Total interest-bearing liabilities       100,364         2,317          3.09%        89,192         1,555          2.33%
                                                      -----------                                -----------
Non-interest-bearing liabilities              4,264                                      3,383
                                        -----------                                -----------
   Total liabilities                        104,628                                     92,575
Shareholders' equity                         19,069                                     18,274
                                        -----------                                -----------
   Total liabilities and
      shareholders' equity              $   123,697                                $   110,849
                                        ===========                                ===========

Net interest income/spread (4)                        $     3,211          3.34%                 $     3,147          3.82%
                                                      ===========   ===========                  ===========   ===========
Net earning assets/net
  interest margin (5)                   $    14,574                        3.74%   $    13,043                        4.12%
                                        ===========                 ===========    ===========                 ===========

Ratio of average interest-earning
  assets to average interest-bearing
  liabilities                                  1.15x                                      1.15x
                                        ===========                                ===========

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

Rate Volume Analysis of Net Interest Income

         One method of analyzing net interest income is to consider how changes in average balances and average rates from one period to the next affect net interest income. The following table shows changes in the dollar amount of interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. It shows the amount of the change in interest income or expense caused by either changes in outstanding balances ("Volume") or changes in interest rates ("Rate"). The effect of a change in volume is measured by multiplying the average rate during the first period by the volume change between the two periods. The effect of a change in interest rates is calculated by multiplying the change in rate between the two periods by the average volume during the first period. Changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate.

                                            Three months ended June 30,               Nine months ended June 30,
                                       --------------------------------------    --------------------------------------
                                                   2006 vs. 2005                             2006 vs. 2005
                                       --------------------------------------    --------------------------------------
                                            Increase (Decrease) Due To:               Increase (Decrease) Due To:
                                       --------------------------------------    --------------------------------------

                                         Volume        Rate          Total         Volume         Rate         Total
                                       ----------    ----------    ----------    ----------    ----------    ----------

                                                                    (Dollars in thousands)
Interest-earning assets:
 Loans                                 $      220    $       18    $      238    $      757    $       60    $      817
 Securities                                   (16)           10            (6)          (33)           43            10
 Other short-term investments                  (1)            6             5           (13)           12            (1)
                                       ----------    ----------    ----------    ----------    ----------    ----------
   Total interest-earning assets              203            34           237           711           115           826
                                       ----------    ----------    ----------    ----------    ----------    ----------

Interest-bearing liabilities:

 Savings and club accounts                     (1)           (1)           (2)           --            (4)           (4)
 Time certificates                             64           114           178            83           256           339
 NOW and money market accounts                 --             5             5            --            21            21
 Borrowings                                    21            69            90           221           185           406
                                       ----------    ----------    ----------    ----------    ----------    ----------
  Total interest-bearing liabilities           84           187           271           304           458           762
                                       ----------    ----------    ----------    ----------    ----------    ----------

Net change in net interest income      $      119    $     (153)   $      (34)   $      407    $     (343)   $       64
                                       ==========    ==========    ==========    ==========    ==========    ==========

Comparison of Financial Condition at June 30, 2006 and September 30, 2005.

     During the nine months from September 30, 2005 through June 30, 2006, total assets increased $5.3 million, or 4.33%, from $122.5 million to $127.8 million. Net loans increased by $5.3 million, or 5.48%, from $96.7 million to $102.0 million during the same period. The increase in loans resulted from increases of $4.9 million in residential real estate loans, $0.5 million in commercial real estate loans, and $0.2 million in other commercial loans, combined with a decrease of $0.3 million in other consumer loans. The decrease in other consumer loans was the result of a decrease in automobile loans.

     Borrowed funds from FHLB, consisting of advances and security repurchase obligations, were $31.6 million on June 30, 2006, down from $36.8 million at September 30, 2005. The decrease of $5.2 million in borrowed funds was the result of purchasing brokered deposits through the Promontory Interfinancial Network's Certificate of Deposit Account Registry Service(R) (or "CDARS"). This program provides an alternative funding source along with FHLB borrowings for loan growth when local deposit growth is not sufficient by itself at prices that are similar to the costs of FHLB borrowings. Deposits increased $10.2 million, or 15.9%, during the nine months from $64.0 million to $74.2 million. Increases in demand deposits, savings and time deposits of $0.6 million, $0.8 million and $8.9 million, respectively, more than offset a decrease of $0.1 million in NOW and money market accounts. Deposits purchased from the CDARS program accounted for $6.9 million of the increase in time deposits.

     Shareholders' equity increased by $758,000 during the first nine months of this fiscal year, as net income of $890,000 combined with $119,000 from the allocation of ESOP and MRP shares and $31,000 from the exercise of stock options, more than offset the payment of a cash dividend of $147,000 to our shareholders and a decrease of $135,000 in the unrealized gains, net of taxes, in the available-for-sale securities portfolio. Treasury stock was used to supply 6,650 shares needed when five directors exercised some of their vested stock options.

     At June 30, 2006, non-performing assets were 0.36% of total assets, up from 0.33% at September 30, 2005. Non-performing loans were 0.39% of total loans at June 30, 2006 and September 30, 2005. A summary of the Company's non-performing assets and related ratios follows (dollars in thousands):


                                                     June 30,      September 30,
             Non-performing assets                     2006            2005
             ---------------------                 ------------    ------------

             Non-accrual loans
             -----------------
             Residential mortgages
                 And home equity loans             $        136    $        115
             Commercial mortgages                           250             275
             Consumer other                                  17               3
             Commercial other                                --              --
                                                   ------------    ------------
                Total non-accrual loans                     403             393

             Restructured commercial mortgage                --              --
             Restructured commercial other                   --              --
                                                   ------------    ------------
                 Total non-performing loans                 403             393

             Foreclosed real estate                          43              --
             Other repossessed assets                        11               6
                                                   ------------    ------------
               Total non-performing assets         $        457    $        399
                                                   ============    ============

             Non-performing loans to total loans           0.39%           0.39%

             Non-performing assets to
                  total assets                             0.36%           0.33%

     The Company had no loans more than 90 days delinquent and accruing at June 30, 2006 or September 30, 2005.

     Two residential mortgages totaling $81,000 in non-accrual loans are in foreclosure, while the third loan in this category in the amount of $55,000 is being settled in an estate. The one commercial mortgage loan in non-accrual is in foreclosure proceedings.

     Management believes that these non-performing loans are adequately secured by collateral. Further, management is not aware of any factors common to these loans, which caused their non-performance or any developments that suggest an upward trend in delinquencies. Accordingly, while we will continue to monitor asset quality, management has determined that a $52,000 increase in the loan loss allowance to $921,000 at June 30, 2006, is appropriate for the increase in the size of the loan portfolio during the nine months ended June 30, 2006.

Comparison of Results of Operations for the Three Months Ended June 30, 2006 and 2005.

     General. Our net income for the three months ended June 30, 2006 was $209,000, a decrease of $37,000, or 15.04%, from last year's net income of $246,000 for the same period. The decrease in net income was the result of the combination of the following factors:

     1. net interest income decreased by $34,000 as interest income increased $237,000, mainly due to the growth in loans, and interest expense increased $271,000,

     2.   non-interest income grew by $10,000 over last year's period,

     3. the provision for loan losses decreased by $15,000 for the third quarter of this fiscal year versus last fiscal year,

     4. non-interest expense increased by $66,000 in the three month period this year compared to last year's period and

     5.   income taxes decreased $38,000.

     Basic earnings per share were $0.09 for this year's quarter versus $0.11 in last year's quarter, while diluted earnings per share were $0.09 and $0.11, respectively.

     Interest Income. Interest income increased $237,000, or 14.45%, from $1,640,000 for the three months ended June 30, 2005 to $1,877,000 for the three months ended June 30, 2006. An increase of 19 basis points (0.19%) in the average interest rate earned on our interest-earning assets resulted in an increase of $34,000 in interest income, while an $11.6 million increase in the average balance of interest-earning assets resulted in an increase of $203,000 in interest income.

     Interest income on loans increased by $238,000, or 15.87%. The yield on loans was 6.71% for the three month periods ending June 30, 2006, an increase of 8 basis points (0.08%), resulting in an increase of $18,000 in interest income, while an increase of $13.2 million in the average balance of loans from $90.7 million to $103.9 million resulted in an increase of $220,000 in interest income.

     Interest income on securities and other short-term investments decreased by $1,000, or 0.71% for the quarter ended June 30, 2006 versus the quarter ended June 30, 2005. An increase in the yields on our securities portfolio of 34 basis points, or 0.34% from 4.07% in last year's quarter to 4.41% in this year's quarter resulted in an increase of $10,000 in interest income while a decrease of $1.5 million in the average balance of securities over the same period reduced interest income by $16,000. A 199 basis point, or 1.99% increase in the average interest rate earned on other short-term investments increased interest income by $6,000, while a decrease of $0.1 million in the average balance of other short-term investments decreased interest income by $1,000.

     Interest Expense. Interest expense increased $271,000, or 48.48%, in the third quarter of fiscal 2006 versus fiscal 2005. An increase of 82 basis points (0.82%) in the average rate we paid on interest-bearing liabilities from 2.45% last year to 3.27% this year resulted in an increase of $187,000 in interest expense, while an increase of $10.2 million from $91.5 million to $101.7 million in the average balance of interest-bearing liabilities resulted in an $84,000 increase in interest expense.

     Interest expense decreased $2,000, or 3.77%, on savings and club accounts as a decrease in the average rate paid of 3 basis points (0.03%) from 1.05% in last year's quarter to 1.02% in this year's quarter decreased interest expense by $1,000, while a decrease of $0.2 million in the average balance from $20.2 million last year to $20.0 million this year decreased interest expense by

$1,000. Interest expense increased on NOW and money accounts, time deposits and borrowed funds by $5,000, $178,000 and $90,000, respectively. The average rate we paid on NOW and money market accounts increased by 16 basis points, or 0.16%, resulting in a $5,000 increase in interest expense, while an increase of $0.2 million in the average balance of NOW and money market accounts resulted in no change in interest expense. An increase of 131 basis points, or 1.31%, in the average rate we paid on time deposits increased interest expense by $114,000, while an increase in the average balance of time deposits of $8.1 million resulted in an increase of $64,000 in interest expense. The cost of our borrowed funds increased by 87 basis points, or 0.87%, resulting in an increase of $69,000 in interest expense, while an increase in the average balance of borrowed funds of $2.2 million resulted in an increase of $21,000 in interest expense.

     Net Interest Income. Our net interest income decreased by $34,000 for the three month period ending June 30, 2006 as compared to the three month period ending June 30, 2005, as interest income increased by $237,000 and interest expense increased by $271,000, as described above.

     Starting in June 2004, the Federal Reserve has raised short term interest rates in seventeen increments of 25 basis points each, a total 425 basis points (4.25%). During this period, long term interest rates have increased very little as evidenced by the fact that the average ten-year treasury rate was 4.73% in June 2004 and 5.11% in June 2006. The flattened yield curve (in which the spread between the two-year and ten-year treasuries is less than 20 basis points), has negatively affected our third quarter net interest income as compared to the same period last year, because we have had to raise our deposit rates in response to our competition and pay higher rates on our borrowings, without a similar increase in our loan yields. During previous periods in this interest rate environment, we have been able to compensate for the compressed spread by growing the volume of our loan portfolio. However, that strategy depends on having an initial spread high enough to absorb future rate increases to the liabilities allocated to the new loans throughout the life of the loans. Since the initial spreads have been reduced to unacceptable levels, we have raised loan rates and effectively reduced loan demand and can no longer grow loans at the pace necessary to offset the reduced margin. Therefore, a continuation of the Federal Reserve's current approach to short term interest rates will depress the Company's net interest income and earnings in future periods.

     Our interest rate spread (the difference between the average rate we earn and the average rate we pay) decreased by 63 basis points, or 0.63%, from 3.82% in last year's quarter to 3.19% in this year's quarter. Also, net interest margin decreased by 73 basis points (0.73%) to 3.60% in the third fiscal quarter of 2006, down from 4.13% in the corresponding quarter of 2005.

     Average capital represented 16.6% of average interest-earning assets for the quarter ended June 30, 2006, while it represented 17.5% of average interest-earning assets for the same quarter last year. The decrease in the capital ratio, which reflects an increase in leverage, reflects that our growth in interest-earning assets from the last fiscal year has been greater than our equity growth for the same period. Our ratio of average interest-earning assets to average interest-bearing liabilities was 1.15 times in both 2005 and 2006.

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

     For the three months ended June 30, 2006, we provided $15,000 for loan losses, compared to $30,000 in the same quarter last year. At June 30, 2006 and 2005, the ratio of our loan loss allowance to total loans was 0.88% and 0.87%, respectively. On March 31, 2006, the allowance was $893,000, or 0.89% of total loans, and we determined at the end of the third quarter that the appropriate level for the allowance was $921,000. We had charge-offs during the quarter of $1,000 and recoveries of $14,000, so a $15,000 provision was necessary to reach the desired level for the allowance.

     Our level of non-accruing loans, loans 90 days and still accruing and restructured loans was $403,000, or 0.39% of total loans at June 30, 2006 compared to $402,000, or 0.40% of total loans at March 31, 2006. There was a slight decrease in the ratio of the loan loss allowance to total loans from 0.89% at March 31, 2006 to 0.88% at June 30, 2006.

     Non-interest Income. Our non-interest income was $10,000 higher in the 2006 quarter versus the 2005 quarter. Realized gain on the sale of foreclosed assets accounted for half of that increase.

     Non-interest Expenses. Our non-interest expenses increased by $66,000 from the 2005 fiscal quarter to this year's quarter. This increase was primarily due to increased costs of $49,000 for salaries and employee benefits, of which $37,000 represents an adjustment to accrued compensation expense to reflect an increased estimate of annual employee bonuses, and $19,000 in other non-interest expenses. A timing difference in the payment of membership fees to the AMEX was responsible for $17,000 of the increase as the payment was made in the second quarter of last fiscal year versus the third quarter of this fiscal year.

     A recent pronouncement by the SEC has delayed the Company's required compliance with Section 404 of the Sarbanes-Oxley Act of 2002 to September 30, 2007. Section 404 requires the management of public companies to assess and report on the effectiveness of their internal controls over financial reporting. Based upon information we have received from our independent auditors and the experience of companies who, because of their market capitalization, have been required to comply with Section 404 earlier than we, we anticipate that our internal and external audit and related fees will increase as we put in place the systems, policies and procedures necessary to comply with Section 404. While we cannot quantify the compliance costs at this time, we expect that such costs will materially and permanently increase our non-interest expense.

     In May 2006, the SEC and the Public Company Accounting Oversight Board separately announced a series of steps they intend to take to improve the implementation of the Sarbanes-Oxley Section 404 internal control requirements. The announcements effectively communicate that the SEC will not exempt smaller, public companies from the requirements of Section 404, as was recommended by the SEC's Advisory Committee on Smaller Public Companies.

     The SEC's planned actions include a "short" further postponement of the effective date for implementation of Section 404 for non-accelerated filers. The announcement did not specify a new effective date, but indicated that the additional postponement period would be short and that all filers would be required to comply with the management assessment requirements of Section 404 for fiscal years beginning on or after December 16, 2006. If that date is approved, our required compliance would be delayed to September 30, 2008.

     At June 30, 2006 and 2005 we had thirty-three full-time and one part-time employees.

     Income tax expense. Our income tax expense decreased by $38,000, or 19.4%, from $144,000 for the third quarter of fiscal 2005 to $106,000 for the same quarter of fiscal 2006. The decreased expense was the result of lower income before income tax of $75,000, or 19.2%, from $390,000 for the first nine months last fiscal year to $315,000 for the first nine months of this fiscal year. Our effective tax rate was 33.7% for the three months ended June 30, 2006 compared to 36.9% for the same period in 2005.

Comparison of Results of Operations for the Nine Months Ended June 30, 2006 and 2005.

     General. Our net income for the nine months ended June 30, 2006 was $890,000, an increase of $154,000 from last year's $736,000, or 20.9%. The following operating results combined to produce the increase:

     1. net interest income increased by $64,000 as interest income increased $826,000 and interest expense increased $762,000,

     2.   provision for loan losses decreased by $35,000,

     3. non-interest income improved by $166,000 ($62,000 of which derives from life insurance income related to the death of Director Straw and $48,000 is from realized gains on the sale of foreclosed assets),

     4.   non-interest expenses increased $89,000 and

     5. income taxes increased by $22,000 as a result of the increase in pre-tax income.

     Basic earnings per common share and diluted earnings per common share were $0.40 and $0.39, respectively, for the first nine months of this fiscal year and both were $0.33 for the first nine months of the last fiscal year.

     Interest Income. Interest income increased by $826,000, or 17.57%, from $4,702,000 for the nine months ended June 30, 2005 to $5,528,000 for the nine months ended June 30, 2006. Average interest-earning assets increased $12.7 million, or 12.43%, from $102.2 million for the first nine months of fiscal year 2005 to $114.9 million for the same period this year. The increase was the result of a $15.2 million increase in the average balance of loans from $87.3 million in fiscal 2006 to $102.5 million in fiscal 2006, partially offset by decreases in securities and other investments of $2.5 million from $14.9 million last year to $12.4 million this year.

     The average interest rate we earned on our interest-earning assets was 28 basis points (0.28%) higher in the first nine months this year than last year as the average rate rose from 6.15% last year to 6.43% this year. The average rate earned on loans increased 9 basis points (0.09%) from 6.58% last year to 6.67% this year, while the average rate earned on securities increased by 65 basis points, or 0.65%, from 3.79% last year to 4.44% this year, and the average rate on other short-term investments, primarily FHLB deposits, increased by 280 basis points (2.80%) from 2.28% to 5.08%.

     The increase in the average interest rate earned on loans resulted in an increase of $60,000 in interest income, while the increase in the average balance of loans increased interest income by $757,000, totaling an $817,000 increase in interest income for the loan portfolio.

     For securities and other short-term investments, an increase in interest rates earned resulted in an increase in interest income of $55,000, while a decrease in the average balances decreased interest income by $46,000 resulting in a net increase of $9,000 in interest income.

     Overall, the increases in the average interest rates increased interest income by $115,000, while the increase in the volume of interest-earning assets produced a $711,000 increase in interest income, for a total increase of $826,000 in interest income.

     Interest Expense. Interest expense increased by $762,000 from $1,555,000 for the first nine months of 2005 to $2,317,000 for the first nine months of 2006 as a result of both interest rate increases and an increase in average interest-bearing liabilities. An increase of 76 basis points (0.76%) in the average rate we paid on interest-bearing liabilities from 2.33% in 2005 to 3.09% in 2006 increased interest expense by $458,000, while an increase in the average balance of interest-bearing liabilities of $11.2 million, from $89.2 million at June 30, 2005 to $100.4 million at June 30, 2006, resulted in additional interest expense of $304,000.

     Interest expense increased on NOW and money market accounts, time deposits and borrowings by $21,000, $339,000 and $406,000, respectively, while it decreased $4,000 on savings and club accounts for the nine months ending June 30, 2006 versus the nine months ending June 30, 2005. These changes were comprised of the following components:

     1. the average rate we paid on savings and club accounts decreased by 2 basis points (0.02%) from 1.04% to 1.02%, resulting in a decrease of $4,000 in interest expense, while a decrease of $0.1 million in the average balance of these accounts, from $20.0 million to $19.9 million, resulted in no change in interest expense,

     2. the average rate we paid on NOW and money market accounts increased by 24 basis points (0.24%) from 0.91% to 1.15%, resulting in an increase of $21,000 in interest expense, while an increase of $0.1 million, from $11.7 million to $11.8 million in the average balance of these accounts resulted in no change in interest expense, and

     3. the average interest rate on time deposits increased 106 basis points (1.06%) from 2.62% to 3.68%, resulting in a $256,000 increase in interest expense, while a $3.9 million increase in the average balance of time deposits, from $29.5 million to $33.4 million, increased interest expense by $83,000.

     4. an increase of 79 basis points (0.79%), from 3.54% to 4.33% on the average rate we paid on borrowed funds increased interest expense by $185,000, while an increase of $7.4 million in the average amount of those borrowings, from $28.0 million to $35.4 million, increased interest expense by $221,000 and resulted in a total increase of $406,000.

     Net Interest Income. The net effect of the increases in interest income and interest expense was a $64,000 increase in net interest income from the first nine months of the 2005 fiscal year to the first nine months of the 2006 fiscal year. Our interest rate spread (the difference between the average rate we earn and the average rate we pay) decreased by 48 basis points (0.48%) from 3.82% last year to 3.34% this year. Net interest margin decreased by 38 basis points from 4.12% for the first nine months of fiscal 2005, to 3.74% for the first nine months of fiscal 2006.

     Average capital represented 16.6% of average interest-earning assets for the nine months ended June 30, 2006, while it represented 17.8% of average interest-earning assets for the same period in 2005. Our ratio of average interest-earning assets to average interest-bearing liabilities was 1.15 times in both 2006 and 2005.

     Provision for Loan Losses. Year to date, we had charge-offs of $41,000 and recoveries of $28,000. We provided $65,000 for loan losses for the first nine months of this fiscal year as compared to $100,000 for the first nine months of the past fiscal year. At June 30, 2006 and 2005 the ratio of our loan loss allowance to total loans was 0.88% and 0.87%, respectively. As disclosed in the comparison of financial condition discussion, our level of non-accruing loans, loans 90 days and still accruing and restructured loans was $403,000, or 0.39% of total loans at June 30, 2006 compared to $393,000, or 0.39% of total loans at September 30, 2005. Management feels that these loans are adequately secured and do not require any adjustment to the allowance for loan losses.

     Non-interest Income. Our non-interest income was $166,000 higher for the first nine months of this year versus the same period last year. The increase resulted in most part from $62,000 in death benefit income on life insurance policies, as well as realized gains on the sale of foreclosed assets, which increased by $48,000, realized gains on sales of loans held for sale, which increased by $24,000 from a $17,000 loss last year to a $7,000 gain this year and service charges which increased by $26,000.

     Non-interest Expense. Non-interest expenses increased by $89,000 for the first nine months of fiscal 2006 compared to fiscal 2005. Increases in salaries & benefits, directors fees, occupancy and equipment cost, postage and supplies and professional fees of $28,000, $14,000, $34,000, $17,000 and $7,000 respectively, partially offset by a decrease of $12,000 in data processing costs, accounted for most of the increase.

     Income tax expense. Our income tax expense year-to-date increased by $22,000, or 5.2%, from $425,000 last year to $447,000 this year. The increased expense was the result of higher income before income tax of $176,000, or 15.2%, from $1,161,000 for the first nine months last fiscal year to $1,337,000 for the first nine months of this fiscal year. Our effective tax rate was 33.4% for the nine months ended June 30, 2006 compared to 36.6% for the same period in 2005. The effective rate was reduced in part because the death benefit from life insurance is non-taxable.

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

     In general, we manage our liquidity by maintaining a sufficient level of short-term investments so funds are readily available for investment in loans when needed. During the nine months ended June 30, 2006, we increased our cash and cash equivalents by $1,830,000. We have originated $22.8 million of new loans. However, loans, net, after payments, charge-offs and transfers to foreclosed real estate, increased by $5.3 million over this period.

     Deposits increased by $10.2 million during the nine months ended June 30, 2006. Deposits purchased from the CDARS program accounted for $6.9 million of this increase. In addition to factors within our control, such as our deposit pricing strategies and our marketing efforts, deposit flows are affected by the level of general market interest rates, the availability of alternate investment opportunities, general economic conditions, and other factors outside our control. We decreased our borrowings by $5.2 million during this same period.

     We monitor our liquidity regularly. Excess liquidity is invested in overnight federal funds sold and other short-term investments. If we need additional funds, we can borrow those funds, although the cost of borrowing money is normally higher than the average cost of deposits. As a member of the Federal Home Loan Bank of New York, the Bank can arrange to borrow an additional $18.1 million against our one to four family first mortgage portfolio. Our borrowing potential has increased since our last report for two reasons; 1)we were approved to a 35% of total assets borrowing limit at FHLB and 2)we have replaced some borrowings with brokered deposits. We have used borrowed funds to help us leverage capital we received from our stock sale, but have not needed borrowings to cover liquidity shortfalls. In addition to borrowings, we believe that, if we need to do so, we can attract additional deposits by increasing the rates we offer.

     We measure liquidity on a monthly basis and want to maintain a liquidity ratio of between 5% and 15%. At June 30, 2006, the ratio was 6.04% as compared to 8.10% on June 30, 2005.

Off Balance Sheet Arrangements

     The Company's financial statements do not reflect off-balance sheet arrangements that are made in the normal course of business. These off-balance sheet arrangements consist of unfunded loans.

     We had $3.9 million in outstanding commitments to make loans at June 30, 2006, along with $4.3 million of unused home equity, commercial and overdraft lines of credit. We also have a commitment to sell the $2.2 million guaranteed portion of a USDA guaranteed loan we originated. We are awaiting final USDA approval for the sale. We anticipate that we will have enough liquid funds to meet our current loan commitments, purchase commitments and to fund draws on the lines of credit through the normal turnover of our loan and securities portfolios. At June 30, 2006, we had $31.8 million of time certificates scheduled to mature within one year. We anticipate that we can retain substantially all of those deposits if we need to do so to fund loans and other investments as part of our efforts to grow and leverage our capital.

Capital Resources

     The OTS has minimum capital ratio requirements applying to the Bank, but there are no comparable minimum capital requirements that apply to the Company as a savings and loan holding company. At June 30, 2006, the Bank exceeded all regulatory capital requirements of the OTS applicable to it, with Tier I capital of $19.2 million, or 14.9% of average assets and with total risk-based capital of $20.0 million, or 27.1% of risk-weighted assets. The Bank also had tangible capital of $19.2 million, or 14.9% of average tangible assets. The Bank was classified as "well capitalized" at June 30, 2006 under OTS regulations.

Item 3.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. The term "disclosure controls and procedures" is defined in Rule 13a-14(c) of the Securities Exchange Act of 1934, or (the "Exchange Act"). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2006, and they have concluded as of that date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

(b) Changes in Internal Controls. There were no significant changes to our internal controls or in the other factors that could significantly affect our internal controls during the quarter ended June 30, 2006, including any corrective actions with regard to significant deficiencies and material weakness.


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

                                      Gouverneur Bancorp, Inc.


Date: August 4, 2006                  By: /s/ RICHARD F. BENNETT
                                          --------------------------------------
                                      Richard F. Bennett
                                      President and Chief Executive Officer
                                      (principal executive officer and officer
                                      duly authorized to sign on behalf of the
                                      registrant)

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