Form 10KSB
period 2006-09-30
GOUVERNEUR BANCORP INC
filed 2006-12-19
CIK 1063942

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2006


                        Commission file number 001-14910


                            GOUVERNEUR BANCORP, INC.
           -----------------------------------------------------------
           (Name of small business issuer as specified in its charter)


            UNITED STATES                                   04-3429966
  ---------------------------------                     -------------------
    (State or other jurisdiction                         (I.R.S. Employer
  of incorporation or organization)                     Identification No.)


                   42 Church Street, Gouverneur New York 13642
                   -------------------------------------------
                    (Address of principal executive offices)


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

Gouverneur Bancorp, Inc.'s revenues for the fiscal year ended September 30, 2006 were $8,448,000.

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the final closing price of such stock on December 11, 2006, was approximately $9,767,000. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

As of December 11, 2006, there were 2,297,759 issued and outstanding shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE
Part II of Form 10-KSB-Annual Report to Stockholders for the fiscal year ended September 30, 2006. Part III of Form 10-KSB-Portions of Proxy Statement for 2007 Annual Meeting of Stockholders.

Transitional Small Business Disclosure Format. YES [ ] NO [X]

                                     PART I

Item 1. Description of Business

General

         Gouverneur Bancorp, Inc. ("We" or the "Company") is a corporation organized under the laws of the United States. The Company's assets consist primarily of all the outstanding capital stock of its wholly owned subsidiary, Gouverneur Savings and Loan Association (the "Bank") and its principal business is the ownership of the Bank. At September 30, 2006, Cambray Mutual Holding Company ("Cambray MHC"), the Company's parent mutual holding company, held 1,311,222 shares or 57.2% of the Company's issued and outstanding common stock, and shareholders other than Cambray MHC held 980,862 shares, or 42.8% of the issued and outstanding common stock. The Company is a savings and loan holding company registered with the Office of Thrift Supervision ("OTS") and subject to regulation under federal banking laws and regulation. In this document, references to the Company include the Bank, unless the context denotes otherwise, and references to the "Registrant" refer to the Company.

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

         The Company's revenues come principally from interest on loans and securities. The Company's primary sources of funds are deposits, borrowings from the Federal Home Loan Bank of New York ("FHLB") and proceeds from principal and interest payments on loans and securities. At September 30, 2006, the Company had $130.1 million in assets, $72.5 million in deposits, $35.3 million in borrowings from the FHLB and $19.9 million in total equity, as compared with last year's balances of $122.5 million, $64.0 million, $36.8 million and $18.7 million, respectively. Net loans increased by $8.8 million, or 9.1%, from $96.8 million on September 30, 2005 to $105.6 million on September 30, 2006.

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

         The largest private employers in the market area are a mining company and a paper mill. Two area paper mills remain out of production with no signs of opening. A zinc mining operation did re-open this past year and currently has approximately 180 employees and expects to create another 20 jobs in the near future. This has been extremely good news since the mine is located squarely within the Bank's market area and directly benefits our community's economy. The price of zinc has been rising due to increased demand on the world market. Prices are expected to continue higher since demand exceeds current production.

         Fort Drum, a major military installation, is located at the southern edge of the Company's primary market area. The market area for our Alexandria Bay and Clayton offices is dominated by tourist related businesses along the St. Lawrence River. The two largest resort hotels are year round businesses, while most others are seasonal and service the expanded spring and summer population. Most of the full-time residents are employed in Watertown, NY, the largest city in the Company's three-county market area, with a population of about 30,000, and the county seat for Jefferson County. The New York State Department of Transportation and Jefferson County offices are both located in Watertown and are major employers. There are several small to medium sized manufacturers, including a paper mill in Watertown. Watertown provides the major retail shopping center for the three counties and also attracts shoppers from Canada who enter the United States via the Thousand Islands Bridge and travel approximately 30 miles to Watertown.

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

Competition

         The Company's principal competitors for deposits are other savings and loan associations, savings banks, commercial banks and credit unions in the Company's market area, as well as money market mutual funds, insurance companies and securities and brokerage firms, many of which are substantially larger in size than the Company. The Company's competition for loans comes principally from savings banks, savings and loan associations, commercial banks, mortgage bankers, finance companies and other intuitional lenders, many of whom operate through the internet, as well as traditional retail offices. Direct or indirect competition for loans from nationally recognized secondary market lenders has increased in recent years, having the effect of both reducing the Company's market share and driving down the interest rates it can earn on residential mortgages. The Company's principal methods of competition include loan and deposit pricing, flexible underwriting which permits variation from secondary market underwriting requirements when believed appropriate, maintaining close ties with its local community, advertising and marketing programs, local decision making and personalized services.

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

Lending Activities

         Loan Portfolio Composition. The Company's loans consist primarily of mortgage loans secured by one-to-four family residences. At September 30, 2006, the Company had total loans of $105.7 million, an increase of $8.9 million, or 9.2%, from $96.8 million at September 30, 2005. At fiscal year end $86.4 million, or 81.8%, were one-to-four family residential mortgage loans. The increase was primarily due to the continued growth of our full service office in Alexandria Bay and our lending office in Clayton. Both of these communities border the St. Lawrence River and include up-scale vacation home properties with river frontage, in addition to traditional residential properties.

         We continue to originate mortgages on vacation home properties to buyers who often live and work outside of our geographic area. These loans generally have higher values than inland residences in the region and help to diversify the risk on our portfolio, since those loans are not directly tied to the local economy. However, we have been unable to establish substantial deposit relationships with most of these seasonal home borrowers, and consequently we borrowed funds from the FHLB to support this lending activity. In Clayton, our residential mortgage loan portfolio grew $2.1 million from $12.6 million to $14.7 million, while in Alexandria Bay we increased residential mortgage loans $4.8 million, from $32.4 million to $37.2 million from September 30, 2005 to September 30, 2006. The Bank's main office in Gouverneur increased residential mortgage loans by $0.9 million from $33.6 million to $34.5 million over the same period. Total real estate loans, including commercial mortgages, increased to $93.9 million, or 88.9% of total loans this year from $85.1 million, or 87.9% last year.

         The Company's portfolio of other consumer loans, for the most part auto loans, decreased by $0.1 million from last year's total of $10.5 million to $10.4 million this year, as automobile loans decreased by $0.3 million and other consumer loans increased by $0.2 million. The decrease in automobile loans was mainly due to a poor local automobile market. Consumer loans represent 9.8% of total loans this year versus 10.8% last year. The Company's ratio of net loans to total assets increased from 79.0% at September 30, 2005 to 81.2% at September 30, 2006.

         Since hiring an experienced commercial lending officer in 2004 we have been able to pursue more local commercial lending opportunities and capture more of that business. At September 30, 2006 we had $7.5 million in commercial mortgages and $1.4 million in other commercial loans, as compared to $6.5 million and $1.2 million, respectively, at September 30, 2005. Additionally, we had $1.2 million of United States Department of Agriculture, or USDA loans, which were classified as held for sale at September 30, 2005, and were closed in October 2006 when the sales were completed. During the 2006 fiscal year, we booked $7,000 in gains on those sales. In fiscal 2007, we intend to continue to develop and manage the commercial lending business.

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

                                                                   At September 30,
                      ----------------------------------------------------------------------------------------------------------
                             2006                  2005                  2004                  2003                  2002
                      ------------------    ------------------    ------------------    ------------------    ------------------
                                 Percent               Percent               Percent               Percent               Percent
                                   of                    of                    of                    of                    of
                        Amount    total       Amount    total      Amount     total      Amount     total       Amount    total
                      ---------   ------    ---------   ------    ---------   ------    ---------   ------    ---------   ------
                                                                 (dollars in thousands)
Real estate loans:
 Residential mortgages
  including home
  equities and
  construction
  loans ............. $  86,416    81.77%   $  78,616    81.24%   $  63,580    79.26%   $  48,660    74.98%   $  39,055    71.52%
 Commercial
  mortgages .........     7,512     7.11%       6,472     6.69%       4,108     5.12%       3,624     5.58%       3,951     7.24%
                      ---------   ------    ---------   ------    ---------   ------    ---------   ------    ---------   ------

Total real estate
 loans ..............    93,928    88.88%      85,088    87.93%      67,688    84.38%      52,284    80.56%      43,006    78.76%

Other loans:
Consumer other ......    10,369     9.81%      10,489    10.84%       8,909    11.11%       9,234    14.23%      10,350    18.95%
Commercial other ....     1,382     1.31%       1,188     1.23%       3,618     4.51%       3,378     5.21%       1,248     2.29%
                      ---------   ------    ---------   ------    ---------   ------    ---------   ------    ---------   ------

Total other loans ...    11,751    11.12%      11,677    12.07%      12,527    15.62%      12,612    19.44%      11,598    21.24%
                      ---------   ------    ---------   ------    ---------   ------    ---------   ------    ---------   ------

Total loans .........   105,679   100.00%      96,765   100.00%      80,215   100.00%      64,896   100.00%      54,604   100.00%
                      ---------   ======    ---------   ======    ---------   ======    ---------   ======    ---------   ======

Deferred loan costs
 (fees), Net ........       911                   844                   699                   497                   412
Allowance for loan
 losses .............      (948)                 (869)                 (755)                 (655)                 (671)
                      ---------             ---------             ---------             ---------             ---------

Loans, net .......... $ 105,642             $  96,740             $  80,159             $  64,738             $  54,345
                      =========             =========             =========             =========             =========

                           Residential Mortgage Loans

         Residential - First lien. Approximately 54% of the Company's residential mortgage loan portfolio is first lien, fixed-rate mortgage loans with terms up to 25 years, but predominantly for 15 to 20 years. The Company also offers adjustable-rate mortgage loans. The adjustable-rate residential mortgage portfolio was $35.6 million at year-end, or 41.2% of the Company's $86.4 million in residential mortgage loans, compared to September 30, 2005 when $31.2 million, or 39.7% of the $78.6 million in residential loans were adjustable rate loans. Customer preference has strongly favored fixed rate mortgage loans. We have been able to add more adjustable rate loans with our 5/1 ARM loan in which the rate is fixed for the first five years of the term and thereafter adjusts annually. While we have decided not to compete with the secondary fixed rate mortgage market, we have been able to compete with the adjustable rate market and increase our residential mortgage loan portfolio.

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

         Although fixed-rate mortgage loans may adversely affect the Company's net interest income in periods of rising interest rates, the Company originates such loans to satisfy customer demand. Such loans are generally originated at higher interest rates than those offered on adjustable rate mortgage loans originated. Therefore, during periods of level or declining interest rates, these loans tend to provide higher yields than adjustable loans. Since we hold in our portfolio all of the fixed rate mortgage loans we originate, we price them higher than fixed rate mortgage loans sold in the secondary market. Selling the loans in the secondary market eliminates the interest rate risk and credit risk associated with those loans. We retain those risks and price the loans accordingly. This pricing policy makes the adjustable rate loans more attractive to the customer and has helped to increase the size of that portfolio, as it increased from 39.7% of the residential mortgage portfolio at September 30, 2005 to 41.2% at September 30, 2006. Fixed-rate residential mortgage loans originated by the Company generally include due-on-sale clauses permitting the Company to demand payment in full if the borrower sells the property without the Company's consent. Due-on-sale clauses are an important means of adjusting the rates of the Company's fixed-rate mortgage loan portfolio, and the Company has generally exercised its rights under these clauses.

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

         The Company has enrolled in FHLB's Mortgage Partnership Funding program. This is a secondary market program similar to the Federal Home Loan Mortgage Corporation ("Freddie Mac") and Federal National Mortgage Association ("Fannie Mae") secondary market programs. We are under no obligation to sell existing mortgages, and have not sold any loans to date. However, we do want to position the Company to compete with other lenders in our market area and may use this program to offer longer-term lower rate mortgages and to provide a source of funds to originate additional loans. Management intends to continue to emphasize the origination of mortgage loans secured by one-to-four family residences while at the same time seeking to expand the Company's portfolio of other loan types.

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

         The maximum loan to value ratio, including prior liens, is 80% for junior mortgage loans. At September 30, 2006, the Company had $6.8 million in outstanding advances on home equity lines of credit, $3.6 million of unused home equity lines of credit and $0.1 million in regular amortizing home equity loans, as compared to $7.2 million, $3.2 million and $0.1 million, respectively, at September 30, 2005.

         Construction Loans. The company offers residential single-family construction loans primarily to persons who intend to occupy the property upon completion of construction. The loans automatically convert to regular amortizing loans after construction is complete. Proceeds of the construction loan are advanced in stages as construction is completed. The loans generally provide for a construction period of not more than twelve months during which the borrower pays interest only. In recognition of the risks involved in such loans, the Company carefully monitors the construction through regular inspections. At September 30, 2006, the Company had $3.5 million of outstanding construction loans. Construction loan levels tend to increase during the summer because of the seasonal nature of residential construction, but even during the summer these loans generally do not represent more than 3% of the Company's loan portfolio. Occasionally, the Company makes construction loans for purposes other than the construction of the borrower's residence, when appropriate opportunities arise.

                            Commercial Mortgage Loans

         The Company has been offering commercial mortgage loans to diversify risk and obtain the higher yield normally associated with this type of loan as compared with residential mortgage loans. This portfolio involves greater risk, more complex underwriting and more administration than residential real estate loans.

         The Company offers commercial mortgage loans with loan-to value ratios up to 70%. The Company offers both fixed and adjustable rate commercial mortgage loans, with 71.1% of the Company's commercial mortgage loan balances at September 30, 2006 having fixed interest rates, an increase from last year's 60.3%. However, a number of the loans are five-year balloon mortgages. This results in a weighted average life for the fixed rate portfolio of approximately
8.8 years.

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

         The Company offers auto loans for both new and used cars. The loans have fixed rates with maturities of not more than five and a half years. At September 30, 2006, the Company had $6.8 million of auto loans, 4.2% lower than the level one year earlier. This was mainly due to a poor local automobile market. Principal is repaid quickly on auto loans because the maximum term is 66 months. That makes it necessary to add new loans to maintain portfolio level. Auto loans are offered in amounts up to 100% of the purchase price of the car. The Company evaluates the credit and repayment ability of the borrower as well as the value of the collateral in determining whether to approve a loan.

         Other Consumer Loans. The Company also makes fixed-rate consumer loans either unsecured or secured by savings accounts or other consumer assets. Consumer loans generally have terms not exceeding five years. Other consumer loans, not including automobile loans, totaled $3.5 million at September 30, 2006, up $0.1 million from $3.4 million at September 30, 2005. Other consumer loans generally have higher interest rates than mortgage loans. The shorter terms to maturity are helpful in managing the Company's interest rate risk. Applications for these loans are evaluated based upon the borrower's ability to repay and the value of any collateral.

                             Other Commercial Loans

         The Company offers commercial non-mortgage loans to local businesses for working capital, machinery and equipment purchases, expansion, and other business purposes. These loans generally have higher yields than mortgages loans, and include installment equipment financing with terms that generally do not exceed seven years, short-term working capital loans, and commercial lines of credit with annual reviews. The Company had $1.4 million of such loans on September 30, 2006, compared to $1.2 million on September 30, 2005.

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

         All of the Company's lending is subject to its written, nondiscriminatory underwriting standards and to loan origination procedures prescribed by the Company's Board of Directors. Loan officers have individual authority to make secured and unsecured loans up to amounts set by the Board. Residential loans in excess of $250,000, ($200,000 for non-residential loans), up to $400,000 require loan committee approval. Loans exceeding $400,000 must be approved by the Executive Committee of the Board of Directors.

         Under federal law and applicable OTS regulations, the Bank may not lend more than 15% of the Bank's capital to any one borrower, with additional loans up to 10% of capital being permitted if the additional loans are secured by readily marketable collateral. At September 30, 2006, the Company's largest loan was a commercial mortgage loan located in the Company's market area with a loan balance of $2,400,000. This customer also had the largest loan relationship with the Company, combining all loans to a single borrower or related group of borrowers, at $2,475,000, below the Bank's regulatory loan limit to one borrower of $2.9 million. At September 30, 2006, both loans for this customer were current and performing in accordance with their terms.

         The Company has not purchased loan servicing rights but may engage in such activities in the future.

         The following table shows the contractual maturity of the Company's loan portfolio at September 30, 2006. Loans are shown as due based on their contractual terms to maturity. Adjustable rate loans are shown as maturing when the final loan payment is due without regard to rate adjustments. The table does not show the effects of loan amortization, possible prepayments or enforcement of due-on-sale clauses. Non-performing loans are shown as being due based upon their contractual maturity without regard to acceleration due to default.


                    Residential     Commercial       Consumer       Commercial
                     mortgage        mortgage         other           other           Total
                   ------------    ------------    ------------    ------------    ------------
                                                  (in thousands)
Amount due:
Within 1 year      $      2,852    $        269    $        503    $         87    $      3,711
1 to 2 years                286              18             933              39           1,276
2 to 3 years                445               4           2,186             157           2,792
3 to 5 years              3,013           4,519           6,015             983          14,530
5 to 10 years             9,301           1,684             731              73          11,789
over 10 years            70,519           1,018               1              43          71,581
                   ------------    ------------    ------------    ------------    ------------
   Total loans     $     86,416    $      7,512    $     10,369    $      1,382    $    105,679
                   ============    ============    ============    ============    ============

         The following table shows, as of September 30, 2006, the amount of loans due after September 30, 2007, and whether they have fixed interest rates or adjustable interest rates.

                                       Fixed        Adjustable
                                       Rates           Rates           Total
                                   ------------    ------------    ------------
                                                  (In thousands)

Residential mortgage               $     47,932    $     35,632    $     83,564
Commercial mortgage                       5,342           1,901           7,243
Consumer other                            9,519             347           9,866
Commercial other                          1,118             177           1,295
                                   ------------    ------------    ------------
         Total                     $     63,911    $     38,057    $    101,968
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

         If the Company acquires the mortgaged property at foreclosure sale or accepts a voluntary deed in lieu of foreclosure, the acquired property is then classified as foreclosed real estate. At September 30, 2006, the Company had no foreclosed real estate. The Company seeks to dispose of these properties through real estate brokers. Due to adverse local economic conditions in the residential housing market, the disposition of foreclosed real estate can take six months or more. When real estate is acquired in full or partial satisfaction of a loan, it is initially recorded at the fair value less estimated costs to sell at the date of foreclosure, establishing a new cost basis. Write-downs from the unpaid loan balance to fair value at the time of foreclosure are charged to the allowance for loan losses. Subsequent revenue and expenses from operations and changes in the valuation allowance are charged to other expense. The Company is permitted to finance sales of foreclosed real estate by "loans to facilitate", which may involve a lower down payment or a longer repayment term or other more favorable features than generally would be granted under the Company's underwriting guidelines. At September 30, 2006, the Company had fifteen "loans to facilitate," totaling $386,000, of which two loans totaling $61,000 were not current in accordance with their terms.

         Late notices are sent on all consumer loans when a payment is more than 10 days past due. When an automobile loan becomes 60 days past due, the Company seeks to repossess the collateral. If the default is not cured, then upon repossession the Company sells the automobile as soon as practicable by public notice and auction. The remaining balance of the loan is fully charged off when the loan is 120 days past due. When other types of non-mortgage loans become past due, the Company takes measures to cure defaults through contacts with the borrower and takes appropriate action, depending upon the borrower and the collateral, to obtain repayment of the loan. The Company had one repossessed asset in the amount of $11,000 at September 30, 2006.

         The following table sets forth the Company's loan delinquencies by type, by amount and by percentage of each loan category at September 30, 2006.


                                                                   Loans Delinquent For:
                      ------------------------------------------------------------------------------------------------------------
                                  60-89 Days                         90 Days or More (1)             Total Delinquent Loans
                      ----------------------------------   ----------------------------------   ----------------------------------
                                                                  (Dollars in thousands)
                                                                  ----------------------

                                                Percent                              Percent                              Percent
                                                of loan                              of loan                              of loan
                          No.       Amount      category      No.         Amount     category      No.       Amount       category
                      ---------   ---------    ---------   ---------   ---------    ---------   ---------   ---------    ---------
Residential mortgage         16   $     603         0.70%         11   $     411         0.47%         27   $   1,014         1.17%
Commercial mortgage          --          --         0.00%          1         247         3.29%          1         247         3.29%
Consumer other                4          19         0.18%          7          22         0.21%         11          41         0.39%
Commercial other             --          --         0.00%         --          --         0.00%         --          --         0.00%
                      ---------   ---------                ---------   ---------                ---------   ---------
     Total                   20   $     622         0.59%         19   $     680         0.64%         39   $   1,302         1.23%
                      =========   =========                =========   =========                =========   =========


(1) These loans are included as non-accrual loans in the following table on non-performing assets.

         The following table presents information with respect to the Company's non-performing assets (which generally include loans that are delinquent for 90 days or more, restructured loans and foreclosed real estate) at the dates indicated.


                                                                  At September 30,
                                            --------------------------------------------------------------
                                               2006         2005         2004         2003         2002
                                            ----------   ----------   ----------   ----------   ----------
                                                                 (Dollars in thousands)
Non-accrual loans:
Residential mortgage                        $      183   $      115   $      247   $      198   $      282
Commercial mortgage                                275           --           83           41
                                                                                                       247
Consumer other                                      22            3            5           85           12
Commercial other                                    --           --           --          112           84
                                            ----------   ----------   ----------   ----------   ----------
     Total non-accrual loans                       452          393          252          478          419

Restructured commercial mortgage                    --           --          104          225           --
Restructured commercial other                       --           --           24           --          261
Residential mortgage loans over 90 days
delinquent and still accruing                      228           --           --           --           --
                                            ----------   ----------   ----------   ----------   ----------
     Total non-performing loans                    680          393          380          703          680

Foreclosed real estate                              --           --           53           92           25
Other repossessed assets                            11            6            9           29           46
                                            ----------   ----------   ----------   ----------   ----------

     Total non-performing assets            $      691   $      399   $      442   $      824   $      751
                                            ==========   ==========   ==========   ==========   ==========

Non-performing loans as a percent
of total loans                                    0.64%        0.39%        0.47%        1.08%        1.23%

Non-performing assets as a percent
of total assets                                   0.53%        0.33%        0.42%        0.92%        0.88%

Allowance for loan losses as a percent of
non-performing loans                            139.41%      221.12%      198.68%       93.17%       98.68%

         The Company had six residential mortgage loans totaling $228,000 which were more than 90 days delinquent and accruing interest at September 30, 2006, but no such loans at September 30, 2005, 2004, 2003 or 2002.

         During fiscal 2006, the Bank's non-performing assets increased from $399,000 to $691,000. Non-performing loans increased by $287,000 to $680,000 at September 30, 2006 from $393,000 at September 30, 2005, represented 0.64% of total loans versus 0.39% a year earlier. During fiscal 2006, we incurred no losses associated with the $393,000 of non-performing loans at September 30, 2005. Currently, three of the five residential non-accrual mortgages are in foreclosure proceedings and one paid off in October 2006, while one of the six mortgage loans, in the amount of $102,000, that was over 90 days delinquent and still accruing is now non-accrual.

         Management believes that these non-performing loans are adequately secured by collateral. Further, management is not aware of any factors common to these loans, which caused their non-performance or any developments that suggest an upward trend in delinquencies. Management determined that a $100,000 provision for loan losses was appropriate for 2006 due to the general growth of the loan portfolio and specifically the residential mortgage loan portfolio growth of $7.8 million.

         At September 30, 2006, there were no loans other than those included in the table above with regard to which management had information about possible credit problems of the borrower that caused management to seriously doubt the ability of the borrower to comply with the present loan repayment terms. The Bank's ratio of non-performing assets to total assets was below 1% for the ninth straight year.

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

         The amount of additional interest income that would have been recorded on non-accrual loans had those loans been performing in accordance with their terms was approximately $28,000 for fiscal 2006 and $15,000 for fiscal 2005.

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

         Assets classified as Substandard or Doubtful require the Company to establish prudent valuation allowances. If an asset or portion thereof is classified as Loss, the Company must either establish a specific allowance for loss equal to 100% of the portion of the asset classified Loss or charge off such amount. If the Company does not agree with an examiner's classification of an asset it may appeal this determination. On the basis of management's review of its loans and other assets at September 30, 2006, the Company had $532,000 of assets classified as Substandard and none classified as Doubtful or Loss.

         Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risks inherent in the Company's loan portfolio. The allowance for loan losses is maintained at an amount management considers appropriate to cover loan losses deemed probable by our estimates. The allowance is based upon a number of factors, including asset classifications, economic trends, industry experience and trends, industry and geographic concentrations, estimated collateral values, management's assessment of the credit risk inherent in the portfolio, historical loan loss experience and the Company's underwriting policies. The Company evaluates, on a monthly basis, all loans identified as problem loans, including all non-accrual loans and other loans where management has reason to doubt collection in full in accordance with original payment terms. The Company considers whether the allowance should be adjusted to protect against risks associated with such loans. In addition, the Company applies a percentage, for each category of performing loans not designated as problem loans, to determine an additional component of the allowance to protect against unascertainable risks inherent in any portfolio of performing loans.

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

                                                                  At September 30,
                                            --------------------------------------------------------------
                                               2006         2005         2004         2003         2002
                                            ----------   ----------   ----------   ----------   ----------
                                                               (Dollars in thousands)
Allowance, beginning of period              $      869   $      755   $      655   $      671   $      655
                                            ----------   ----------   ----------   ----------   ----------
Provision for loan losses                          100          140          135           95           85
                                            ----------   ----------   ----------   ----------   ----------
Charge-offs:
   Residential mortgage & home equity                9           15           --           33           47
   Commercial mortgage                              --           --           --           18           --
   Consumer other                                   42           58           63           85           80
   Commercial other                                 --            6           58           52           --
                                            ----------   ----------   ----------   ----------   ----------
      Total charge-offs                             51           79          121          188          127
                                            ----------   ----------   ----------   ----------   ----------
Recoveries:
   Residential mortgage & home equity               15           15            9           16            8
   Commercial mortgage                              --           --           --           --           --
   Consumer other                                   15           38           18           51           50
   Commercial other                                 --           --           59           10           --
      Total recoveries                              30           53           86           77           58
                                            ----------   ----------   ----------   ----------   ----------
Net charge-offs                                     21           26           35          111           69
                                            ----------   ----------   ----------   ----------   ----------

Allowance, end of period                    $      948   $      869   $      755   $      655   $      671
                                            ==========   ==========   ==========   ==========   ==========

Allowance as a percent of total loans             0.90%        0.90%        0.94%        1.01%        1.21%

Ratio of net charge-offs to average
loans outstanding                                 0.02%        0.03%        0.05%        0.19%        0.13%

         The following table analyzes the allocation of the Company's allowance for loan losses to specific loan categories during the periods indicated. In 2006 and 2005 categories were added for commercial mortgages and commercial other loans. For prior years, the amount allocated to consumer other loans included both categories of commercial loans.

                                                                       At September 30,
                                                       -------------------------------------------------
                                                                 2006                      2005
                                                       -----------------------   -----------------------
                                                                      Percent                   Percent
                                                                      of Loans                  of Loans
                                                                      to Total                  to Total
                                                         Amount       Loans        Amount       Loans
                                                       ----------   ----------   ----------   ----------
                                                                    (Dollars in thousands)
Allowance allocated to:
Residential mortgages                                  $      516        81.77%  $      440        81.24%
Commercial mortgages                                          139         7.11%         139         6.69%
Consumer other                                                254         9.81%         252        10.84%
Commercial other                                               39         1.31%          38         1.23%
                                                       ----------   ----------   ----------   ----------
   Total allowance                                     $      948       100.00%  $      869       100.00%
                                                       ==========   ==========   ==========   ==========

                                                           At September 30,
                             ---------------------------------------------------------------------------
                                       2004                      2003                      2002
                             -----------------------   -----------------------   -----------------------
                                           Percent                   Percent                    Percent
                                           of Loans                  of Loans                   of Loans
                                           to Total                  to Total                   to Total
                               Amount      Loans         Amount      Loans         Amount       Loans
                             ----------   ----------   ----------   ----------   ----------   ----------
                                                        (Dollars in thousands)
Allowance allocated to:
Residential mortgages        $      446        84.38%  $      382        80.56%  $      294        78.76%
Commercial mortgages                 --         0.00%          --         0.00%          --         0.00%
Consumer other                      309        15.62%         273        19.44%         377        21.24%
Commercial other                     --         0.00%          --          0.0%          --          0.0%
                             ----------   ----------   ----------   ----------   ----------   ----------
   Total allowance           $      755       100.00%  $      655       100.00%  $      671       100.00%
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

         The Company believes its procedures regarding the assessment of environmental risk are adequate. As of September 30, 2006, the Company was unaware of any environmental issues with respect to any of its mortgage loans that would subject it to any material liability. Hidden or future environmental contamination could adversely affect the values of properties securing loans in the Company's portfolio.

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

         Investment Securities. The Company's investment securities totaled $9.9 million at September 30, 2006, including $9.8 million classified as available-for-sale and $0.1 million classified as held-to maturity. The Company invests primarily in debt securities issued by the United States Government and its agencies ($4.8 million at September 30, 2006) and mortgage-backed securities issued or guaranteed by government-sponsored enterprises ($3.3 million at September 30, 2006). For the past few years, the Company has classified all purchases of securities as available-for-sale in order to maintain flexibility in managing its investments. Investment securities are purchased in order to invest funds that many may be needed to make loans in the future, to provide a source of liquidity if the need for funds arises, to manage interest rate sensitivity, and to take advantage of acceptable after tax yields that are available when purchasing certain tax-exempt municipal securities. The Company purchases only investment grade debt securities and at September 30, 2006, none of its investment securities were in default or otherwise classified.

         The Company invests in mortgage-backed securities to supplement the yields on its loan portfolio and to help satisfy our Qualified Thrift Lender ("QTL") test, as described on page 23 of this report. More than ninety percent of the mortgage-backed securities were issued, and are insured or guaranteed by Fannie Mae, Freddie Mac or the Government National Mortgage Association ("Ginnie Mae"). At September 30, 2006, the Company's mortgage-backed securities portfolio contained $3.2 million classified as available-for-sale and $0.1 million classified as held-to maturity.

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

         At September 30, 2006, the Company had gross unrealized losses of $121,000 on available for sale securities and none on held to maturity securities. In management's opinion, the unrealized losses primarily reflect changes in interest rates subsequent to the acquisition of the securities rather than a deterioration of the issuer's ability to repay the debt, and as such, are considered to be a temporary impairment of the securities.

         Equity Securities. At September 30, 2006, the Company owned, in its available for sale portfolio, corporate equity securities represented by Freddie Mac preferred stock with a fair value of $492,000 and a cost of $7,000.

         At September 30, 2006, the Bank also had $1,773,000 of stock in the FHLB, down from $1,838,000 at September 30, 2005. The stock is redeemable at par. The Bank is required to hold FHLB stock equal to 5% of advances from the FHLB to maintain its membership in the FHLB system. The yield on this stock was 5.35% (annualized) for the year ended September 30, 2006.

         The following table sets forth certain information regarding the carrying values of the Company's available for sale and held to maturity portfolios at the dates indicated.


                                                          At September 30,
                                                 ------------------------------------
                                                    2006         2005         2004
                                                 ----------   ----------   ----------
                                                 Carrying     Carrying      Carrying
                                                   Value        Value        Value
                                                 ----------   ----------   ----------
                                                       (Dollars in thousands)
         Securities Available for Sale:
            U.S. Government and
               federal agency securities         $    4,781   $    4,968   $    6,385
            Mortgage-backed securities                3,241        4,123        5,304
            Municipal securities                      1,268        1,276        1,286
                                                 ----------   ----------   ----------
               Total debt securities                  9,290       10,367       12,975

            Equity securities                           492          503          680
            Mutual funds                                 63          122          142
                                                 ----------   ----------   ----------
               Total available for sale               9,845       10,992       13,797
                                                 ----------   ----------   ----------
         Securities Held to Maturity:
            Mortgage-backed securities                   92          109          251
                                                 ----------   ----------   ----------
               Total held to maturity                    92          109          251
                                                 ----------   ----------   ----------

                  Total Securities               $    9,937   $   11,101   $   14,048
                                                 ==========   ==========   ==========

         The table below sets forth certain information regarding the carrying value, weighted average yields and stated maturity of the Company's securities at September 30, 2006. There were no securities (exclusive of obligations of the U.S. Government and federal agencies) issued by any one entity with the total carrying value in excess of 10% of the Company's shareholders' equity at that date.

                            One year          From one         From five         More than           Total
                           or less (1)     to five years      to ten years       Ten years        securities
                        ---------------   ---------------   ---------------   ---------------   ---------------   ------
                        Carrying   Ave.   Carrying   Ave.   Carrying   Ave.   Carrying   Ave.   Carrying   Ave.    Fair
                         Value    Yield    Value    Yield    Value    Yield    Value    Yield    Value    Yield    Value
                        ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
                                                            (Dollars in thousands)
U.S. Gov't sec          $   --     0.00%  $  998     5.19%  $  976     4.29%  $2,807     4.10%  $4,781     3.92%  $4,781
Mortgage-back sec.(1)        4     5.51%     625     3.69%     503     7.25%   2,201     5.24%   3,333     5.25%   3.334
Municipal sec               --     0.00%     515     4.37%     753     3.63%      --     0.00%   1,268     3.93%   1,268
Other sec.(2)              555     3.21%      --     0.00%      --     0.00%      --     0.00%     555     3.21%     555
                        ------            ------            ------            ------            ------            ------
   Total                $  559     3.23%  $2,138     4.55%  $2,232     4.74%  $5,008     4.60%  $9,937     4.33%  $9,938
                        ======            ======            ======            ======            ======            ======

(1) Mortgage-backed securities are included based upon final maturity date. Actual maturities will differ due to scheduled monthly payments and due to the rights of the borrowers of the underlying loans to prepay their obligations without penalty.

(2)  Includes equity securities and mutual funds, which have no maturity.

Sources of Funds

         General. The Company's primary source of funds is deposits. The Company has incurred borrowings to fund additional loans and investments, and may do so again in the future. In addition, the Company derives funds for loans and investments from loans and security repayments and prepayments and revenues from operations. Scheduled payments on loans and mortgage-backed and investment securities are relatively stable sources of funds, while savings inflows and outflows and loan and mortgage-backed and investment securities prepayments are significantly influenced by general interest rates and money market conditions. In general, the Company expects that it will continue to offer the same types of deposit products but also expects that it will continue to use FHLB advances as a source of funds to fund loan growth and maximize the return on the Company's common stock.

         Deposits. The Company offers several types of deposit programs to its customers, including savings accounts, NOW accounts, money market deposit accounts, checking accounts and certificates of deposit. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. The Company's deposits are obtained predominantly from its primary market area. The Company relies primarily on customer service and long-standing relationships with customers to attract and retain these savings deposits; however, market interest rates and rates offered by competing financial institutions significantly affect the Company's ability to attract and retain savings deposits. The Company began using brokers to obtain deposits during the 2006 fiscal year and, at September 30, 2006, has $4.0 million in brokered deposits. At September 30, 2006, the Company had $72.5 million of deposits, including the brokered deposits.

         We generally price our deposit rates to be competitive with other institutions in our market area. Pricing determinations are made weekly by a committee of officers.

         The following table sets forth the distribution of the Company's deposit accounts at the dates indicated. The interest rates shown for non-time accounts are the rates in effect at September 30, 2006.


                                                                At September 30,
                                  ---------------------------------------------------------------------------
                                            2006                     2005                      2004
                                  -----------------------   -----------------------   -----------------------
                                                Percent                   Percent                   Percent
                                    Amount      of total      Amount      of total      Amount      of total
                                  ----------   ----------   ----------   ----------   ----------   ----------
                                                            (Dollars in thousands)
Non-time accounts:
   Savings and club accounts
   (1.05%)                        $   19,342        26.69%  $   19,101        29.86%  $   20,038        32.53%
   NOW and money market
      accounts (0.49 - 3.49%)         11,966        16.52%      11,956        18.69%      10,710        17.39%
   Non-interest bearing
      Demand accounts                  3,493         4.82%       2,043         3.19%       1,327         2.15%
                                  ----------   ----------   ----------   ----------   ----------   ----------
        Total non-time deposits       34,801        48.03%      33,100        51.74%      32,075        52.07%
                                  ----------   ----------   ----------   ----------   ----------   ----------
Time accounts:
   1.00 - 1.99%                           --         0.00%       2,786         4.36%      11,037        17.92%
   2.00 - 2.99%                        1,249         1.73%       9,903        15.48%      10,158        16.49%
   3.00 - 3.99%                       12,583        17.36%      12,777        19.98%       3,622         5.88%
   4.00 - 4.99%                       16,350        22.56%       5,398         8.44%       4,441         7.21%
   5.00 - 5.99%                        7,480        10.32%          --         0.00%         265         0.43%
                                  ----------   ----------   ----------   ----------   ----------   ----------
      Total time deposits             37,662        51.97%      30,864        48.26%      29,523        47.93%
                                  ----------   ----------   ----------   ----------   ----------   ----------

Total deposits                    $   72,463       100.00%  $   63,964       100.00%  $   61,598       100.00%
                                  ==========   ==========   ==========   ==========   ==========   ==========

         At September 30, 2006, the Company had $6,818,000 in certificates of deposit with balances of $100,000 or more ("jumbo deposits"), representing 9.41% of all deposits.

         The following table sets forth the amount of certificates of deposit in denominations of $100,000 at September 30, 2006, and the remaining period to maturity of such deposits.

                                                     Amount Due (in thousands)
                                                   In            In
                                               More Than    More Than       In
                                  In 3 Months  3 up to 6    6 up to 12   More Than
                                    Or Less      Months       Months     12 Months      Total
                                  ----------   ----------   ----------   ----------   ----------
                                  $    1,996   $      351   $    3,210   $    1,261   $    6,818
                                  ----------   ----------   ----------   ----------   ----------

         Brokered deposits. During fiscal 2006, we began using brokered deposits as another source of funding our loan growth since deposit growth has not been sufficient by itself and ended the year with $4.0 million, representing 5.52% of total deposits, in brokered deposits with an average cost of 5.42%. Pricing on these deposits is similar in cost to the costs of borrowed funds, which is currently higher than the cost of retail deposits.

         Borrowings. During fiscal 2006, we reduced borrowings by $1.5 million. All outstanding borrowings are from the FHLB and generally have terms of one to ten years with the entire principal balance repayable at the earlier of call date or maturity. The average balance of FHLB outstanding borrowings payable during 2006 was $34.8 million and the weighted average cost was 4.43%. The highest balance outstanding during the year was $38.8 million and the balance at September 30, 2006 was $35.3 million. In 2005, the average balance of loans payable to the FHLB was $29.5 million at a weighted average cost of 3.63%. The highest outstanding balance during the 2005 fiscal year was $36.8 million and the balance at September 30, 2005 was $36.8 million.

Subsidiary Activities

         The Company is permitted to own subsidiaries for certain limited purposes, as permitted under OTS regulations. The Company has no subsidiaries except for the Bank.

Personnel

         At September 30, 2006, the Company had thirty-three full-time and one part-time employee, as compared to thirty-three full-time and no part-time employees on September 30, 2005. A collective bargaining unit does not represent employees, and the Company considers its relationship with its employees to be good.

Regulation

General

         The Bank is a federal savings association subject to extensive regulation, examination, and supervision by the OTS, as its primary federal regulator and by the FDIC as its deposit insurer. The Bank's deposit accounts are insured up to applicable limits by the Deposit Insurance Fund of the FDIC, and the Bank is a member of the FHLB. The OTS regulates the Company and Cambray MHC as savings and loan holding companies. The following discussion is not, and does not purport to be, a complete description of the laws and regulation applicable to the Company and the Bank. Any change in such laws or regulations by the OTS, the FDIC or congress could materially adversely affect the Company and the Bank.

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

         Loans to One Borrower. Under the HOLA, federal savings associations are subject to the limits applicable to national banks on loans to a single borrower or a related group of borrowers. The Bank generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. Up to an additional 10% of unimpaired capital and surplus can be lent if the additional amount is fully secured by readily marketable collateral. At September 30, 2006, the Bank's regulatory limit on loans to one borrower was in excess of $2.9 million. At that date, the Bank's largest aggregate of loans to one borrower was $2,475,000.

         QTL Test. The HOLA requires the Bank to meet a Qualified Thrift Lender, or QTL test. Under the QTL test the Bank must maintain at least 65% of its assets, after certain adjustments, in various types of loans made for residential and housing purposes, related investments, education, small business and credit card loans, and consumer loans and certain other loan and investments. The Bank satisfies the QTL test and the Bank anticipates that it will continue to satisfy the test in the future. If the Bank fails to satisfy the QTL test it will have to either restrict its activities or convert to a commercial bank charter.

         Capital Requirements. OTS regulations require that the Bank maintain tangible capital equal to 1.5% of total assets as adjusted under the OTS regulations, core capital equal to 3% of such adjusted total assets and total capital (core capital plus supplementary capital) equal to 8% of risk-weighted assets. The Bank's capital ratios at September 30, 2006 all substantially exceeded OTS minimum capital requirements.

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

         Prompt Corrective Regulatory Action. Under the OTS prompt corrective action regulations, savings associations are categorized as well-capitalized, adequately capitalized, undercapitalized, or critically undercapitalized. The OTS may, and in some cases must, take supervisory action against undercapitalized savings associations. At September 30, 2006, the Bank met the criteria for being considered well-capitalized.

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

         Federal Home Loan Bank System. The Bank is a member of the FHLB and uses it as a source for borrowing funds. The Company must own stock in the FHLB at least equal to the greater of 1% of the principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year or 5% of its advances from the FHLB. At September 30, 2006, we had $1,773,000 of capital stock of the FHLB, which satisfied this requirement, and we had FHLB borrowings totaling $35.3 million.

Holding Company Regulation

         General Powers. The Company is a unitary savings and loan holding company within the meaning of the HOLA. As such, the Company is registered with the OTS and is subject to OTS regulation, examination, supervision and reporting requirements. The OTS has enforcement authority over the Company and any non-savings institution subsidiaries it may form or acquire. Among other things, this authority permits the OTS to restrict or prohibit activities that it determines may pose a serious risk to the Bank. As a unitary savings and loan holding company, the Company is not restricted as to the types of business activities in which it may engage, provided that the Bank continues to meet the QTL test. Upon any non-supervisory acquisition by the Company of another savings association or savings bank, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would be limited primarily to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the OTS, and activities authorized by OTS regulation.

         Waivers of dividends by the Mutual Holding Company. Cambray MHC owns 57.2% of the issued and outstanding common stock of the Company. If Cambray MHC decides to waive its share of any dividend that the Bank is paying to its shareholders, Cambray MHC must notify the OTS. The OTS reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to any such waiver if: (i) the mutual holding company board of directors determines that such waiver is consistent with such directors' fiduciary duties to the mutual holding company's members, (ii) for as long as the savings association subsidiary is controlled by the mutual holding company, the dollar amount of dividends waived by the mutual holding company are considered as a restriction to the retained earnings of the savings association, which restriction, if material, is disclosed in the public financial statements of the savings association as a note to the financial statements; (iii) the amount of any dividend waived by the mutual holding company is available for declaration as a dividend solely to the mutual holding company, and, in accordance with SFAS 5, where the savings association determines that the payment of such dividend to the mutual holding company is probable, an appropriate dollar amount is recorded as a liability. Cambray MHC has elected to waive the dividends totaling $1,508,000 as of September 30, 2006.

         Conversion of the Mutual Holding Company to Stock Form. OTS regulations permit the Mutual Holding Company to convert from the mutual to the capital stock form of organization. The Board of Directors has no current intention or plans for such a transaction. In general, if such a transaction is undertaken, a new company would be formed to replace the Company and 57.2% of its stock would be offered to the depositors of the Bank and to the public. The other current stockholders of the Company would be entitled to receive 42.8% of the stock of the new company in exchange for the stock of the Company.

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

Recently Enacted Laws and Regulations

Deposit Insurance Reform Legislation

         On February 8, 2006, the President signed The Federal Deposit Insurance Reform Act of 2005 (the Reform Act) into law. The Reform Act, as supplemented by The Federal Deposit Insurance Reform Conforming Amendments Act of 2005, which the President signed into law on February 15, 2006, amends the Federal Deposit Insurance Act to effect several deposit insurance reforms. The Reform Act: (i) merges the Bank Insurance Fund (BIF) and the Savings Association Insurance Fund
(SAIF) into a new fund, the Deposit Insurance Fund (DIF), effective March 31, 2006; (ii) increases the coverage limit for retirement accounts to $250,000 and indexes the coverage limit for retirement accounts to inflation, as with the general deposit insurance coverage limit, effective April 1, 2006; (iii) gives the FDIC greater flexibility to set the Designated Reserve Ratio (DRR); (iv) grants the FDIC Board the discretion to price deposit insurance according to risk for all insured institutions regardless of the level of the DRR; and (v) grants a one-time initial assessment credit to recognize institutions' past contributions to the fund. The FDIC has enacted amendments to its regulations effective as of October 12, 2006, which implement the Reform Act. The Company does not anticipate that the Reform Act will effect its deposit insurance premium assessment presently, although it may in the future.

Executive Officer and Director Compensation Disclosure

         The SEC has adopted amendments to its regulations, effective November 7, 2006, that substantially change the disclosure requirements for executive and director compensation, related person transactions, director independence and related governance matters, and security ownership of officers and directors, for companies subject to the periodic and beneficial ownership informational reporting rules under the Exchange Act. The executive and director compensation disclosure rules require small business filers such as the Company, to provide expanded tabular and accompanying narrative disclosure of compensation paid to the Chief Executive Officer and the two most highly paid executive officers other than the Chief Executive Officer, outstanding option and restricted stock awards to these individuals at year-end, and compensation paid to directors. The Company will be required to comply with these rules in its Proxy Statement and report on Form 10-KSB for its fiscal year ending September 30, 2007.

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

Item 4. Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended September 30, 2006.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

         Information contained under the caption "Common Stock" in the 2006 Annual Report to Stockholders included as Exhibit 13 hereto is herein incorporated by this reference.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Information contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2006 Annual Report to Stockholders included as Exhibit 13 hereto is herein incorporated by this reference.

Item 7. Financial Statements

         The following information appearing in the 2006 Annual Report to Stockholders included as Exhibit 13 hereto is herein incorporated by this reference.

         Report of Independent Registered Public Accounting Firm
         Consolidated Statements of Financial Condition as of September 30, 2006 and 2005.
         Consolidated Statements of Income for the Years Ended September 30, 2006 and 2005.
         Consolidated Statements of Shareholders' Equity for the Years Ended September 30, 2006 and 2005.
         Consolidated Statements of Cash Flows for the Years Ended September 30, 2006 and 2005.
         Notes to Consolidated Financial Statements

         With the exception of the information expressly incorporated herein by reference, the Company's Annual Report to Stockholders for the year ended September 30, 2006, is not deemed filed as part of this Annual Report on Form 10-KSB.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure:

         None

Item 8A. Control and Procedures

         (a) Evaluation of Disclosure Controls and Procedures. The term "disclosure controls and procedures" is defined in Rule 13a - 14(c) of the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2006, and they have concluded that as of that date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

         (b) Changes in Internal Controls. There were no significant changes to our internal controls or other factors that could significantly affect our internal controls during the quarter ended September 30, 2006, including any corrective actions with regard to significantly deficiencies and material weaknesses.

Item 8B. Other Information

         None

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors

         Information contained under the caption "The Election of Directors (introduction);" "The Election of Directors - The Board of Directors and Nominees;" "The Election of Directors - Nominees;" "The Election of Directors - Continuing Directors;" and "The Election of Directors - Meetings of the Board of Directors and Certain Committees" in the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on February 12, 2007, to be filed with the Commission within 120 days after the end of the fiscal year covered by this report is incorporated herein by this reference.

Executive Officers

         Information contained under the caption "The Election of Directors - Continuing Directors;" and "The Election of Directors - Executive Officers Who Are Not Directors" in the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on February 12, 2007, to be filed with the Commission within 120 days after the end of the fiscal year covered by this report, is incorporated herein by this reference.

Compliance with Section 16(a)

         To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended September 30, 2006, all
Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners were complied with.

Code of Ethics

         The Company had adopted a Code of Ethics for adherence by its chief executive officer, chief financial officer and treasurer to promote honest and ethical conduct; full, fair and proper disclosure of financial information in the Company's periodic reports; and compliance with applicable laws, rules, and regulations. The text of the Company's Code of Ethics was previously filed as an exhibit and is posted and available on the Bank's website (http://www.gouverneurbank.com), under the link `Investor Relations', and is incorporated by reference herein.

         We will provide to any person without charge, upon request, a copy of our Code of Ethics. Any such request should be directed to our Corporate Secretary, Gouverneur Bancorp, Inc., 42 Church Street, Gouverneur, New York 13642.

Item 10. Executive Compensation

         Information contained under the caption "Compensation" in the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on February 12, 2007, to be filed with the Commission within 120 days after the end of the fiscal year covered by this report, is incorporated herein by this reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

         Information contained under the caption "Principal Owners of Our Common Stock" in the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on February 12, 2007, to be filed with the Commission within 120 days after the end of the fiscal year covered by this report is incorporated herein by this reference.

Item 12. Certain Relationships and Related Transactions

         Information contained under the caption "Compensation - Transactions With Directors and Officers" in the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on February 12, 2007, to be filed with the Commission within 120 days after the end of the fiscal year covered by this report, is incorporated herein by this reference.

Item 13. Exhibits

         See Index to Exhibits.

Item 14. Principal Accountant Fees and Services

         Information contained under the caption "Independent Auditors' Fees - Audit Fees"; "Independent Auditors' Fees - Audit-Related Fees"; "Independent Auditors' Fees - Tax Fees"; and "Independent Auditors' Fees - All other Fees" in the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on February 12, 2007, to be filed with the Commission within 120 days after the end of the fiscal year covered by this report, is incorporated herein by this reference.

Information contained under the caption "Report of the Audit Committee - Pre-Approval Policies and Procedures" in the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on February 12, 2007, to be filed with the Commission within 120 days after the end of the fiscal year covered by this report, is incorporated herein by this reference.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                       Gouverneur Bancorp, Inc.

Date:  December 19, 2006               By: /s/ RICHARD F. BENNETT
                                           -------------------------------------
                                           Richard F. Bennett, President
                                           (Duly authorized representative)

In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:

December 19, 2006                          /s/ FRANK LANGEVIN
                                           -------------------------------------
                                           Frank Langevin, Chairman of the Board


December 19, 2006                          /s/ RICHARD F. BENNETT
                                           -------------------------------------
                                           Richard F. Bennett, President,
                                           Chief Executive Officer and Director


December 19, 2006                          /s/ ROBERT J. TWYMAN
                                           -------------------------------------
                                           Robert J. Twyman, Vice President and
                                           Chief Financial Officer, principal
                                           financial and accounting officer


December 19, 2006                          /s/ CHARLES VANVLEET
                                           -------------------------------------
                                           Charles VanVleet, Sr. Vice President
                                           and Secretary


December 19, 2006                          /s/ RICHARD JONES
                                           -------------------------------------
                                           Richard Jones, Director


December 19, 2006                          /s/ ROBERT LEADER
                                           -------------------------------------
                                           Robert Leader, Director


December 19, 2006                          /s/ TIMOTHY MONROE
                                           -------------------------------------
                                           Timothy Monroe, Director


December 19,2006                           /s/ F. TOBY MORROW
                                           -------------------------------------
                                           F. Toby Morrow, Director


December 19, 2006                          /s/ JOSEPH PISTOLESI
                                           -------------------------------------
                                           Joseph Pistolesi, Director

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

   13                  2006 Annual Report to Stockholders

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