Form 10QSB
period 2006-12-31
GOUVERNEUR BANCORP INC
filed 2007-02-09
CIK 1063942

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________ to ___________________


                        Commission file number 001-14910


                            GOUVERNEUR BANCORP, INC.
        (Exact name of small business issuer as specified in its charter)


           United States                                04-3429966
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

                                Yes [X]   No [ ]


Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]


                                                  Outstanding at
          Class                                   February 6, 2007
-----------------------------                     ----------------
Common Stock, par value $ .01                        2,299,459


Transitional Small Business Disclosure Format (check one):

                                Yes [ ]   No [X]

                            GOUVERNEUR BANCORP, INC.
                                   FORM 10-QSB
                                TABLE OF CONTENTS

PART 1 - FINANCIAL INFORMATION                                              Page
------------------------------                                              ----

Item 1.  Financial Statements - Unaudited

         Consolidated Statements of Financial Condition at December 31,
         2006 and at September 30, 2006                                       3

         Consolidated Statements of Income for the three months ended
         December 31, 2006 and 2005                                           4

         Consolidated Statements of Changes in Shareholders' Equity for
         three months ended December 31, 2006 and 2005                        5

         Consolidated Statements of Cash Flows for the three months
         ended December 31, 2006 and 2005                                     7

         Notes to Consolidated Financial Statements                           8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.                                          13

Item 3.  Controls and Procedures                                             22

PART II - OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings                                                   23

Item 6.  Exhibits                                                            23


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                     GOUVERNEUR BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                  (In thousands, except share data) (Unaudited)
                                                                               December 31,     September 30
                                                                                   2006             2006
                                                                               -------------    -------------
Assets:
Cash and due from banks                                                        $       1,918    $       2,308
Interest-bearing deposits in bank                                                      1,344              162
                                                                               -------------    -------------
                           Total cash and cash equivalents                             3,262            2,470

Securities available-for-sale                                                          9,358            9,845
Securities held-to-maturity (fair value of $89 at December 31,
   2006 and $93 at September 30, 2006)                                                    89               92

Loans held for sale                                                                    2,147            2,160

Loans, net of deferred fees                                                          108,296          106,590
Less allowance for loan losses                                                          (931)            (948)
                                                                               -------------    -------------
                         Loans, net                                                  107,365          105,642

Investment in Federal Home Loan Bank stock, at cost                                    1,796            1,773
Investment in life insurance                                                           3,665            3,631
Bank premises and equipment, net                                                       2,677            2,225
Accrued interest receivable and other assets                                           1,854            2,237
                                                                               -------------    -------------
                         Total assets                                          $     132,213    $     130,075
                                                                               =============    =============

Liabilities:
Deposits: Non interest-bearing demand                                          $       3,248    $       3,493
          NOW and money market                                                        12,500           11,966
          Savings                                                                     18,568           19,342
          Time                                                                        39,103           37,662
                                                                               -------------    -------------
                         Total deposits                                               73,419           72,463

Advances from Federal Home Loan Bank                                                  35,750           35,250
Accrued interest payable and other liabilities                                         2,892            2,507
                                                                               -------------    -------------
                         Total liabilities                                           112,061          110,220
                                                                               -------------    -------------

Shareholders' Equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized; none issued                 --               --
Common stock, $.01 par value, 9,000,000 shares authorized; 2,384,040 shares
issued                                                                                    24               24
Additional paid-in capital                                                             4,871            4,847
Retained earnings                                                                     15,614           15,398
Treasury stock, at cost, December, 86,281 shares; September, 91,956 shares              (437)            (466)
Accumulated other comprehensive income                                                   246              234
Unearned common stock held by MRP                                                        (41)             (44)
Unallocated common stock held by ESOP                                                   (125)            (138)
                                                                               -------------    -------------
                         Total shareholders' equity                                   20,152           19,855
                                                                               -------------    -------------
                         Total liabilities and shareholders' equity            $     132,213    $     130,075
                                                                               =============    =============

See accompanying notes to the consolidated financial statements.


                     GOUVERNEUR BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                (In thousands, except per share data) (Unaudited)

                                                                     Three Months Ended
                                                                         December 31,
                                                                ----------------------------
                                                                    2006            2005
                                                                ------------    ------------
Interest income:
     Loans                                                      $      1,853    $      1,681
     Securities - taxable                                                120             126
                - non-taxable                                             12              12
     Other short-term investments                                          9               4
                                                                ------------    ------------
                  Total interest income                                1,994           1,823
                                                                ------------    ------------
Interest expense:
     Deposits                                                            518             343
     Borrowings - short-term                                             139             197
     Borrowings - long-term                                              290             187
                                                                ------------    ------------
                  Total interest expense                                 947             727
                                                                ------------    ------------

                  Net interest income                                  1,047           1,096
Provision for loan losses                                                 15              25
                                                                ------------    ------------
                  Net interest income after provision for
                   loan losses                                         1,032           1,071
                                                                ------------    ------------
Non-interest income
     Service charges
                                                                          52              64
     Net realized gains on sales of loans
                                                                          --               7
     Earnings on investment in life insurance                             34              31
     Income on foreclosed assets, net                                     --              32
     Other                                                                63              43
                                                                ------------    ------------
                  Total non-interest income                              149             177
                                                                ------------    ------------

Non-interest expenses
     Salaries and employee benefits                                      454             408
     Directors fees                                                       52              43
     Occupancy and Equipment                                             100             105
     Data processing                                                      31              30
     Postage and supplies                                                 35              30
     Professional fees                                                    59              61
     Expense on foreclosed assets, net                                     3              --
     Other                                                               117             114
                                                                ------------    ------------
                  Total non-interest expenses                            851             791
                                                                ------------    ------------

                  Income before income tax expense                       330             457

Income tax expense                                                       114             162
                                                                ------------    ------------
                  Net income                                    $        216    $        295
                                                                ============    ============

Earnings per common share - basic                               $       0.10    $       0.13
Earnings per common share - diluted                             $       0.09    $       0.13

See accompanying notes to the consolidated financial statements.


                     GOUVERNEUR BANCORP, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                      Three months ended December 31, 2006
                  (In thousands, except share data) (Unaudited)

                                                                                   Accumulated    Unearned    Unearned
                                             Additional                               Other        common      common
                                 Common       Paid-In     Retained     Treasury   Comprehensive  stock held  stock held
                                 Stock        Capital     Earnings       Stock        Income       By MRP      by ESOP      Total
                               ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Balance at
September 30, 2006             $       24   $    4,847   $   15,398   $     (466)  $      234   $      (44)  $     (138)  $   19,855
                                                                                                                          ----------
Comprehensive Income:
 Net Income                                                     216                                                              216
 Change in net unrealized
  gain on Securities
  available for sale, net
  of taxes                                                                                 12                                     12
                                                                                                                          ----------
  Total comprehensive income                                                                                                     228
                                                                                                                          ----------

Allocation of ESOP shares,
 2,482 shares                                       19                                                               13           32
Amortization of stock options                        2                                                                             2
Amortization of MRP                                  5                                                   3                         8
Exercise of stock options
 5,675 shares                                       (2)                       29                                                  27
                               ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Balance at December 31, 2006   $       24   $    4,871   $   15,614   $     (437)  $      246   $      (41)  $     (125)  $   20,152
                               ==========   ==========   ==========   ==========   ==========   ==========   ==========   ==========


                     GOUVERNEUR BANCORP, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                      Three months ended December 31, 2005
                  (In thousands, except share data) (Unaudited)

                                                                                   Accumulated    Unearned    Unearned
                                             Additional                               Other        common      common
                                 Common       Paid-In     Retained     Treasury   Comprehensive  stock held  stock held
                                 Stock        Capital     Earnings       Stock        Income       By MRP      by ESOP      Total
                               ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Balance at
September 30, 2005             $       24   $    4,739   $   14,392   $     (499)  $      272   $      (67)  $     (186)  $   18,675
                                                                                                                          ----------

Comprehensive Income:
 Net Income                                                     295                                                              295
 Change in net unrealized
  gain on Securities
  available for sale, net
  of taxes                                                                                 15                                     15
                                                                                                                          ----------
   Total comprehensive income                                                                                                    310
                                                                                                                          ----------

Allocation of ESOP shares
 (2,303 shares)                                     15                                                               11           26

Amortization of MRP                                  6                                                   4                        10
Exercise of stock options
 (2,250 shares)                                                               11                                                  11
                               ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Balance at December 31, 2005   $       24   $    4,760   $   14,687   $     (488)  $      287   $      (63)  $     (175)  $   19,032
                               ==========   ==========   ==========   ==========   ==========   ==========   ==========   ==========


                                                                                   Three Months Ended
                                                                                       December 31,
                                                                               ----------------------------
                                                                                   2006            2005
                                                                               ------------    ------------
 Cash flows from operating activities:
   Net Income                                                                  $        216    $        295
   Adjustments to reconcile net income to net cash provided by operating activities:
         Provision for loan losses                                                       15              25
         Net amortization of deferred fees on loans                                      32              36
         Net amortization of securities premiums and discounts                           --               4
         Depreciation                                                                    24              28
         Net realized gains on sale of loans                                             --              (7)
         Proceeds from sale of loans held for sale                                       --           1,232
         Earnings on investment in life insurance                                       (34)            (31)
         Stock-based compensation expense                                                42              36
         Net realized gain on sales of foreclosed assets                                 --             (32)
         (Increase) decrease in accrued interest receivable and other assets            498              (8)
         Increase in accrued interest payable and other liabilities                     378             203
                                                                               ------------    ------------
                    Net cash provided by operating activities                         1,171           1,781
                                                                               ------------    ------------

Cash flows from investing activities:
   Securities available for sale:
         Proceeds from maturities and principal reductions                              511             473
         Purchases                                                                       (5)             (6)
   Securities held to maturity - proceeds from maturities                                 3               5
   Proceeds from sales of foreclosed assets                                              20               3
   (Purchases) redemptions of Federal Home Loan Bank stock                              (23)             33
   Net increase in loans                                                             (1,892)         (3,010)
   Additions to premises and equipment                                                 (476)            (43)
                                                                               ------------    ------------
                    Net cash used in investing activities                            (1,862)         (2,545)
                                                                               ------------    ------------

Cash flows from financing activities:
   Net increase in deposits                                                             956             401
   Net proceeds (repayments) from FHLB advances                                         500            (250)
   Exercise of stock options                                                             27              11
                                                                               ------------    ------------
                    Net cash provided by financing activities                         1,483             162
                                                                               ------------    ------------

Net increase (decrease) in cash and cash equivalents                                    792            (602)
Cash and cash equivalents at beginning of period                                      2,470           2,666
                                                                               ------------    ------------

Cash and cash equivalents at end of period                                     $      3,262    $      2,064
                                                                               ============    ============

Non-cash investing activities:
   Foreclosed assets received in settlement of loans                           $        135    $         14
Cash paid during the period for:
   Interest                                                                             910             729
   Income taxes paid                                                                     14              --

See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.       Basis of Presentation
         ---------------------

         The accompanying unaudited consolidated financial statements include the accounts of Gouverneur Bancorp, Inc. (the "Company") and Gouverneur Savings and Loan Association (the "Bank"), the wholly owned and only subsidiary of the Company, as of December 31, 2006 and September 30, 2006 and for the three-month periods ended December 31, 2006 and 2005. All material intercompany accounts and transactions have been eliminated in this consolidation. These statements were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with instructions for Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all information or footnotes necessary for a complete presentation of financial statements in conformity with GAAP.

         In the opinion of management, all adjustments, consisting of only normal recurring adjustments or accruals, which are necessary for a fair presentation of the consolidated financial statements have been made at and for the three-month periods ended December 31, 2006 and 2005. The results of operations for the three-month period ended December 31, 2006 are not necessarily indicative of the results which may be expected for an entire fiscal year or other interim periods.

         The data in the consolidated statements of condition for September 30, 2006 was derived from the Company's Annual Report on Form 10-KSB. That data, along with the interim financial information presented in the consolidated statements of financial condition, income, shareholders' equity and cash flows should be read in conjunction with the 2006 consolidated financial statements, including the notes thereto included in the Company's 2006 Annual Report on Form 10-KSB.

2.       Earnings Per Common Share
         -------------------------

         Basic earnings per share is calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period. Unallocated shares held by the Company's Employee Stock Ownership Plan ("ESOP") are not included in the weighted average number of shares outstanding. Unearned shares held by the Company's Management Recognition Plan ("MRP") are not included in the weighted average number of shares outstanding. Diluted earnings per share reflects additional common shares that would have been outstanding assuming the issuance of unearned MRP shares and the exercise of common stock options, as well as any adjustment to income that would result.


         Basic and diluted earnings per common share for the three-month periods ended December 31, 2006 and 2005 were computed as follows:

                      (In thousands, except per share data)

                                                                   Three Months Ended
                                                                       December 31,
                                                                -------------------------
                                                                   2006           2005
                                                                ----------     ----------
         Basic earnings per common share:
         Net income                                             $      216     $      295
         Weighted average common shares outstanding                  2,262          2,237
         Basic earnings per common share                        $     0.10     $     0.13

         Diluted earnings per common share:
         Net income                                             $      216     $      295
                                                                ----------     ----------
         Weighted average common shares outstanding                  2,262          2,237
         Additional potentially dilutive securities
            (equivalent in common stock)
               Common Stock options and unearned MRP shares             30             28
                                                                ----------     ----------
         Diluted weighted average common shares outstanding          2,292          2,265
                                                                ----------     ----------
         Diluted earnings per common share                      $     0.09     $     0.13

3.       Comprehensive Income

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

         A summary of the unrealized gains (losses) and reclassification adjustments of securities available for sale and the related tax effects for the three-month periods ended December 31, 2006 and 2005 is as follows:

                                                                   Three Months Ended
                                                                       December 31,
                                                               -------------------------
                                                                   2006           2005
                                                                ----------     ----------
                                                                     (In thousands)
         Unrealized holding gains arising
           during the period                                    $       19     $       25

         Reclassification adjustment for gains and losses
           realized in net income during period                         --             --
                                                                ----------     ----------
                                                                        19             25
         Tax effect                                                     (7)           (10)
                                                                ----------     ----------
         Other comprehensive income, net of tax                 $       12     $       15
                                                                ==========     ==========

4.       Stock Option and Management Recognition Plans
         ---------------------------------------------

         The Company has a Stock Option Plan ("SOP") and an MRP for directors, officers and key employees. Both plans are described in Note 12 to the Company's Consolidated Financial Statements included in its Annual Report on Form 10-KSB, for the fiscal year ended September 30, 2006. Through September 30, 2006, the Company accounted for its SOP using the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB No. 25") and related interpretations. Under APB No. 25, generally, when the exercise price of the Company's stock options equaled the market price of the underlying stock on the date of the grant, no compensation expense was recognized. The Company adopted SFAS No. 123R, using the modified-prospective transition method, beginning on October 1, 2006 and, therefore, began to expense the fair value of all options over their remaining vesting periods to the extent the options were not fully vested as of the adoption date and began to expense the fair value of all stock options granted subsequent to September 30, 2006, over their requisite service periods.

         SFAS 123R also requires the benefits of realized tax deductions in excess of previously recognized tax benefits on stock-based compensation expense to be reported as a financing cash flow (none for the three months ended December 31, 2006) rather than an operating cash flow, as previously required. In accordance with Staff Accounting Bulletin ("SAB") No. 107, the Company classified share-based compensation within non-interest expenses to correspond with the same line item as the cash compensation paid to employees and directors.

         Both employee and non-employee director options generally vest over a five-year service period. Compensation expense recognized for all options grants is net of estimated forfeitures and is recognized over the awards' respective requisite service periods. The fair values of all option grants were estimated using the Black-Scholes option pricing model. We recognize compensation expense for the fair values of these awards, which have graded vesting, on a straight-line basis over the requisite service period of the awards. No options were granted in the three-month periods ending December 31, 2005 or 2006.

         The Company awarded 1,700 shares of stock under the MRP during the quarter ended December 31, 2006. The aggregate expense for these shares, which have a five-year vesting period, is expected to be approximately $13,000 and will be expensed ratably over the vesting period. During the three months ended December 31, 2006, the Company recorded $10,000 of share-based compensation expense, which was comprised of stock option expense of $2,000 and $8,000 for MRP shares. The Company estimates it will record share-based compensation expense of approximately $39,000 in fiscal 2007.

         The following table illustrates the impact of share-based compensation on net income and earnings per share:

                                                                             Three Months Ended
                                                                              December 31, 2006
                                                                          -------------------------
                                                                                          Impact of
                                                                                         Share-Based
                                                                              As         Compensation
         (In thousands, except per share data)                             Reported        Expense
         -------------------------------------                            ----------     ----------
         Net income                                                       $      216     $        6

         Earnings per share:
             Basic                                                        $     0.10     $     0.00
             Diluted                                                      $     0.09     $     0.00


         A summary of the Company's stock option activity and related information for its stock option plan for the three months ended
         December 31, 2006, was as follows:

                                                                           Weighted
                                                            Weighted        Average       Aggregate
                                                            Average        Remaining      Intrinsic
                                                            Exercise      Contractual       Value
                                             Options         Price           Term          (000's)
                                            ----------     ----------     ----------     ----------
         Outstanding at September 30, 2006      49,625     $     5.62
               Exercised                        (5,675)          4.79
                                            ----------     ----------

         Outstanding at December 31, 2006       43,950     $     5.73      3.4 years     $      298
                                            ==========     ==========     ==========     ==========

         Exercisable at December 31, 2006       41,950     $     5.56      3.4 years     $      291
                                            ==========     ==========     ==========     ==========

         At both December 31 and September 30, 2006, there were 2,000 non-vested options having a weighted average fair value of $3.36 per option.
         Expected future expenses for these options total approximately $2,000, all of which will be expensed within the next four months.

         A summary of the status of the Company's MRP shares as of December 31, 2006 and changes during the three months ended December 31, 2006, is presented below:

                                                                                          Weighted
                                                                          Restricted       Average
                                                                            Shares       Grant Date
                                                                            (000's)      Fair Value
                                                                          ----------     ----------
         Non-vested at September 30, 2006                                      9,920     $    12.33
               Granted                                                         1,700          12.50
               Vested                                                             --             --
                                                                          ----------     ----------

         Non-vested at December 31, 2006                                      11,620     $    12.36
                                                                          ==========     ==========

         Expected future compensation expense relating to the non-vested MRP shares at December 31, 2006 is $128,000 and will be expensed over a weighted average period of 3.6 years.

         For purposes of pro forma disclosures, the estimated fair value of the stock options and MRP shares were amortized to expense over their assumed vesting periods. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to all stock-related compensation:



                                                                        Three Months Ended
                                                                           December 31,
         (In thousands, except per share data)                                 2005
         -------------------------------------                            --------------
         Net income, as reported                                          $          295

         Total stock-based compensation expense determined
            under fair value method for all awards, net of taxes                      (8)
         Reclassification adjustment for gains realized in
         Amounts included in determination of net income,
            net of taxes                                                               6
                                                                          --------------
         Pro forma net income                                             $          293
                                                                          ==============
         Earnings per share:
             Basic - as reported                                          $         0.13
             Basic - pro forma                                                      0.13
             Diluted - as reported                                        $         0.13

             Diluted - pro forma                                                    0.13

5.       Commitments and Contingencies
         -----------------------------

         Outstanding letters of credit written are conditional commitments issued by the Bank to guarantee the performance by a customer to a third party. The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments. The Bank had six standby letters of credit totaling $63,000 as of December 31, 2006.

         The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Bank requires collateral and personal guarantees supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral in the event of a default, and the enforcement of personal guarantees would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees.

6.       Dividend Restrictions
         ---------------------

         Cambray Mutual Holding Company ("Cambray MHC"), the Company's parent mutual holding company, held 1,311,222 shares, or 57.1%, of the Company's issued and outstanding common stock, and shareholders other than Cambray MHC held 986,537 shares or 42.9% of such stock at December 31, 2006. Cambray MHC has filed a notice with the Office of Thrift Supervision ("OTS") to waive its right to receive cash dividends during the 2007 calendar year.

         Cambray MHC waived receipt of several past dividends paid by the Company. The dividends waived are considered a restriction on the retained earnings of the Company. As of December 31, 2006 and September 30, 2006, the aggregate retained earnings restricted for cash dividends waived was $1,508,000.

7.       Recently Issued Accounting Standards
         ------------------------------------

         In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements," which defines fair value, establishes a framework for measuring fair value under U.S. GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. We are currently evaluating the potential impact, if any, of the adoption of FASB Statement No. 157 on our consolidated financial position, results of operations and cash flows.

         On September 29, 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans," which amends SFAS Nos. 87 and 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS Nos. 87 and 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date - the date at which the benefit obligation and plan assets are measured - is required to be the Company's fiscal year end. SFAS 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The Company is currently analyzing the effects of SFAS 158 but does not expect its implementation will have a significant impact on the Company's consolidated financial conditions or results of operations.

         In September 2006, the FASB issued FASB Staff Position AUG AIR-l, "Accounting for Planned Major Maintenance Activities," which is effective for fiscal years beginning after December 15, 2006. This position statement eliminates the accrue-in-advance method of accounting for planned major maintenance activities. We do not expect this pronouncement to have a significant impact on the determination or reporting of our financial results.

         On September 13, 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulleting ("SAB") No. 108. SAB No. 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB No. 108, companies might evaluate the materiality of financial-statement misstatements using either the income statement or balance approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company's balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB No. 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. The Company has analyzed SAB 108 and determined that upon adoption it will have no impact on the Company's consolidated financial conditions or results of operations.

         In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes
         - an interpretation of FASB Statement No. 109" (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that companies recognize in their financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our financial statements.

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

o        Fluctuations in loan demand and deposit flows;

o Changes in market interest rates or changes in the speed at which market interest rates change;

o Changes in laws and regulations affecting us, including changes in accounting standards and legal compliance requirements;

o        Changes in competition, including non-bank investments; and

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

         The Bank has been and continues to be a community oriented financial institution offering a variety of financial services. The Bank attracts deposits from the general public and uses those deposits together with funds borrowed from the Federal Home Loan Bank of New York ("FHLB"), to make loans and other investments. Most of the loans are one to four family residential mortgages made to residents in the Bank's primary market area, which includes southern St. Lawrence and northern Jefferson and Lewis counties in New York State. The Bank's deposit accounts are insured by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation ("FDIC"), and the Bank is subject to regulation by the FDIC and the OTS.

Critical Accounting Policies

         Note 2 to the consolidated financial statements of the Company (included in item 7 of the Annual Report on Form 10-KSB of the Company for the year ended September 30, 2006) lists significant accounting policies used in the development and presentation of its financial statements. This discussion and analysis, the significant accounting policies, and other financial statement disclosures identify and address key variables and other qualitative and quantitative factors that are necessary for an understanding and evaluation of the Company's results of operations. The following accounting policy is the one identified by management to be critical to the results of operations:

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


                                                                        For the three months Ended December 31,
                                                      ---------------------------------------------------------------------------
                                                                      2006                                   2005
                                                      ------------------------------------   ------------------------------------
                                                                                (Dollars in thousands)

                                                        Average                   Yield/       Average                   Yield/
                                                        Balance     Interest      Cost (6)     Balance     Interest      Cost (6)
                                                      ----------   ----------   ----------   ----------   ----------   ----------
Loans, net (1)                                        $  108,687   $    1,853         6.76%  $  101,148   $    1,681         6.59%
Securities (2)                                            11,117          132         4.71%      12,289          138         4.46%
Other short-term investments                                 711            9         5.02%         413            4         3.84%
                                                      ----------   ----------                ----------   ----------
   Total interest-earning assets                         120,515        1,994         6.56%     113,850        1,823         6.35%
                                                                   ----------                             ----------
Non-interest-earning assets                                9,823                                  8,507
                                                      ----------                             ----------
   Total assets                                       $  130,338                             $  122,357
                                                      ==========                             ==========



Savings and club accounts (3)                         $   19,254   $       50         1.03%  $   19,770   $       50         1.00%
Time certificates                                         38,367          430         4.45%      30,900          259         3.33%
NOW and money market accounts                             12,078           38         1.25%      11,981           34         1.13%
Borrowings                                                35,421          429         4.81%      36,676          384         4.15%
                                                      ----------   ----------                ----------   ----------
   Total interest-bearing liabilities                    105,120          947         3.57%      99,327          727         2.90%
                                                                   ----------                             ----------
Non-interest-bearing liabilities                           5,205                                  4,189
                                                      ----------                             ----------
   Total liabilities                                     110,325                                103,516
Shareholders' equity                                      20,013                                 18,841
                                                      ----------                             ----------
   Total liabilities and
      shareholders' equity                            $  130,338                             $  122,357
                                                      ==========                             ==========

Net interest income/spread (4)                                     $    1,047         2.99%               $    1,096         3.45%
                                                                   ==========   ==========                ==========   ==========

Net earning assets/net interest margin (5)            $   15,395                      3.45%  $   14,523                      3.82%
                                                      ==========                ==========   ==========                ==========

Ratio of average interest-earning
   assets to average interest-bearing liabilities          1.15x                                  1.15x
                                                      ==========                             ==========

Notes appear on following page

(1) Shown net of the allowance for loan losses. Average loan balances include non-accrual loans and loans held for sale. Interest is recognized on non-accrual loans only as and when received.
(2) Securities are included at amortized cost, with net unrealized gains or losses on securities available for sale included as a component of non-earning assets. Securities include FHLB stock.
(3) Include advance payments by borrowers for taxes and insurance (mortgage escrow deposits).
(4) The spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(5) The net interest margin, also known as the net yield on average interest-earning assets, represents net interest income as a percentage of average interest-earning assets.
(6)  Yields are not computed on a tax equivalent basis.

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

                                        For the three months ended December 31,
                                                    2006 vs. 2005
                                         ------------------------------------
                                             Increase (Decrease) Due To:
                                         ------------------------------------
                                           Volume        Rate        Total
                                         ----------   ----------   ----------
                                                 (Dollars in thousands)
Interest-earning assets:

 Loans                                   $      128   $       44   $      172
 Securities                                     (14)           8           (6)
 Other short-term investments                     4            1            5
                                         ----------   ----------   ----------
   Total interest-earning assets                118           53          171
                                         ----------   ----------   ----------

Interest-bearing liabilities:

 Savings and club accounts                       (1)           1           --
 Time certificates                               71          100          171
 NOW and money market accounts                   --            4            4
 Borrowings                                     (14)          59           45
                                         ----------   ----------   ----------
  Total interest-bearing liabilities             56          164          220
                                         ----------   ----------   ----------

Net change in net interest income        $       62   $     (111)  $      (49)
                                         ==========   ==========   ==========

Comparison of Financial Condition at December 31, 2006 and September 30, 2006.

         During the three months from September 30, 2006 through December 31, 2006, total assets increased $2.1 million, or 1.6%, from $130.1 million to $132.2 million. Net loans increased by $1.8 million, or 1.7%, from $105.6 million to $107.4 million. This increase resulted mainly from growth of $2.4 million in residential real estate loans. One commercial real estate loan in the amount of $2.4 million carries a 90% guarantee, or $2.1 million, from the United States Department of Agriculture, ("USDA"). The guaranteed portion is classified as held for sale on the consolidated statements of financial condition at December 31, 2006, and will be sold in the secondary market upon receiving final USDA approval.

         Borrowed funds from FHLB, consisting of advances and securities repurchase obligations, were $35,750,000 on December 31, 2006 and $35,250,000 on September 30, 2006.

         Deposits increased $956,000, or 1.3%, during the quarter from $72.5 million to $73.4 million, due to an increase of $1.5 million in time deposits, which resulted from a $1.6 million increase in brokered deposits

         Shareholders' equity rose by $297,000 during the first quarter of the fiscal year as a result of net income of $216,000, Employee Stock Ownership Plan shares earned of $32,000, proceeds of $27,000 due to the exercise of stock options, amortization of stock option expense of $2,000, amortization of Management Recognition Plan ("MRP") shares of $8,000 and a $12,000 increase in unrealized gains on securities available-for-sale. Treasury stock was used to supply the 5,675 shares needed for the exercise of vested stock options.

         Non-performing assets increased from $691,000 on September 30, 2006 to $946,000 at December 31, 2006, while the ratio of non-performing assets to total assets increased from 0.53% to 0.72% over the same period. Non-performing loans increased from $680,000, or 0.64% of total loans at September 30, 2006 to $821,000, or 0.76% at December 31, 2006. A summary of the Company's non-performing assets and related ratios follows:


         Non-performing assets                   December 31,    September 30,
                                                     2006            2006
                                                 ------------    ------------
         Non-accrual loans
         Residential mortgages
             and home equity loans               $        549    $        183
         Commercial mortgages                             247             275
         Consumer other                                    25              22
         Commercial other                                  --              --
                                                 ------------    ------------
             Total non-accrual loans                      821             452

         Residential mortgage loans over 90
           days delinquent and still accruing              --             228
                                                 ------------    ------------
             Total non-performing loans                   821             680

         Foreclosed real estate                           106              --
         Other repossessed assets                          19              11
                                                 ------------    ------------
           Total non-performing assets           $        946    $        691
                                                 ============    ============
         Non-performing loans as a
              percent of total loans                     0.76%           0.64%

         Non-performing assets as a
              percent of total assets                    0.72%           0.53%

         Five of six non-accrual residential mortgages are currently in foreclosure proceedings, with one of the foreclosed loans in bankruptcy proceedings. One loan in foreclosure in the amount of $248,000 is related to the death of the borrower.

         A commercial mortgage loan in the amount of $247,000 is in foreclosure proceedings.

         The Company had no loans more than 90 days delinquent and still accruing at December 31, 2006.

         Management feels that the increase in non-performing residential mortgages may be in part related to higher energy costs precipitated by the more than tripling of oil prices on the world market in the past two years. These increases for both heating fuel and gasoline are impacting all residents and especially those on limited incomes. We suspect there also has been an increase in delinquencies related to energy prices. Management believes that the non-performing loans are adequately secured by collateral. Further, management is not aware of any other factors common to these loans, which caused their non-performance. Accordingly, while we will continue to monitor asset quality, management has determined that the allowance for loan losses is appropriate at this time.

Comparison of Results of Operations for the Three Months Ended December 31, 2006 and 2005.

         General. Our net income for the three months ended December 31, 2006 was $216,000, a decrease of $79,000, or 26.8%, over our net income of $295,000 for the same period last year. The decrease in net income was the result of the following factors:

         1. our net interest income decreased by $49,000, as interest income increased $171,000 and interest expense increased by $220,000,

         2. non-interest income decreased by $28,000 from last year's period principally due to $32,000 of income on foreclosed assets last year as compared with none this year,

         3. the provision for loan losses decreased by $10,000 for the first quarter of this fiscal year versus last fiscal year,

         4. non-interest expenses increased $60,000 from last year to this year principally due to increases in salaries and employee benefits expense and directors' fees of $46,000 and $9,000, respectively, and

         5.       a decrease of $48,000 in income taxes.

         Basic and diluted earnings per share were $0.10 and $0.09, respectively, for this year's quarter and $0.13 for both measures in last year's quarter.

         Interest Income. An analysis of the information shown previously in the Average Balances, Interest Rates and Yields table and in the Rate Volume Analysis of Net interest Income table follows:

         1. Results for the three months ended December 31, 2006 show that interest income increased by $171,000, or 9.4%, from $1,823,000 for the three months ended December 31, 2005 to $1,994,000. Interest income increased $118,000 due to an increase in the average balance of interest-earning assets, from $113.9 million to $120.5 million, while interest income increased $53,000 due to an increase in the average rate earned on interest-earning assets from 6.35% to 6.56%.

         2. Interest income on loans increased $172,000, or 10.2%, for the first three months of fiscal 2007, as compared to the first three months of fiscal 2006. Growth of the average balance of loans accounted for an increase in interest income of $128,000, while an increase in the average rate on loans increased interest income $44,000.

         3. Interest income on securities and other short-term investments decreased by $1,000 from $142,000 for the three months ended December 31, 2005 to $141,000 for the three months ended December 31, 2006. A decrease in the average balance of securities and other short-term investments decreased interest income by $10,000, while an increase in the average interest rate on securities and other short-term investments increased interest income by $9,000.

         Interest Expense. An analysis of the information shown previously in the Average Balances, Interest Rates and Yields table and in the Rate Volume Analysis of Net interest Income table follows:

         1. Interest expense increased by $220,000, or 30.3%, from $727,000 for the first quarter of fiscal 2006 to $947,000 for the first quarter of fiscal 2007. Interest expense increased $56,000 due to an increase in the average balance of interest-bearing liabilities, mainly time certificates including broker CDs, which increased from $99.3 million last year to $105.1 million this year. Over the same time frame, interest expense increased by $164,000 due to an increase in the average rate paid on interest-bearing liabilities from 2.90% to 3.57%.

         2. The average balance of time certificates increased $7.5 million, from $30.9 million for the quarter ended December 31, 2006 to $38.4 million for the quarter ended December 31, 2006 resulting in an increase of $71,000 in interest expense. Most of the increase in CDs was in brokered CDs which increased from none at December 31, 2005 to $5.6 million at December 31, 2006. Over the same period, the average balance of borrowings decreased by $1.3 million, from $36.7 million to $35.4 million resulting in a decrease in interest expense of $14,000. Increases in the average interest rate paid on time certificates, NOW and money market accounts, and borrowings increased interest expense $100,000, $4,000 and $59,000, respectively.

         Net Interest Income. Net interest income decreased by $49,000, or 4.5%, in the first three months of fiscal 2007 versus the first three months of fiscal 2006. The decrease in net interest income represents the difference between the $171,000 increase in interest income and the $220,000 increase in interest expense. The Average Balances, Interest Rates and Yields table shows that spread continues to decrease even though the Federal Reserve has paused from raising interest rates. We will continue to see this compression in spread as time deposits and borrowings mature and price to the current yield curve which has shifted upward as compared to the yield curve when the liabilities originated. The average interest rate on interest-earning assets increased by 21 basis points, while the average interest rate on interest-bearing liabilities increased by 67 basis points, thereby reducing spread by 46 basis points.

         The Rate Volume Analysis of Net Interest Income table shows that the reduction of interest spread by 0.46% decreased net interest income by $49,000. The current interest rate environment is characterized by an inverted yield curve, meaning that the interest rates at the short end of the curve, from overnight investments to one-year maturities, are higher than rates on maturities from one to ten years. In this environment, loan arbitrage opportunities, in which we match borrowings against mortgage loans are no longer as attractive as those we created in prior periods which continue to produce income even though the spread has narrowed. We have therefore decided not to pursue loan arbitrage until funding costs stabilize and margins begin expanding, and instead, will invest available funds in liquid assets, mainly our investment portfolio.

         Average shareholders' equity represented 16.6% of average interest-earning assets for the quarter ended December 31, 2006, while it represented 16.5% of average interest-earning assets for the same quarter last year. Our ratio of average interest-earning assets to average interest-bearing liabilities was 1.15 times in the first quarters of both fiscal 2007 and 2006.

         Provision for Loan Losses. The provision for loan losses results from our analysis of the adequacy of the allowance for loan losses. If we believe that the allowance should be higher or lower, then we adjust it, with a charge or credit to provision for loan losses, which is an expense on our income statement. In determining the appropriate provision for loan losses, management considers the level of and trend in non-performing loans, the level of and trend in net loan charge-offs, the dollar amount and mix of the loan portfolio, as well as general economic conditions and real estate trends in the Company's market area, which can impact the inherent risk of loss in the Company's portfolio. Furthermore, the OTS may disagree with our judgments regarding the risks in our loan portfolio and could require us to increase the allowance in the future.

         For the three months ended December 31, 2006, we provided $15,000 for loan losses, compared to $25,000 in the same quarter last year. At December 31, 2006, the ratio of our loan allowance to total loans was 0.87% as compared to 0.86% on December 31, 2005. On September 30, 2006 the allowance was $948,000, or 0.90% of total loans, and we determined at the end of the quarter that the appropriate level for the allowance was $931,000. We had charge-offs during the quarter of $35,000 and recoveries of $3,000, so a $15,000 provision was necessary to reach the desired level for the allowance. Our level of non-accruing loans, loans 90 days delinquent and still accruing and restructured loans was $821,000, or 0.76% of total loans, at December 31, 2006 as compared to $616,000, or 0.62% of total loans, at December 31, 2005.

         Non-interest Income. Our non-interest income was $28,000 lower in the first quarter of fiscal 2007 as compared to the same quarter in fiscal 2006. As stated earlier, we had $32,000 of income on foreclosed assets last year and none this year.

         Non-interest Expense. Non-interest expense increased by $60,000 from the quarter ended December 31, 2005 to the quarter ended December 31, 2006. Over that period, salaries and employee benefits and directors' fees increased by $46,000 and $9,000, respectively. The costs of health insurance increased by $26,000 over last year's quarter. However, $20,000 of that amount represents a savings we had in last year `s quarter when a change in the health insurance coverage allowed us to eliminate the self-insurance portion liability. Director fees increased by $14,000 due to an increase in the value of the deferred directors fees plan assets, but were reduced by $5,000 due in part to having one less director in this year's quarter.

         At December 31, 2006, we had thirty-two full-time and three part-time employees, compared to thirty-three full time and one part-time employees at the end of December 2005.

         Income tax expense. Our income tax expense decreased by $48,000, or 29.6%, comparing the first quarter of fiscal 2007 to the same quarter of fiscal 2006. The decreased expense was the result of lower income before taxes of $127,000 over the same period, a decrease of 27.8%.

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

         In general, we manage our liquidity by maintaining a sufficient level of short-term investments so funds are readily available for investment in loans when needed. During the three months ended December 31, 2006, we increased our cash and cash equivalents by $792,000.

         Deposits increased by $956,000 during the quarter ended December 31, 2006. In addition to factors within our control, such as our deposit pricing strategies and our marketing efforts, deposit flows are affected by the level of general market interest rates, the availability of alternate investment opportunities, general economic conditions, and other factors outside our control. We reduced borrowings from FHLB by $500,000 during the quarter ended December 31, 2006, but increased brokered CDs by $1,590,000.

         We monitor our liquidity regularly. Excess liquidity is invested in overnight federal funds sold and other short-term investments. If we need additional funds, we can borrow those funds, although the cost of borrowing money is normally higher than the average cost of deposits. As a member of the FHLB, the Bank can arrange to borrow an additional $16.1 million against our one to four family mortgage portfolio. We have used borrowed funds to help us leverage capital and grow the Bank, but have not needed borrowings to cover liquidity shortfalls. In addition to borrowings, we believe that, if we need to do so, we can attract additional deposits by increasing the rates we offer.

         We measure liquidity on a monthly basis and want to maintain a liquidity ratio of between 5% and 15%. At December 31, 2006, the ratio is 4.8%. We will continue to monitor liquidity.

Off Balance Sheet Arrangements

         The Company's financial statements do not reflect off-balance sheet arrangements that are made in the normal course of business. These off-balance sheet arrangements consist of unfounded loans.

         We had $2.7 million in outstanding commitments to make loans at December 31, 2006, along with $4.3 million of unused home equity, commercial and overdraft lines of credit. We also have a commitment to sell the $2.1 million guaranteed portion of a USDA guaranteed loan we originated. We are awaiting USDA approval for the sale. We anticipate that we will have enough funds to meet our current loan commitments and to fund draws on the lines of credit through the normal turnover of our loan and securities portfolios. At December 31, 2006, we had $32.3 million of time certificates scheduled to mature within one year including brokered CDs. We anticipate that we can retain substantially all of those deposits if we need to do so to fund loans and other investments as part of our efforts to grow and leverage our capital.

Capital Resources

         The OTS has minimum capital ratio requirements applying to the Bank, but there are no comparable minimum capital requirements that apply to us as a savings and loan holding company. At December 31, 2006, the Bank exceeded all regulatory capital requirements of the OTS applicable to it, with Tier I capital of $19.6 million, or 14.9% of average assets and with total risk-based capital of $20.5 million, or 26.7% of risk-weighted assets. The Bank also had tangible capital of $19.6 million, or 14.9% of average tangible assets. The Bank was classified as "well capitalized" at December 31, 2006 under OTS regulations.

Item 3.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. The term "disclosure controls and procedures" is defined in Rule 13a-14(c) of the Securities Exchange Act of 1934, or (the "Exchange Act"). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2006, and they have concluded that as of that date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

(b) Changes in Internal Controls. There were no significant changes to our internal controls or in other factors that could significantly affect our internal controls during the quarter ended December 31, 2006, including any corrective actions with regard to significant deficiencies and material weaknesses.

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


                                  Gouverneur Bancorp, Inc.


Date: February 9, 2007            By: /s/ RICHARD F. BENNETT
                                      ------------------------------------------
                                      Richard F. Bennett
                                      President and Chief Executive Officer
                                      (principal executive officer and officer
                                      duly authorized to sign on behalf of the
                                      registrant)


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