Form 10QSB
period 2007-03-31
GOUVERNEUR BANCORP INC
filed 2007-05-11
CIK 1063942

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2007

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

                                Yes [X]   No [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

                                                       Outstanding at
             Class                                       May 5, 2007
  -----------------------------                          -----------
  Common Stock, par value $ .01                           2,300,059

Transitional Small Business Disclosure Format (check one):

                               Yes [ ] No   [X]

                            GOUVERNEUR BANCORP, INC.
                                   FORM 10-QSB
                                TABLE OF CONTENTS


PART 1 - FINANCIAL INFORMATION                                             Page
-------------------------------------------------------------------------------

Item 1.   Financial Statements - Unaudited

          Consolidated Statements of Financial Condition at
          March 31, 2007 and September 30, 2006                               3

          Consolidated Statements of Income for the three and
          six months ended March 31, 2007 and 2006                            4

          Consolidated Statements of Shareholders' Equity for the
          six months ended March 31, 2007 and 2006                            5

          Consolidated Statements of Cash Flows for the six months ended
          March 31, 2007 and 2006                                             7

          Notes to Consolidated Financial Statements                          8

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations.                                             14

Item 3.   Controls and Procedures                                            25

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                  25

Item 4.   Submission of Matters to a Vote of Security Holders                26

Item 6.   Exhibits                                                           26

SIGNATURES                                                                   27

EXHIBITS                                                                     28


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                     GOUVERNEUR BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
           (In thousands, except share and per share data) (Unaudited)

                                                                                            March 31,       September 30,
                                                                                              2007              2006
                                                                                         --------------    --------------
Assets:
Cash and due from banks                                                                  $        1,849    $        2,308
Interest-bearing deposits in bank                                                                 1,829               162
                                                                                         --------------    --------------
                         Total cash and cash equivalents                                          3,678             2,470

Securities available-for-sale                                                                     9,205             9,845
Securities held-to-maturity (fair value 2007: $87: 2006: $93)                                        86                92

Loans, held for sale                                                                              2,133             2,160

Loans receivable, net of allowance for loan losses 2007: $921: 2006: $948                       106,954           105,642

Investment in Federal Home Loan Bank stock, at cost                                               1,791             1,773
Investment in life insurance                                                                      3,703             3,631
Premises and equipment, net                                                                       3,105             2,225
Accrued interest receivable and other assets                                                      1,813             2,237
                                                                                         --------------    --------------
                         Total assets                                                    $      132,468    $      130,075
                                                                                         ==============    ==============
Liabilities:
Deposits:   Non-interest-bearing demand                                                  $        3,924    $        3,493
            NOW and money market                                                                 12,330            11,966
            Savings                                                                              18,733            19,342
            Time                                                                                 39,409            37,662
                                                                                         --------------    --------------
                         Total deposits                                                          74,396            72,463

Advances from the Federal Home Loan Bank of New York                                             35,650            35,250
Other liabilities                                                                                 2,226             2,507
                                                                                         --------------    --------------
                         Total liabilities                                                      112,272           110,220
                                                                                         --------------    --------------

Shareholders' Equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized; none issued                            --                --
Common stock, $.01 par value, 9,000,000 shares authorized; 2,384,040 shares issued                   24                24
Additional paid-in capital                                                                        4,861             4,847
Retained earnings                                                                                15,639            15,398
Treasury stock, at cost, 2007: 85,481 shares: 2006: 91,956 shares                                  (433)             (466)
Accumulated other comprehensive income                                                              217               234
Unearned common stock held by Management Recognition Plan                                            --               (44)
Unallocated common stock held by Employee Stock Ownership Plan                                     (112)             (138)
                                                                                         --------------    --------------
                         Total shareholders' equity                                              20,196            19,855
                                                                                         --------------    --------------
                         Total liabilities and shareholders' equity                      $      132,468    $      130,075
                                                                                         ==============    ==============

See accompanying notes to consolidated financial statements.


                     GOUVERNEUR BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                (In thousands, except per share data) (Unaudited)

                                                                       Three Months Ended          Six Months Ended
                                                                            March 31,                  March 31,
                                                                     -----------------------   -----------------------
                                                                        2007         2006         2007         2006
                                                                     ----------   ----------   ----------   ----------
Interest income:
---------------
     Loans                                                           $    1,878   $    1,694   $    3,731   $    3,375
     Securities - taxable                                                   113          116          233          242
                  non-taxable                                                13           13           25           25
     Other short-term investments                                            16            5           25            9
                                                                     ----------   ----------   ----------   ----------
           Total interest income                                          2,020        1,828        4,014        3,651
                                                                     ----------   ----------   ----------   ----------
Interest expense:
----------------
     Deposits                                                               532          361        1,050          704
     Borrowings - short term                                                132          155          271          352
     Borrowings - long term                                                 297          244          587          431
                                                                     ----------   ----------   ----------   ----------
           Total interest expense                                           961          760        1,908        1,487
                                                                     ----------   ----------   ----------   ----------

           Net interest income                                            1,059        1,068        2,106        2,164
     Provision for loan losses                                               --           25           15           50
                                                                     ----------   ----------   ----------   ----------
           Net interest income after provision for loan losses            1,059        1,043        2,091        2,114
                                                                     ----------   ----------   ----------   ----------
Non-interest income:
-------------------
     Service charges                                                         55           50          107          114
     Realized gain on sales of securities - AFS                              --           98           --           98
     Realized gain on sales of loans held for sale                           --           --           --            7
     Life insurance death benefit                                            --           62           --           62
     Earnings on investment in life insurance                                38           36           72           67
     Realized gain on foreclosed assets, net                                 20           20           17           52
     Other                                                                   47           56          110           99
                                                                     ----------   ----------   ----------   ----------
           Total non-interest income                                        160          322          306          499
                                                                     ----------   ----------   ----------   ----------
Non-interest expenses:
----------------------
     Salaries and employee benefits                                         461          407          915          815
     Directors fees                                                          46           58           98          101
     Occupancy and equipment                                                162          135          262          240
     Data processing                                                         31           31           62           61
     Postage and supplies                                                    44           37           79           67
     Professional fees                                                       62           52          121          113
     Other                                                                  137           80          254          194
                                                                     ----------   ----------   ----------   ----------
           Total non-interest expenses                                      943          800        1,791        1,591
                                                                     ----------   ----------   ----------   ----------

           Income before income tax expense                                 276          565          606        1,022

Income tax expense                                                           93          179          207          341
                                                                     ----------   ----------   ----------   ----------

     Net income                                                      $      183   $      386   $      399   $      681
                                                                     ==========   ==========   ==========   ==========

Earnings per common share - basic                                    $     0.08   $     0.17   $     0.18   $     0.30
Earnings per common share - diluted                                  $     0.08   $     0.17   $     0.17   $     0.30


See accompanying notes to consolidated financial statements


                     GOUVERNEUR BANCORP, INC AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                         Six months ended March 31, 2007
                  (In thousands, except share data) (Unaudited)
                                                                                                   Unearned  Unallocated
                                                                                      Accumulated   Common     Common
                                                   Additional                            Other       Stock     Stock
                                          Common    Paid-in     Retained   Treasury  Comprehensive    held      held
                                          Stock     Capital     Earnings    Stock       Income       by MRP    by ESOP    Total
                                         --------   --------    --------   --------    ---------    --------   ------    --------
Balance at September 30, 2006            $     24   $  4,847    $ 15,398   $   (466)   $     234    $    (44)  $ (138)   $ 19,855

Comprehensive income:
   Net income                                                        399                                                      399
   Change in net unrealized gain on
      securities available for sale,
      net of reclassification
      adjustment and tax effects                                                             (17)                             (17)
                                                                                                                         --------

      Total comprehensive income                                                                                              382
                                                                                                                         --------
Allocation of ESOP shares (5,155 shares)                  38                                                       26          64
Adoption of SFAS 123(R)                                  (44)                                             44                   --
Amortization of MRP shares                                19
                                                                                                                               19
Amortization of stock option grants                        3                                                                    3
Exercise of stock options (6,475 shares)                  (2)                    33                                            31
Cash dividends declared, $0.16 per share                            (158)                                                    (158)
                                         --------   --------    --------   --------    ---------    --------   ------    --------

Balance at March 31, 2007                $     24   $  4,861    $ 15,639   $   (433)   $     217    $     --   $ (112)   $ 20,196
                                         ========   ========    ========   ========    =========    ========   ======    ========

See accompanying notes to consolidated financial statements


                     GOUVERNEUR BANCORP, INC AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                         Six months ended March 31, 2006
                  (In thousands, except share data) (Unaudited)
                                                                                                 Unallocated  Unallocated
                                                                                    Accumulated     Common      Common
                                                    Additional                         Other        Stock       Stock
                                          Common     Paid-in   Retained   Treasury  Comprehensive   held         held
                                           Stock     Capital   Earnings    Stock      Income        by MRP      by ESOP     Total
                                         --------   --------   --------   --------    --------   -----------    -------    --------
Balance at September 30, 2005            $     24   $  4,739   $ 14,392   $   (499)   $    272   $       (67)   $  (186)   $ 18,675

Comprehensive income:
   Net income                                                       681                                                         681
   Change in net unrealized gain on
      securities available for sale,
      net of reclassification
      adjustment and tax effects                                                          (101)                                (101)
                                                                                                                           --------

     Total comprehensive income                                                                                                 580
                                                                                                                           --------

Allocation of ESOP shares (4,785 shares)                  32                                                         24          56
Amortization of MRP shares                                12                                               8                     20
Exercise of stock options (6,650 shares)                  (2)                    33                                              31
Cash dividends declared, $0.15 per share                           (147)                                                       (147)
                                         --------   --------   --------   --------    --------   -----------    -------    --------

Balance at March 31, 2006                $     24   $  4,781   $ 14,926   $   (466)   $    171   $       (59)   $  (162)   $ 19,215
                                         ========   ========   ========   ========    ========   ===========    =======    ========

See accompanying notes to consolidated financial statements


                     GOUVERNEUR BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands) (Unaudited)

                                                                                Six Months Ended
                                                                                    March 31,
                                                                          ----------------------------
                                                                              2007            2006
                                                                          ------------    ------------
Cash flows from operating activities:
   Net Income                                                             $        399    $        681
   Adjustments to reconcile net income to net cash provided by operating activities:
       Provision for loan losses                                                    15              50
       Depreciation                                                                 64              57
       Net amortization of securities premiums and discounts                        --               6
       Net realized gains on sales of securities - AFS                              --             (98)
       Proceeds from sales of loans held for sale                                   --           1,232
       Net realized gains on sales of loans                                         --              (7)
       Life insurance death benefit                                                 --             (62)
       Earnings on bank owned life insurance                                       (72)            (67)
       Allocated and earned shares of SOP, ESOP and MRP                             86              76
       Net realized gain on sale of foreclosed assets                              (17)            (52)
       Decrease in accrued interest receivable and other assets                    451              29
       Decrease in accrued interest payable and other liabilities                 (269)           (919)
                                                                          ------------    ------------
                    Net cash provided by operating activities                      657             926
                                                                          ------------    ------------

Cash flows from investing activities:
   Net increase in loans                                                        (1,499)         (3,855)
   Proceeds from sales of securities AFS                                            --             192
   Proceeds from maturities and principal reductions of securities AFS           1,112             780
   Purchases of securities AFS                                                    (501)            (25)
   Proceeds from maturities and principal reductions of securities HTM               6               9
   Proceeds from the sale of foreclosed assets                                     189              13
   Additions to premises and equipment                                            (944)            (60)
   (Purchases) redemptions of Federal Home Loan Bank stock                         (18)            114
                                                                          ------------    ------------
                    Net cash used in investing activities                       (1,655)         (2,832)
                                                                          ------------    ------------

Cash flows from financing activities:
   Net increase in deposits                                                      1,933           6,323
   Proceeds (repayments) from FHLB advances                                        400          (2,050)
   Exercise of stock options                                                        31              31
   Cash dividends paid                                                            (158)           (147)
                                                                          ------------    ------------
                    Net cash provided by financing activities                    2,206           4,157
                                                                          ------------    ------------

   Net increase in cash and cash equivalents                                     1,208           2,251
   Cash and cash equivalents at beginning of period                              2,470           2,666
                                                                          ------------    ------------

   Cash and cash equivalents at end of period                             $      3,678    $      4,917
                                                                          ============    ============

Non-cash investing activities:
   Additions to foreclosed assets                                         $        199    $         20
Cash paid during the period for:
   Interest                                                                      1,884           1,490
   Income taxes                                                                    243             335

See accompanying notes to consolidated financial statements.

                     GOUVERNEUR BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.       Basis of Presentation
         ---------------------

         The accompanying unaudited consolidated financial statements include the accounts of Gouverneur Bancorp, Inc. (the "Company") and Gouverneur Savings and Loan Association (the "Bank"), the wholly owned and only subsidiary of the Company, as of March 31, 2007 and September 30, 2006 and for the three and six month periods ended March 31, 2007 and 2006. All material intercompany accounts and transactions have been eliminated in this consolidation. These statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles in the United States of America.

         In the opinion of management, all adjustments, consisting of only normal recurring adjustments or accruals, which are necessary for a fair presentation of the consolidated financial statements have been made at and for the three month and the six month periods ended March 31, 2007 and 2006. The results of operations for the three month and six month periods ended March 31, 2007 are not necessarily indicative of the results which may be expected for an entire fiscal year or other interim periods.

         The data in the consolidated statement of condition for September 30, 2006 was derived from the Company's annual report on Form 10-KSB. That data, along with the interim financial information presented in the consolidated statements of financial condition, income, shareholders' equity and cash flows should be read in conjunction with the 2006 consolidated financial statements, including the notes thereto included in the Company's Annual Report on Form 10-KSB.

2.       Earnings Per Common Share
         -------------------------

         Basic earnings per common share represents income available to common shareholders divided by the weighted average number of common shares outstanding during the period. Unearned ESOP and MRP shares are not included in the weighted average number of shares outstanding. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to unearned MRP shares and outstanding stock options and are determined using the treasury stock method.

         Basic and diluted earnings per share for the three-month and six month periods ending March 31, 2007 and 2006 were computed as follows:

                      (In thousands, except per share data)

                                                              Three Months Ended        Six Months Ended
                                                                   March 31,                March 31,
                                                           -----------------------   -----------------------
                                                              2007          2006        2007         2006
                                                           ----------   ----------   ----------   ----------
Basic earnings per share:
Net income                                                 $      183   $      386   $      399   $      681
                                                           ==========   ==========   ==========   ==========

Weighted average common shares outstanding                      2,266        2,243        2,264        2,240
                                                           ==========   ==========   ==========   ==========
Basic earnings per share                                   $     0.08   $     0.17   $     0.18   $     0.30
                                                           ==========   ==========   ==========   ==========
Diluted earnings per share:
Net income                                                 $      183   $      386   $      399   $      681
                                                           ==========   ==========   ==========   ==========

Weighted average common shares outstanding                      2,266        2,243        2,264        2,240
Additional potentially dilutive securities
      (equivalent in common stock)
          common stock options and unearned MRP shares             28           26           29           26
                                                           ----------   ----------   ----------   ----------
Diluted weighted average common shares outstanding              2,294        2,269        2,293        2,266
                                                           ==========   ==========   ==========   ==========
Diluted earnings per share                                 $     0.08   $     0.17   $     0.17   $     0.30
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

         A summary of the unrealized gains (losses) and reclassification adjustments of securities available for sale and the related tax effects for the three and six month periods ended March 31, 2007 and 2006 is as follows: (In thousands)

                                                              Three Months Ended        Six Months Ended
                                                                   March 31,                March 31,
                                                           -----------------------   -----------------------
                                                              2007          2006        2007         2006
                                                           ----------   ----------   ----------   ----------
Unrealized holding losses arising
   during the period                                       $      (48)  $      (95)  $      (29)  $      (70)

Reclassification adjustment for gains realized in
   Net income during period                                        --          (98)          --          (98)
                                                           ----------   ----------   ----------   ----------

Net unrealized losses                                             (48)        (193)         (29)        (168)
Tax effect                                                         19           77           12           67
                                                           ----------   ----------   ----------   ----------

Other comprehensive loss, net of tax                       $      (29)  $     (116)  $      (17)  $     (101)
                                                           ==========   ==========   ==========   ==========

4.       Stock Option and Management Recognition Plans
         ---------------------------------------------

         The Company has a Stock Option Plan ("SOP") and a Management Recognition Plan ("MRP") for directors, officers and key employees. Both plans are described in Note 12 to the Company's Consolidated Financial Statements included in its Annual Report on Form 10-KSB, for the fiscal year ended September 30, 2006. Through September 30, 2006, the Company accounted for its SOP using the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB No. 25") and related interpretations. Under APB No. 25, generally, when the exercise price of the Company's stock options equaled the market price of the underlying stock on the date of the grant, no compensation expense was recognized. The Company adopted SFAS No. 123R, using the modified-prospective transition method, beginning on October 1, 2006 and, therefore, began to expense the fair value of all options over their remaining vesting periods to the extent the options were not fully vested as of the adoption date and began to expense the fair value of all stock options granted subsequent to September 30, 2006, over their vesting periods.

         SFAS 123R also requires the benefits of realized tax deductions in excess of previously recognized tax benefits on stock-based compensation expense to be reported as a financing cash flow (none for the three and six month periods ended March 31, 2007) rather than an operating cash flow, as previously required. In accordance with Staff Accounting Bulletin ("SAB") No. 107, the Company classified share-based compensation within non-interest expenses to correspond with the same line item as the cash compensation paid to employees and directors.

         Both employee and non-employee director options generally vest over a five-year service period. Compensation expense recognized for all option grants is net of estimated forfeitures and is recognized over the awards' respective vesting periods. The fair values of all option grants were estimated using the Black-Scholes option pricing model. We recognize compensation expense for the fair values of these awards, which have graded vesting, on a straight-line basis over the vesting period of the awards. No options were granted in the six-month periods ending March 31, 2006 or 2007.

         The Company awarded 1,700 shares of stock under the MRP to one director during the six month period ended March 31, 2007. The aggregate expense for these shares, which have a five-year vesting period, is expected to be approximately $13,000 and will be expensed ratably over the vesting period.

         During the six months ended March 31, 2007, the Company recorded $22,000 of share-based compensation expense, which was comprised of $3,000 for stock option expense and $19,000 for MRP expense. The Company estimates it will record share-based compensation expense of approximately $39,000 in fiscal 2007.

The following table illustrates the impact of share-based compensation on net income and earnings per share:

                                                                    Three Months Ended            Six Months Ended
                                                                       March 31, 2007              March 31, 2007
                                                                ---------------------------   ---------------------------
                                                                                Impact of                      Impact of
                                                                               Share-Based                    Share-Based
                                                                              Compensation                   Compensation
(In thousands, except per share data)                            As Reported     Expense       As Reported      Expense
--------------------------------------                          ------------   ------------   ------------   ------------
Net income                                                      $        183   $          7   $        399   $         13

Earnings per share:
    Basic                                                       $       0.08   $       0.00   $       0.18   $       0.00
    Diluted                                                     $       0.08   $       0.00   $       0.17   $       0.01

A summary of the Company's stock option activity and related information for its stock option plan for the six months ended March 31, 2007, was as follows:


                                                                                               Weighted
                                                                                Weighted        Average       Aggregate
                                                                                Average        Remaining      Intrinsic
                                                                                Exercise      Contractual       Value
                                                                   Options        Price           Term         (000's)
                                                                ------------   ------------   ------------   ------------
Outstanding at September 30, 2006                                     49,625   $       5.62
      Exercised                                                       (6,475)          4.79
                                                                ------------   ------------

Outstanding at March 31, 2007                                         43,150   $       5.75      3.1 years   $        268
                                                                ============   ============   ============   ============

Exercisable at March 31, 2007                                         41,150   $       5.57      3.0 years   $        263
                                                                ============   ============   ============   ============

At both March 31, 2007 and September 30, 2006, there were 2,000 non-vested options having a weighted average fair value of $3.36 per option. These options will vest on April 23, 2007. There will be no future expenses for these options as they have been fully expensed at March 31, 2007.

A summary of the status of the Company's MRP shares as of March 31, 2007 and changes during the six months ended March 31, 2007, is presented below:

                                                                                 Weighted
                                                                 Restricted      Average
                                                                  Shares        Grant Date
                                                                  (000's)       Fair Value
                                                                ------------   ------------
Non-vested at September 30, 2006                                       9,920   $      12.33
      Granted                                                          1,700          12.50
      Vested                                                              --             --
                                                                ------------   ------------

Non-vested at March 31, 2007                                          11,620   $      12.36
                                                                ============   ============

Expected future compensation expense relating to the non-vested MRP shares at March 31, 2007 is $118,000 and will be expensed over a weighted average period of 3.6 years.

For purposes of pro forma disclosures, the estimated fair value of the stock options and MRP shares were amortized to expense over their assumed vesting periods. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to all stock-related compensation:


                                                                   Three Months Ended  Six Months Ended
         (In thousands, except per share data)                        March 31, 2006   March 31, 2006
         -------------------------------------                       ---------------   ---------------
         Net income, as reported                                     $           386   $           681

         Total stock-based compensation expense determined
            under fair value method for all awards, net of taxes                  (7)              (15)
         Reclassification adjustment for gains realized in
         Amounts included in determination of net income,
            net of taxes                                                           6                12
                                                                     ---------------   ---------------
          Pro forma net income                                       $           385   $           678

                                                                     ===============   ===============
         Earnings per share:
            Basic - as reported                                      $          0.17   $          0.30
            Basic - pro forma                                                   0.17              0.30
            Diluted - as reported                                    $          0.17   $          0.30
            Diluted - pro forma                                                 0.17              0.30


5.       Commitments and Contingencies
         -----------------------------

         Outstanding letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments. The Company had five standby letters of credit totaling $45,000 as of March 31, 2007.

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

6.       Dividend Restrictions
         ---------------------

         Cambray Mutual Holding Company ("Cambray MHC"), the Company's parent mutual holding company, held 1,311,222 shares, or 57.0%, of the Company's issued and outstanding common stock, and shareholders other than Cambray MHC held 989,037 shares, or 43.0%, of such stock at March 31, 2007. Cambray MHC filed a notice with the Office of Thrift Supervision ("OTS") to waive its right to receive cash dividends during the 2007 calendar year. The Company announced a cash dividend to shareholders of record as of March 15, 2007 of $0.16 per share of common stock, which was paid on March 31, 2007 to all public shareholders.

         Cambray MHC waived receipt of the current and several past dividends paid by the Company. The dividends are considered as restrictions on the retained earnings of the Company. As of March 31, 2007 and September 30, 2006, the aggregate retained earnings restricted for cash dividends waived were $1,718,000 and $1,508,000, respectively.

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

         On September 29, 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans," which amends SFAS Nos. 87 and 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS Nos. 87 and 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date - the date at which the benefit obligation and plan assets are measured - is required to be the Company's fiscal year end. SFAS 158 is effective for publicly held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The Company is currently analyzing the effects of SFAS 158 but does not expect its implementation will have a significant impact on the Company's consolidated financial conditions or results of operations.

         In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115." SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for our Company October 1, 2008. The Company is evaluating the impact that the adoption of SFAS No. 159 will have on our consolidated financial statements.

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

         On September 7, 2006, the Task Force reached a conclusion on EITF Issue No. 06-5, "Accounting for Purchases of Life Insurance - Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance" ("EITF 06-5"). The scope of EITF 06-5 consists of six separate issues relating to accounting for life insurance policies purchased by entities protecting against the loss of "key persons." The six issues are clarifications of previously issued guidance on FASB Technical Bulletin No. 85-4. EITF 06-5 is effective for fiscal years beginning after December 15, 2006. The Company does not expect it to have a material impact on the Company's consolidated financial statements.

         In March 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-10 "Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements" (EITF 06-10). EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The Company is currently assessing the impact of EITF 06-10 on its consolidated financial position and results of operations.

         In March 2007, the FASB ratified EITF Issue No. 06-11, "Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards." EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for nonvested equity-classified employee share-based payment awards as an increase to additional paid-in capital. EITF 06-11 is effective for fiscal years beginning after September 15, 2007. The Company does not expect EITF 06-11 will have a material impact on its financial position, results of operations or cash flows.

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

         The Bank has been and continues to be a community oriented financial institution offering a variety of financial services. The Bank attracts deposits from the general public and uses those deposits together with funds purchased from deposit brokers and funds borrowed from the Federal Home Loan Bank ("FHLB"), to make loans and other investments. Most of the loans are one to four family residential mortgages made to residents in the Bank's primary market area, southern St. Lawrence and northern Jefferson and Lewis counties in New York State. The Bank's deposit accounts are insured by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation ("FDIC"), and the Bank is subject to regulation by the FDIC and the OTS.

Recent Developments

         On February 20, 2007, the new branch office building in Gouverneur opened for business. Bank personnel used the President's holiday weekend to move furniture and equipment from the old branch office into the new building. Some renovations will be done to the old branch office building before the accounting staff is moved from the current executive offices building. Mr. Bennett, President and CEO, has moved his office from the executive office building to the new branch office building. Once the accounting personnel are relocated to the old branch office, the executive office building, with a carrying value of $103,000, will be razed and used for additional parking.

Critical Accounting Policies

         Note 2 to the consolidated financial statements of the Company (included in Item 7 of the Annual Report on Form 10-KSB of the Company for the year ended September 30, 2006) lists significant accounting policies used in development and presentation of its financial statements. This discussion and analysis, the significant accounting policies, and other financial statement disclosures identify and address key variables and other qualitative and quantitative factors that are necessary for an understanding and evaluation of the Company's results of operations. The following accounting policy is the one identified by management to be critical to the results of operations:

         Allowance for loan losses. The allowance for loan losses is the estimated amount considered adequate to cover credit losses inherent in the outstanding loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses charged against income. In determining the allowance for loan losses, management makes significant estimates and, accordingly, has identified this policy as the most critical for the Company.

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

                                                                    For the three months Ended March 31,
                                                                 2007                                  2006
                                                 ------------------------------------   ------------------------------------
                                                                              (Dollars in thousands)

                                                   Average                    Yield/      Average                   Yield/
                                                   Balance     Interest      Cost (6)     Balance     Interest     Cost (6)
                                                 ----------   ----------   ----------   ----------   ----------   ----------
Loans, net (1)                                   $  109,269   $    1,878         6.97%  $  102,468   $    1,694         6.70%
Securities (2)                                       10,850          126         4.71%      11,794          129         4.44%
Other short-term investments                          1,278           16         5.08%         395            5         5.13%
                                                 ----------   ----------                ----------   ----------
   Total interest-earning assets                    121,397        2,020         6.75%     114,657        1,828         6.47%
                                                              ----------                             ----------
Non-interest-earning assets                          10,515                                  8,730
                                                 ----------                             ----------
   Total assets                                  $  131,912                             $  123,387
                                                 ==========                             ==========

Savings and club accounts (3)                    $   18,759           47         1.02%  $   19,632           50         1.03%
Time certificates                                    39,090          448         4.65%      31,525          279         3.59%
NOW and money market accounts                        12,085           37         1.24%      11,794           32         1.10%
Borrowings                                           35,868          429         4.85%      37,115          399         4.36%
                                                 ----------   ----------                ----------   ----------
   Total interest-bearing liabilities               105,802          961         3.68%     100,066          760         3.08%
                                                              ----------                             ----------
Non-interest-bearing liabilities                      5,889                                  4,251
                                                 ----------                             ----------
   Total liabilities                                111,691                                104,317
Shareholders' equity                                 20,221                                 19,070
                                                 ----------                             ----------
   Total liabilities and
      shareholders' equity                       $  131,912                             $  123,387
                                                 ==========                             ==========

Net interest income/spread (4)                                $    1,059         3.07%               $    1,068         3.39%
                                                              ==========   ==========                ==========   ==========
Net earning assets/net interest margin (5)       $   15,595                      3.54%  $   14,591                      3.78%
                                                 ==========                ==========   ==========                ==========

Ratio of average interest-earning
   Assets to average interest-bearing
    liabilities                                        1.15x                                  1.15x
                                                 ==========                             ==========

Notes appear on following page


Average Balances, Interest Rates and Yields (continued)

                                                                    For the six months Ended March 31,
                                                                 2007                                  2006
                                                 ------------------------------------   ------------------------------------
                                                                              (Dollars in thousands)

                                                   Average                    Yield/      Average                   Yield/
                                                   Balance     Interest      Cost (6)     Balance     Interest     Cost (6)
                                                 ----------   ----------   ----------   ----------   ----------   ----------
Loans, net (1)                                   $  108,975   $    3,731         6.87%  $  101,801   $    3,375         6.65%
Securities (2)                                       10,985          258         4.71%      12,044          267         4.45%
Other short-term investments                            991           25         5.06%         310            9         5.82%
                                                 ----------   ----------                ----------   ----------
   Total interest-earning assets                    120,951        4,014         6.66%     114,155        3,651         6.41%
                                                              ----------                             ----------
Non-interest-earning assets                          10,335                                  8,711
                                                 ----------                             ----------
   Total assets                                  $  131,286                             $  122,866
                                                 ==========                             ==========

Savings and club accounts (3)                    $   19,009           97         1.02%  $   19,702          100         1.02%
Time certificates                                    38,725          878         4.55%      31,209          538         3.46%
NOW and money market accounts                        12,081           75         1.25%      11,888           66         1.11%
Borrowings                                           35,642          858         4.83%      36,893          783         4.26%
                                                 ----------   ----------                ----------   ----------
   Total interest-bearing liabilities               105,457        1,908         3.63%      99,692        1,487         2.99%
                                                              ----------                             ----------
Non-interest-bearing liabilities                      5,717                                  4,230
                                                 ----------                             ----------
   Total liabilities                                111,174                                103,922
Shareholders' equity                                 20,112                                 18,944
                                                 ----------                             ----------
   Total liabilities and
      shareholders' equity                       $  131,286                             $  122,866
                                                 ==========                             ==========

Net interest income/spread (4)                                $    2,106         3.03%               $    2,164         3.42%
                                                              ==========   ==========                ==========   ==========
Net earning assets/net interest margin (5)
                                                 $   15,494                      3.49%  $   14,463                      3.80%
                                                 ==========                ==========   ==========                ==========
Ratio of average interest-earning
   assets to average interest-bearing
   liabilities                                         1.15x                                  1.15x
                                                 ==========                             ==========

(1) Shown net of the allowance for loan losses. Average loan balances include non-accrual loans and loan held for sale. Interest is recognized on non-accrual loans only as and when received.
(2) Securities are included at amortized cost, with net unrealized gains or losses on securities available for sale included as a component of non-earning assets. Securities include FHLB stock.
(3) Include advance payments by borrowers for taxes and insurance (mortgage escrow deposits).
(4) The spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(5) The net interest margin, also known as the net yield on average interest-earning assets, represents net interest income as a percentage of average interest-earning assets.
(6) Yields are not computed on a tax equivalent basis. Yields and costs are computed based upon the actual number of days in the period annualized to a 365-day year.

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

                                               Three months ended March 31,                  Six months ended March 31,
                                       ------------------------------------------   ------------------------------------------
                                                     2007 vs. 2006                                 2007 vs. 2006
                                       ------------------------------------------   ------------------------------------------
                                              Increase (Decrease) Due To:                   Increase (Decrease) Due To:
                                       ------------------------------------------   ------------------------------------------
                                         Volume           Rate           Total        Volume           Rate           Total
                                       ------------   ------------   ------------   ------------   ------------   ------------
                                                                        (Dollars in thousands)
Interest-earning assets:

Loans                                  $        114   $         70   $        184   $        242            114   $        356
 Securities                                     (11)             8             (3)           (24)            15             (9)
 Other short-term investments                    11             --             11             17             (1)            16
                                       ------------   ------------   ------------   ------------   ------------   ------------
   Total interest-earning assets                114             78            192            235            128            363
                                       ------------   ------------   ------------   ------------   ------------   ------------

Interest-bearing liabilities:

 Savings and club accounts                       (2)            (1)            (3)            (3)            --             (3)
 Time certificates                               76             93            169            147            193            340
 NOW and money market accounts                    1              4              5              1              8              9
 Borrowings                                     (14)            44             30            (27)           102             75
                                       ------------   ------------   ------------   ------------   ------------   ------------
  Total interest-bearing liabilities             61            140            201            118            303            421
                                       ------------   ------------   ------------   ------------   ------------   ------------

Net change in net interest income      $         53   $        (62)  $         (9)  $        117   $       (175)  $        (58)
                                       ============   ============   ============   ============   ============   ============

Comparison of Financial Condition at March 31, 2007 and September 30, 2006.

         Total assets at March 31, 2007 were $132.5 million, an increase of $2.4 million, or 1.8%, from $130.1 million at September 30, 2006. Net loans increased by $1.4 million, or 1.3%, from $105.6 million to $107.0 million. The increase in loans resulted from increases of $2.9 million in residential real estate loans, $0.1 million in other commercial loans, combined with decreases of $0.4 million in commercial real estate loans and $1.2 million in other consumer loans. The decrease in other consumer loans was mainly caused by a decrease in automobile loans.

         Borrowed funds from FHLB, consisting of advances and security repurchase obligations, were $35.7 million on March 31, 2007, up from $35.3 million at September 30, 2006. Brokered deposits totaled $5.7 million at March 31, 2007, up $1.7 million from $4.0 million on September 30, 2006. Total deposits increased $1.9 million, or 2.6%, during the six months from $72.5 million to $74.4 million, including the increase in brokered deposits. Increases in demand deposits, NOW and money market accounts and time deposits, including brokered deposits, by $0.4 million, $0.3 million and $1.7 million, respectively, more than offset a decrease of $0.6 million in savings and club accounts.

         Shareholders' equity increased $341,000 for the six months ended March 31, 2007, as net income of $399,000 combined with increases of $86,000 from the stock-based compensation (ESOP and MRP shares and stock options) and $31,000 from exercised options, more than offset a decrease of $17,000 in the fair value, net of taxes, in the available-for-sale securities portfolio and $158,000 for a cash dividend paid to public shareholders on March 31, 2007. Treasury stock was used to supply the 6,475 shares we needed in the first six months of fiscal 2007 when several directors and one employee exercised some of their vested stock options.

         At March 31, 2007, non-performing assets totaled $582,000, or 0.50% of total assets, as compared to $691,000, or 0.53% of total assets at September 30, 2006. Non-performing loans decreased by $144,000 from $680,000, or 0.64% of total loans, to $536,000, or 0.44% of total loans, over the same period. A summary of the Company's non-performing assets and related ratios follows:

                                                      March 31,   September 30,
         Non-performing assets                          2007           2006
         ---------------------                      ------------   ------------
         Non-accrual loans
         Residential mortgages
             and home equity loans                  $        288   $        183
         Commercial mortgages                                246            247
         Consumer other                                        2             22
         Commercial other                                     --             --
                                                    ------------   ------------
             Total non-accrual loans                         536            452

         Residential mortgage loans over 90
           Days delinquent and still accruing                 --            228
                                                    ------------   ------------
             Total non-performing loans                      536            680

         Foreclosed real estate                               42             --
         Other repossessed assets                              4             11
                                                    ------------   ------------
           Total non-performing assets              $        582   $        691
                                                    ============   ============

         Non-performing loans to total loans                0.50%          0.64%

         Non-performing assets to total assets              0.44%          0.53%

         The Company had no loans more than 90 days delinquent and still accruing at March 31, 2007 and $228,000 of such loans at September 30, 2006.

         Of the four non-accrual residential mortgages, two loans to one borrower totaling $91,000 are currently in foreclosure proceedings and one loan in the amount of $70,000 is in bankruptcy proceedings.

         The non-accrual balance in commercial mortgages consists of one loan.

         Management believes that each of these non-performing loans is adequately secured by collateral. Further, management is not aware of any factors common to these loans, which caused their non-performance or any developments that suggest an upward trend in delinquencies. Accordingly, while we will continue to monitor asset quality, management has determined that the $27,000 decrease in the loan loss allowance is appropriate at this time based on the history of losses in the loan portfolio over the past six years.

Comparison of Results of Operations for the Three Months Ended March 31, 2007 and 2006.

         General. Our net income for the three months ended March 31, 2007 was $183,000, a decrease of $203,000, or 52.6%, over net income of $386,000 for the same period last year. The decrease in net income resulted from the combination of the following factors:

         1. net interest income decreased by $9,000, as interest income increased $192,000 and interest expense increased by $201,000,

         2. non-interest income decreased by $162,000 over last year's period,

         3. the provision for loan losses decreased by $25,000 for the second quarter of this fiscal year versus last fiscal year,

         4. non-interest expense increased $143,000 in the three month period this year compared to last year's period, and

         5.       income tax expense decreased $86,000.

         Basic and diluted earnings per share were both $0.08, respectively for this year's quarter versus $0.17 for both measures in last year's quarter.

         An analysis of the information shown previously in the Average Balances, Interest Rates and Yields table for three months and in the related Rate Volume Analysis of Net Interest Income table follows:

         Interest Income. Results for the three months ended March 31, 2007 show that interest income increased by $192,000, or 10.5%, from $1,828,000 for the three months ended March 31, 2006 to $2,020,000 at March 31, 2007. Interest income increased $114,000 due to an increase in the average balance of interest-earning assets, primarily loans, from $114.7 million to $121.4 million, while interest income increased $78,000 due to an increase in the average rate earned on interest-earning assets, from 6.47% to 6.75%.

         Interest income on loans increased $184,000, or 10.9%, for the second quarter of fiscal 2007 compared to the second quarter of fiscal 2006. The growth in the average balance resulted in an increase in interest income of $114,000, while an increase of 0.27% in the average interest rate on loans increased interest income by $70,000.

         Loan growth from April 1, 2006 through March 31, 2007 was very good as indicated by the growth of the average balance of loans from the three months ended March 31, 2006 by $6.8 million to the three months ended March 31, 2007. However, nearly all of the growth occurred from April 1, 2006 through December 31, 2006 since the average balance of loans for the three months ended March 31, 2007 increased only $0.6 million to $109.3 million from $108.7 million for the three months ended December 31, 2006. This slow down in loan growth has been deliberate as we increased our loan rates in response to an increase in funding costs. The current interest rate environment is characterized by an inverted yield curve, meaning that the interest rates at the short end of the curve, from overnight investments to one-year maturities, are higher than rates on maturities from one to ten years. In this environment, loan arbitrage opportunities, in which we match borrowings against mortgage loans are no longer as attractive as those we created in prior periods which continue to produce income even though the spread has narrowed. We have therefore decided not to grow the loan portfolio by growing borrowings until funding costs stabilize and margins begin expanding, and instead, will invest available funds in liquid assets, mainly our investment portfolio. We are reducing our lending activity to preserve our external funding capabilities for when margins improve. We expect that when short-term interest rates are adjusted downward resulting in a positive yield curve, new arbitrage opportunities will become available and we will look to grow the loan portfolio more aggressively.

         Interest income on securities and other short-term investments was $142,000 for the three months ended March 31, 2007 and $134,000 for the three months ended March 31, 2006.

         Interest Expense. Interest expense increased by $201,000, or 26.4%, from $760,000 for the three months ended March 31, 2006 to $961,000 for the three months ended March 31, 2007. Interest expense increased $61,000 due to an increase in the average balance of interest-bearing liabilities and $140,000 due to an increase in the average rate paid on interest-bearing liabilities. Average interest-bearing liabilities increased from $100.1 million last year to $105.8 million this year, mainly as a result of additional brokered time deposits. The average rate paid on interest-bearing liabilities increased from 3.08% to 3.68% over the same period.

         For the second quarter of the 2007 fiscal year, the average balances increased for time certificates and NOW and money market accounts by $7.6 million and $0.3 million, respectively, over the average balances for the second quarter of the 2006 fiscal year and increased interest expense by $76,000 and $1,000, respectively. Over the same period, decreases in the balances of savings and club accounts and borrowings by $0.8 million and $1.2 million, respectively, reduced interest expense by $2,000 and $14,000. Increases in the average rate paid on time certificates by 1.06%, on NOW and money market accounts by 0.14% and on borrowings by 0.49%, increased interest expense by $93,000, $4,000 and $44,000, respectively.

         Net Interest Income. The net result of the increases in interest income and interest expense was a $9,000 decrease in net interest income. Our interest rate spread (the difference between the average rate we earn on interest-earning assets and the average rate we pay on interest-bearing deposits and borrowings) decreased by 32 basis points (0.32%) from 3.39% for the three months ended March 31, 2006 to 3.07% for the three months ended March 31, 2007, while our net interest margin (net interest income divided by average earning assets) decreased by 24 basis points (0.24%) from 3.78% to 3.54% for the same time frame.

         Interest rate spread, the difference between the average rate we earn on our interest-earning assets and the cost of our interest-bearing liabilities, continues to decrease even as the Federal Reserve has paused from raising short-term interest rates as interest-bearing liabilities continue to price higher at maturity. The yield curve remains inverted with 6 month and one-year treasury rates higher than two-year treasury rates. Our growth in loans over the past few years has helped to buffer the impact of the decrease in spread. However, our margins will continue to be squeezed as deposit and borrowing costs rise with the shorter-term rates and mortgage rates do not ratchet up accordingly.

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

         For the three months ended March 31, 2007, we provided no accruals for loan losses, compared to $25,000 in the same quarter last year. At March 31, 2007 and 2006, the ratio of our loan allowance to total loans was 0.86% and 0.89%, respectively. On December 31, 2006 the allowance was $931,000, or 0.87% of total loans, and we determined at the end of the second quarter that the appropriate level for the allowance was $921,000. We had charge-offs during the quarter of $15,000 and recoveries of $5,000, so no provision was necessary to reach the desired level for the allowance. Our level of non-accruing loans, loans 90 days past due and still accruing and restructured loans was $536,000, or 0.50% of total loans at March 31, 2007 compared to $821,000, or 0.76% of total loans at December 31, 2006. Management feels that these loans are adequately secured and do not require any adjustment to the allowance for loan losses at this time.

         Non-interest Income. Our non-interest income decreased by $162,000, or 50.3%, from $322,000 in the second quarter of fiscal 2006 to $160,000 in the second quarter of fiscal 2007, due to $62,000 in income from life insurance policies and a $98,000 realized gain on the sale of available for sale securities in last year's quarter as compared to no income for either category in this year's quarter. The other items comprising non-interest income decreased by $2,000 from last year's $162,000 to $160,000 this year.

         Non-interest Expenses. Non-interest expenses increased $143,000, or 17.9%, from $800,000 during the fiscal 2006 quarter to $943,000 in the fiscal 2007 quarter. This increase was primarily the result of increases in salaries and benefits of $54,000, occupancy and equipment of $27,000 and other expenses of $57,000.

         Salaries and employee benefits increased due to increases of $8,000 in salaries, $20,000 in health insurance costs, $12,000 in ESOP, MRP and SOP expenses and $14,000 due to a decrease in deferred costs of loan origination. The increase in health insurance costs resulted from a credit of $20,000 in last year's second quarter due to a change in our health insurance coverage last year which eliminated the accrued self-insured liability. Occupancy and equipment expenses reflect the addition of the cost of the new branch office in Gouverneur. Increases in other expenses resulted primarily from increases in contributions of $23,000, advertising and promotion of $7,000, telephone of $7,000, AMEX fees of $17,000 and seminars of $4,000. A pledged donation to a local hospital represents the increase in contributions. Advertising and promotions expenses reflect additional promotion for the new office. AMEX fees were expensed in the second quarter in fiscal 2007 and in the third quarter in fiscal 2006.

         At March 31, 2007, we had thirty-one full-time and four part-time employees, compared to thirty-three full-time and two part-time employee at March 31, 2006.

         Income tax expense. Our income tax expense decreased by $86,000 to $93,000 from $179,000, or 48.0%, comparing the second quarter of fiscal 2007 to the same quarter of fiscal 2006. The decreased expense was the result of income before income tax decreasing by $289,000, or 51.1%, from last year's $565,000 to this year's $276,000.

Comparison of Results of Operations for the Six Months Ended March 31, 2007 and 2006.

         General. Our net income for the six months ended March 31, 2007 was $399,000, a decrease of $282,000, or 41.4%, from last year's net income of $681,000. The following operating results combined to produce the decrease:

         1. net interest income decreased $58,000 as interest income increased $363,000 and interest expense increased $421,000,

         2.       non-interest income decreased by $193,000,

         3.       the provision for loan losses decreased by $35,000,

         4.       non-interest expense increased by $200,000 and

         5.       income taxes decreased by $134,000.

         Basic and diluted earnings per share were $0.18 and $0.17, respectively, for the first six months of this fiscal year versus $0.30 for both measures for the same period last year.

         An analysis of the information shown previously in the Average Balances, Interest Rates and Yields table for six months and in the related Rate Volume Analysis of Net Interest Income table follows:

         Interest Income. Interest income increased by $363,000, or 9.9%, from $3,651,000 to $4,014,000 from the six months ended March 31, 2006 to the six months ended March 31, 2007. Average interest-earning assets increased $6.8 million, from $114.2 million to $121.0 million, or 6.0%, resulting in a $235,000 increase in interest income, while an increase of 25 basis points (0.25%) in the average rate earned on interest earning assets increased interest income by $128,000 for the first six months of fiscal year 2007 as compared to the same period last year.

         Interest income on loans increased $356,000. An increase in the average balance of loans of $7.2 million, or 7.1%, from $101.8 million last year to $109.0 million this year resulted in an increase of $242,000 in interest income, while an increase of 22 basis points (0.22%) in the average rate earned on loans increased interest income by $114,000.

         Interest income on securities and other short-term investments increased by $7,000.

         Interest Expense. Interest expense increased $421,000 from the first half of 2006 to the first half of 2007. The increase in the average balance of interest-bearing liabilities by $5.8 million, or 5.8%, from $99.7 million last year to $105.5 million this year, resulted in an increase of $118,000 in interest expense, while an increase in the average rate we paid on interest-bearing liabilities by 64 basis points (0.64%), from 2.99% in 2006 to 3.63% in 2007, increased interest expense by $303,000.

         Interest expense increased by $75,000 on borrowings from FHLB from fiscal 2006 to fiscal 2007. A decrease in the average balance of borrowings of $1.2 million, or 3.3%, from $36.9 million at March 31, 2006 to $35.7 million at March 31, 2007 decreased interest expense $27,000, while an increase in the average interest rate on borrowings by 57 basis points (0.57%) from 4.26% in the first half of last fiscal year to 4.83% for the first half of this fiscal year increased interest expense by $102,000.

         Interest expense increased by $340,000 on time certificates from the first half of 2006 to the first half of 2007. An increase in the average balance of time certificates by $7.5 million, or 24.0%, from $31.2 million at March 31, 2006 to $38.7 million at March 31, 2007 increased interest expense $147,000, while an increase in the average interest rate on time certificates by 109 basis points (1.09%) from 3.46% in the first half of last fiscal year to 4.55% for the first half of this fiscal year increased interest expense by $193,000. The average balance of brokered deposits increased by $5.2 million from $0.1 million during the six months ended March 31, 2006 to $5.3 million during the six months ended March 31, 2007. Brokered deposits are reported in time certificates.

         Net Interest Income. Overall, the net effect of the increases in interest income and interest expense was a $58,000 decrease in net interest income. Our interest rate spread (the difference between the average rate we earn and the average rate we pay) decreased by 39 basis points (0.39%) from 3.42% last year to 3.03% this year. Our net interest margin was 3.49% in the first half of fiscal 2007, down from 3.80% in the first half of fiscal 2006.

         The ratio of average interest-earning assets to average interest-bearing liabilities was 1.15 times in both the first half of 2006 and 2007.

         Provision for Loan Losses. For the six-month period ended March 31, 2007, we provided $15,000 for loan losses compared to $50,000 in the same period ended March 31, 2006. At March 31, 2007 and 2006 the ratio of our loan loss allowance to total loans was 0.86% and 0.89%, respectively. As disclosed in the comparative discussion of result of operations for three months, our level of non accruing loans, loans 90 days past due and still accruing and restructured loans was $536,000, or 0.50% of total loans at March 31, 2007 compared to $680,000, or 0.64% of total loans on September 30, 2006. Management feels that these loans are adequately secured and do not require any adjustment to the allowance for loan losses.

         Non-interest Income. Our non-interest income was $193,000 lower this year, decreasing to $306,000 for the first six months versus $499,000 for the same period in 2006. The decrease resulted from $62,000 in death benefit income on life insurance policies and $98,000 in gains on sale of securities held for sale realized in the prior period (no comparable amounts in the current period) and a decrease of $35,000 in realized gains on foreclosed assets.

         Non-interest Expense. Non-interest expenses increased by $200,000 to $1.8 million for the first six months of fiscal 2007 compared to $1.6 million for fiscal 2006. Increases of $100,000 in salaries and employee benefits, $22,000 in occupancy and equipment and $60,000 in other non-interest expense were primarily responsible for the increase in non-interest expenses. The increase in salaries and employee benefits was composed of increases of $14,000 in salaries, $47,000 in health benefits, $15,000 in stock-based compensation and $9,000 in payroll taxes and a $14,000 decrease in deferred costs of loan originations, which is a reduction to salaries and employee benefits, as a result of fewer mortgage and commercial loans being booked. Last year, health insurance costs were reduced by $40,000 due to a change eliminating the self-insured portion liability. Professional fees includes $10,000 in costs incurred for compliance with the Sarbanes-Oxley Act of 2002, Section 404 requiring management of public companies to assess and report on the effectiveness of their internal controls over financial reporting. As a small business filer, we are required to comply by September 30, 2008. We expect expenses between $30,000 and $40,000 will be incurred this fiscal year.

         Income tax expense. Our income tax expense decreased $134,000, or 39.3%, from $341,000 last year to $207,000 this year. The decreased expense was the result of lower income before income tax, which decreased $416,000, or 40.7%, from $1,022,000 for the first half of last year to $606,000 for the first half of this year.

Liquidity

         Our primary sources of funds are deposits, borrowings from the FHLB, brokered deposits and proceeds from the principal and interest payments on loans and securities. Scheduled maturities and principal payments on loans and securities are predictable sources of funds. We can also control the funds available from borrowings and brokered deposits. However, general economic conditions and interest rate conditions can cause increases or decreases in deposit outflows and loan pre-payments, which can also affect the level of funds we have available for investment.

         During the six months ended March 31, 2007, we increased our cash and cash equivalents by $1.2 million. We originated $10.7 million of new loans during the six months ended March 31, 2007. Loans, net, after payments, charge-offs and transfers to foreclosed real estate, increased by $1.3 million during the period.

         Deposits increased by $1.9 million during the six months ended March 31, 2007. Purchased brokered deposits accounted for $1.7 million of this increase. In addition to factors within our control, such as our deposit pricing strategies and our marketing efforts, deposit flows are affected by the level of general market interest rates, the availability of alternate investment opportunities, general economic conditions, and other factors outside our control. We increased borrowings from FHLB by $400,000 during the six months ended March 31, 2007.

         We monitor our liquidity regularly. Excess liquidity is invested in overnight federal funds sold and other short-term investments. If we need additional funds, we can borrow those funds or purchase brokered deposits, although the cost of borrowing money or purchasing brokered deposits is normally higher than the average cost of deposits. As a member of the FHLB, the Bank can arrange to borrow an additional $16.3 million against our one-to four-family mortgages. We have used borrowed funds and brokered deposits to help us leverage capital we received from our stock sale, but have not needed borrowings to cover liquidity shortfalls. In addition to borrowings, we believe that, if we need to do so, we can attract additional deposits by increasing the rates we offer.

         We measure liquidity on a monthly basis and seek to maintain a liquidity ratio of between 5% and 15%. At March 31, 2007, the ratio was 5.7%.

Off Balance Sheet Arrangements

         We had $2.0 million in outstanding commitments to make loans at March 31, 2007, along with $4.5 million of unused home equity, commercial and overdraft lines of credit. We also have a commitment to sell the $2.1 million guaranteed portion of a USDA guaranteed loan we originated. We are awaiting USDA approval for the sale. We anticipate that we will have enough funds to meet our current loan commitments and to fund draws on the lines of credit through the normal turnover of our loan and securities portfolios. At March 31, 2007, we had $32.2 million of time certificates scheduled to mature within one year, including $5.6 million of purchased brokered deposits. We anticipate that we can retain substantially all of those deposits if we need to do so to fund loans and other investments as part of our efforts to grow and leverage our capital.

Capital Resources

         The OTS has minimum capital ratio requirements applying to the Bank, but there are no comparable minimum capital requirements that apply to us as a savings and loan holding company. At March 31, 2007, the Bank exceeded all regulatory capital requirements of the OTS applicable to it, with Tier I capital of $19.7 million, or 14.9% of adjusted total assets and with risk-based capital of $20.6 million, or 26.7% of risk-weighted assets. The Bank also had tangible capital of $19.7 million, or 14.9% of tangible assets. The Bank was classified as "well capitalized" at March 31, 2007 under OTS regulations.

Item 3.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. The term "disclosure controls and procedures" is defined in Rule 13a-14(c) of the Securities Exchange Act of 1934, or (the "Exchange Act"). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2007, and they have concluded that as of that date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

(b) Changes in Internal Controls. There were no significant changes to our internal controls or in other factors that could significantly affect our internal controls during the quarter ended March 31, 2007, including any corrective actions with regard to significant deficiencies and material weakness.

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

Item 4.  Submission of Matters to a Vote of Security Holders

At the annual meeting of stockholders held on February 13, 2007, the Company's stockholders (i) elected three directors, Richard E. Jones, Frank Langevin and
F. Toby Morrow, each to serve for a three-year term to expire at the annual meeting of stockholders to be held in 2010 and (ii) ratified the appointment of Beard Miller Company LLP as the independent registered public accountants for the fiscal year ending September 30, 2007. The terms of office of directors Richard F. Bennett, Robert J. Leader, Timothy J. Monroe and Joseph C. Pistolesi all continued after the annual meeting.

Of the 2,297,759 shares entitled to vote on proposition (i) at the meeting, a total of 2,169,042 shares (94.40%) voted as follows:

         (i) ELECTION OF DIRECTORS:

                                     For            %       Withheld        %
                                   ---------      -----     --------      ----
         Richard E. Jones          2,122,432       97.9       46,610       2.1
         Frank Langevin            2,053,655       94.7      115,387       5.3
         F. Toby Morrow            2,114,132       97.5       54,910       2.5

Of the 2,297,759 shares entitled to vote on proposition (ii) at the meeting, a total of 2,169,042 shares (94.40%) voted as follows:

         (ii) RATIFICATION OF INDEPENDENT PUBLIC ACCOUNTANTS:

              For           %        Against        %       Abstain        %
            ---------     ----      ---------      -----    --------      ----
            2,159,289     99.5        8,551        0.4        1,202       0.1

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

                                       Gouverneur Bancorp, Inc.

 Date: May 11, 2007                    By: /s/ RICHARD F. BENNETT
       -----------                         -------------------------------------
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