Form 10QSB
period 2007-06-30
GOUVERNEUR BANCORP INC
filed 2007-08-03
CIK 1063942

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2007

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ______________ to ________________

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

                                 Yes [ ] No [X]

                                               OUTSTANDING AT
            CLASS                              AUGUST 2, 2007
-----------------------------                  --------------
Common Stock, par value $ .01                     2,300,059

Transitional Small Business Disclosure Format (check one):

                                 Yes [ ] No [X]

================================================================================

                            GOUVERNEUR BANCORP, INC.
                                   FORM 10-QSB
                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements - Unaudited

         Consolidated Statements of Financial Condition at June 30, 2007
         and at September 30, 2006                                            3

         Consolidated Statements of Income for the three and nine months
         ended June 30, 2007 and 2006                                         4

         Consolidated Statements of Shareholders' Equity for the nine
         months ended June 30, 2007 and 2006                                  5

         Consolidated Statements of Cash Flows for the nine months ended
         June 30, 2007 and 2006                                               7

         Notes to Consolidated Financial Statements                           8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.                                          14

Item 3.  Controls and Procedures                                             28

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                   28

Item 6.  Exhibits                                                            28

SIGNATURES                                                                   29

EXHIBITS                                                                     30

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     GOUVERNEUR BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
           (In thousands, except share and per share data) (Unaudited)

                                                                                         JUNE 30,      SEPTEMBER 30,
                                                                                           2007            2006
                                                                                      -------------    -------------
ASSETS:
Cash and due from banks                                                               $       2,196    $       2,308
Interest-bearing deposits in bank                                                               894              162
                                                                                      -------------    -------------
              Total cash and cash equivalents                                                 3,090            2,470

Securities available-for-sale                                                                10,231            9,845
Securities held-to-maturity (fair value 2007: $84: 2006: $93)                                    83               92

Loans held for sale                                                                           2,119            2,160

Loans receivable, net of allowance for loan losses: 2007 $907: 2006 $948                    106,589          105,642

Investment in Federal Home Loan Bank stock, at cost                                           1,757            1,773
Investment in life insurance                                                                  3,740            3,631
Premises and equipment, net                                                                   3,070            2,225
Accrued interest receivable and other assets                                                  1,924            2,237
                                                                                      -------------    -------------
              Total assets                                                            $     132,603    $     130,075
                                                                                      =============    =============
LIABILITIES:
Deposits: Non-interest-bearing demand                                                 $       4,289    $       3,493
          NOW and money market                                                               13,073           11,966
          Savings                                                                            18,151           19,342
          Time                                                                               39,493           37,662
                                                                                      -------------    -------------
              Total deposits                                                                 75,006           72,463

Advances from the Federal Home Loan Bank                                                     34,550           35,250
Other liabilities                                                                             2,633            2,507
                                                                                      -------------    -------------
              Total liabilities                                                             112,189          110,220
                                                                                      -------------    -------------
SHAREHOLDERS' EQUITY:
Preferred stock, $.01 par value, 1,000,000 shares authorized; none issued                         -                -
Common stock, $.01 par value, 9,000,000 shares authorized; 2,384,040 shares issued               24               24
Additional paid-in capital                                                                    4,886            4,847
Retained earnings                                                                            15,907           15,398
Treasury Stock, at cost, (shares 2007: 83,981: 2006: 91,956)                                   (425)            (466)
Accumulated other comprehensive income                                                          121              234
Unearned common stock held by Management Recognition Plan                                         -              (44)
Unallocated common stock held by Employee Stock Ownership Plan                                  (99)            (138)
                                                                                      -------------    -------------
              Total shareholders' equity                                                     20,414           19,855
                                                                                      -------------    -------------
              Total liabilities and shareholders' equity                              $     132,603    $     130,075
                                                                                      =============    =============

See accompanying notes to consolidated financial statements.

                     GOUVERNEUR BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                (In thousands, except per share data) (Unaudited)

                                                               THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                     JUNE 30,                     JUNE 30,
                                                           ---------------------------   ---------------------------
                                                               2007           2006           2007           2006
                                                           ------------   ------------   ------------   ------------
INTEREST INCOME:
Loans                                                      $      1,853   $      1,738   $      5,584   $      5,113
Securities-taxable                                                  125            114            358            356
          -non-taxable                                               18             11             43             36
Other short-term investments                                         24             14             49             23
                                                           ------------   ------------   ------------   ------------
    Total interest income                                         2,020          1,877          6,034          5,528
                                                           ------------   ------------   ------------   ------------

INTEREST EXPENSE:
Deposits                                                            555            466          1,605          1,170
Borrowings - short term                                             126            106            397            458
Borrowings - long term                                              305            258            892            689
                                                           ------------   ------------   ------------   ------------
    Total interest expense                                          986            830          2,894          2,317
                                                           ------------   ------------   ------------   ------------
    Net interest income                                           1,034          1,047          3,140          3,211
Provision for loan losses                                             -             15             15             65
                                                           ------------   ------------   ------------   ------------
    Net interest income after provision for loan losses           1,034          1,032          3,125          3,146
                                                           ------------   ------------   ------------   ------------

NON-INTEREST INCOME:
Service charges                                                      60             55            167            169
Realized gain on sales of securities - AFS                           96              -             96             98
Realized gain (loss) on sales of loans held for sale                  -              -              -              7
Life insurance death benefit                                          -              -              -             62
Earnings on investment in life insurance                             37             32            109             99
Realized gain on foreclosed assets, net                               6              3             23             55
Other                                                                68             19            178            118
                                                           ------------   ------------   ------------   ------------
    Total non-interest income                                       267            109            573            608
                                                           ------------   ------------   ------------   ------------

NON-INTEREST EXPENSES:
Salaries and employee benefits                                      433            476          1,348          1,291
Directors fees                                                       65             18            163            119
Occupancy and equipment                                             140            111            402            351
Data processing                                                      32             31             94             92
Postage and supplies                                                 30             30            109             97
Professional fees                                                    74             52            195            165
Other                                                               106            108            360            302
                                                           ------------   ------------   ------------   ------------
    Total non-interest expenses                                     880            826          2,671          2,417
                                                           ------------   ------------   ------------   ------------

    Income before income tax expense                                421            315          1,027          1,337
Income tax expense                                                  153            106            360            447
                                                           ------------   ------------   ------------   ------------
    Net income                                             $        268   $        209   $        667   $        890
                                                           ============   ============   ============   ============

Earnings per common share - basic                          $       0.12   $       0.09   $       0.29   $       0.40
Earnings per common share - diluted                        $       0.12   $       0.09   $       0.29   $       0.39

See accompanying notes to consolidated financial statements

                     GOUVERNEUR BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                         Nine months ended June 30, 2007
           (In thousands, except share and per share data) (Unaudited)

                                                                                   ACCUMULATED    UNEARNED   UNALLOCATED
                                                  ADDITIONAL                          OTHER        COMMON      COMMON
                                          COMMON   PAID-IN    RETAINED  TREASURY  COMPREHENSIVE  STOCK HELD  STOCK HELD
                                           STOCK   CAPITAL    EARNINGS   STOCK       INCOME        BY MRP      BY ESOP      TOTAL
                                          ------  ----------  --------  --------  -------------  ----------  -----------  --------
Balance at September 30, 2006             $   24  $    4,847  $ 15,398  $   (466) $         234  $      (44) $      (138) $ 19,855
                                                                                                                          --------

Comprehensive income:
   Net income                                                      667                                                         667
   Change in unrealized gains on
     securities available for sale,
     net of reclassification adjustment
     and tax effects                                                                       (113)                              (113)
                                                                                                                          --------
Total comprehensive income                                                                                                     554
                                                                                                                          --------

Allocation of ESOP shares (7,829 shares)                  55                                                          39        94
Adoption SFAS 123(R)                                     (44)                                            44                      -
Amortization of MRP                                       27                                                                    27
Amortization of stock option grants                        3                                                                     3
Exercise of stock options, 7,975 shares                   (2)                 41                                                39
Cash dividends declared, $0.16 per share                          (158)                                                       (158)
                                          ------  ----------  --------  --------  -------------  ----------  -----------  --------
Balance at June 30, 2007                  $   24  $    4,886  $ 15,907  $   (425) $         121  $        -  $       (99) $ 20,414
                                          ======  ==========  ========  ========  =============  ==========  ===========  ========

                     GOUVERNEUR BANCORP, INC AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                         Nine months ended June 30, 2006
           (In thousands, except share and per share data) (Unaudited)

                                                                                   ACCUMULATED    UNEARNED   UNALLOCATED
                                                  ADDITIONAL                          OTHER        COMMON      COMMON
                                          COMMON   PAID-IN    RETAINED  TREASURY  COMPREHENSIVE  STOCK HELD  STOCK HELD
                                           STOCK   CAPITAL    EARNINGS   STOCK       INCOME        BY MRP      BY ESOP      TOTAL
                                          ------  ----------  --------  --------  -------------  ----------  -----------  --------
Balance at September 30, 2005             $   24  $    4,739  $ 14,392  $   (499) $         272  $      (67) $      (186) $ 18,675
                                                                                                                          --------
Comprehensive income:
   Net income                                                      890                                                         890
   Change in unrealized gains on
     securities available for sale,
     net of reclassification adjustment
     and tax effects                                                                       (135)                              (135)
                                                                                                                          --------
     Total comprehensive income                                                                                                755
                                                                                                                          --------

Allocation of ESOP shares, 7,266 shares                   53                                                          36        89
Amortization of MRP shares                                18                                             12                     30
Exercise of stock options, 6,650 shares                   (2)                 33                                                31
Cash dividends declared, $0.15 per share                          (147)                                                       (147)
                                          ------  ----------  --------  --------  -------------  ----------  -----------  --------
Balance at June 30, 2006                  $   24  $    4,808  $ 15,135  $   (466) $         137  $      (55) $      (150) $ 19,433
                                          ======  ==========  ========  ========  =============  ==========  ===========  ========

See accompanying notes to consolidated financial statements

                     GOUVERNEUR BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands) (Unaudited)

                                                                                   NINE MONTHS ENDED
                                                                                        JUNE 30,
                                                                             ------------------------------
                                                                                  2007             2006
                                                                             -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                                 $         667    $         890
  Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for loan losses                                                          15               65
     Depreciation                                                                      111               86
     Write down of foreclosed real estate                                                6                -
     Net amortization of securities premiums and discounts                               -                7
     Net realized gains on sales of securities - AFS                                   (96)             (98)
     Proceeds from sales of loans held for sale                                          -            1,232
     Net realized gains on sales of loans                                                -               (7)
     Life insurance death benefit                                                        -              (62)
     Earnings on bank owned life insurance                                            (109)             (99)
     Allocated and earned shares of SOP, ESOP and MRP                                  124              119
     Net realized gain on sale of foreclosed assets                                    (23)             (55)
     (Increase) decrease in accrued interest receivable and other assets               380              (48)
     Increase (decrease) in accrued interest payable and other liabilities             201             (485)
                                                                             -------------    -------------
             Net cash provided by operating activities                               1,276            1,545
                                                                             -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Securities available for sale:
     Proceeds from sales                                                                98              192
     Proceeds from maturities and principal reductions                               1,656            1,116
     Purchases                                                                      (2,232)            (521)
  Securities held to maturity, proceeds from maturities                                  9               13
  Redemptions of Federal Home Loan Bank stock                                           16              229
  Net increase in loans                                                             (1,211)          (5,329)
  Proceeds from sales of foreclosed assets                                             240               16
  Additions to premises and equipment                                                 (956)            (379)
                                                                             -------------    -------------
             Net cash used in investing activities                                  (2,380)          (4,663)
                                                                             -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                                           2,543           10,214
  Net repayments of FHLB advances                                                     (700)          (5,150)
  Exercise of stock options                                                             39               31
  Cash dividends paid                                                                 (158)            (147)
                                                                             -------------    -------------
             Net cash provided by financing activities                               1,724            4,948
                                                                             -------------    -------------
             Net increase in cash and cash equivalents                                 620            1,830
Cash and cash equivalents - Beginning                                                2,470            2,666
                                                                             -------------    -------------
Cash and cash equivalents - Ending                                           $       3,090    $       4,496
                                                                             =============    =============
NON-CASH INVESTING ACTI VITIES:
  Additions to foreclosed assets                                             $         290    $          64
CASH PAID DURING THE PERIOD FOR:
  Interest                                                                           2,858            2,319
  Income taxes                                                                         405              491

See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.       Basis of Presentation

         The accompanying unaudited financial statements include the accounts of Gouverneur Bancorp, Inc. (the "Company") and Gouverneur Savings and Loan Association (the "Bank"), the wholly owned and only subsidiary of the Company, as of June 30, 2007 and September 30, 2006 and for the three and nine-month periods ended June 30, 2007 and 2006. All material intercompany accounts and transactions have been eliminated in this consolidation. These statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles in the United States of America.

         In the opinion of management, all adjustments, consisting of only normal recurring adjustments or accruals, which are necessary for a fair presentation of the consolidated financial statements have been made at and for the three-month and the nine-month periods ended June 30, 2007 and 2006. The results of operations for the three and nine-month periods ended June 30, 2007 are not necessarily indicative of the results which may be expected for an entire fiscal year or other interim periods.

         The data in the consolidated statements of condition for September 30, 2006 was derived from the Company's annual report on Form 10-KSB. That data, along with the interim financial information presented in the consolidated statements of financial condition, income, shareholders' equity and cash flows should be read in conjunction with the 2006 consolidated financial statements, including the notes thereto included in the Company's 2006 Annual Report on Form 10-KSB. Certain amounts for the three-month and nine-month periods ended June 30, 2006 were reclassified to conform to the presentation of June 30, 2007.

2.       Earnings Per Common Share

         Basic earnings per common share represents income available to common shareholders divided by the weighted average number of common shares outstanding during the period. Unearned Employee Stock Ownership Plan ("ESOP") and Management Recognition Plan ("MRP") shares are not included in the weighted average number of shares outstanding. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to unearned MRP shares and outstanding stock options and are determined using the treasury stock method.

         Basic and diluted earnings per share for the three and nine-month periods ending June 30, 2007 and 2006 were computed as follows:

                      (In thousands, except per share data)

                                                                  Three Months Ended             Nine Months Ended
                                                                        June 30,                      June 30,
                                                              ---------------------------   ---------------------------
                                                                  2007           2006           2007           2006
                                                              ------------   ------------   ------------   ------------
         BASIC EARNINGS PER SHARE:

         Net income                                           $        268   $        209   $        667   $        890
                                                              ============   ============   ============   ============

         Weighted average common shares outstanding                  2,271          2,249          2,266          2,243
                                                              ============   ============   ============   ============
         Basic earnings per share                             $       0.12   $       0.09   $       0.29   $       0.40
                                                              ============   ============   ============   ============

                                                                  Three Months Ended             Nine Months Ended
                                                                        June 30,                      June 30,
                                                              ---------------------------   ---------------------------
                                                                  2007           2006           2007           2006
                                                              ------------   ------------   ------------   ------------
         DILUTED EARNINGS PER SHARE:

         Net income                                           $        268   $        209   $        667   $        890
                                                              ============   ============   ============   ============
         Weighted average common shares outstanding                  2,271          2,249          2,266          2,243
         Additional potentially dilutive securities
           (equivalent in common stock)
             common stock options and unearned MRP shares               26             29             27             27
                                                              ------------   ------------   ------------   ------------
         Diluted weighted average common shares outstanding          2,297          2,278          2,293          2,270
                                                              ============   ============   ============   ============
         Diluted earnings per share                           $       0.12   $       0.09   $       0.29   $       0.39
                                                              ============   ============   ============   ============

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

         A summary of the unrealized gains (losses) and reclassification adjustments of securities available for sale and the related tax effects for the three and nine-month periods ended June 30, 2007 and 2006 is as follows:

                                 (In thousands)

                                                                  Three Months Ended             Nine Months Ended
                                                                        June 30,                      June 30,
                                                              ---------------------------   ---------------------------
                                                                  2007           2006           2007           2006
                                                              ------------   ------------   ------------   ------------
         Unrealized holding gains (losses) arising
          during the period                                   $        (63)  $        (57)  $        (92)  $       (127)

         Reclassification adjustment for gains realized in
          net income during period                                     (96)             -            (96)           (98)
                                                              ------------   ------------   ------------   ------------
                                                                      (159)           (57)          (188)          (225)
         Tax effect                                                     63             23             75             90
                                                              ------------   ------------   ------------   ------------

         Other comprehensive income (loss), net of tax        $        (96)  $        (34)  $       (113)  $       (135)
                                                              ============   ============   ============   ============

4.       Stock Option and Management Recognition Plans

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

         SFAS 123R also requires the benefits of realized tax deductions in excess of previously recognized tax benefits on stock-based compensation expense to be reported as a financing cash flow (none for the three and nine month periods ended June 30, 2007) rather than an operating cash flow, as previously required. In accordance with Staff Accounting Bulletin ("SAB") No. 107, the Company classified share-based compensation within non-interest expenses to correspond with the same line item as the cash compensation paid to employees and directors.

         Both employee and non-employee director options generally vest over a five-year service period. Compensation expense recognized for all option grants is net of estimated forfeitures and is recognized over the awards' respective vesting periods. The fair values of all option grants were estimated using the Black-Scholes option pricing model. We recognize compensation expense for the fair values of these awards, which have graded vesting, on a straight-line basis over the vesting period of the awards. No options were granted in the nine-month periods ending June 30, 2006 or 2007. All options granted previously have fully vested and no further expense will be recognized.

         The Company awarded 1,700 shares of stock under the MRP to one director during the nine month period ended June 30, 2007. The aggregate expense for these shares, which have a five-year vesting period, is expected to be approximately $13,000 and will be expensed ratably over the vesting period.

         During the nine months ended June 30, 2007, the Company recorded $31,000 of share-based compensation expense, which was comprised of $3,000 for stock option expense and $28,000 for MRP expense. The Company estimates it will record share-based compensation expense of approximately $39,000 in fiscal 2007.

         The following table illustrates the impact of share-based compensation on net income and earnings per share:

                                                          Three Months Ended            Nine Months Ended
                                                            June 30, 2007                 June 30, 2007
                                                     ---------------------------   ---------------------------
                                                                      Impact of                     Impact of
                                                                     Share-Based                   Share-Based
                                                                    Compensation                  Compensation
         (In thousands, except per share data)       As Reported       Expense      As Reported      Expense
         -----------------------------------------   ------------   ------------   ------------   ------------
         Net income                                  $        268   $          6   $        667   $         19

         Earnings per share:
           Basic                                     $       0.12   $       0.00   $       0.29   $       0.01
           Diluted                                   $       0.12   $       0.00   $       0.29   $       0.01

         A  summary  of  the  Company's   stock  option   activity  and  related
         information for its stock option plan for the nine months ended June 30, 2007, was as follows:

                                                                                     Weighted
                                                                      Weighted        Average      Aggregate
                                                                      Average        Remaining     Intrinsic
                                                                      Exercise      Contractual      Value
                                                       Options         Price           Term         (000's)
                                                     ------------   ------------   ------------   ------------
         Outstanding at September 30, 2006                 49,625   $       5.62
             Exercised                                     (7,975)          4.79
                                                     ------------   ------------
         Outstanding at June 30, 2007                      41,650   $       5.78      2.9 years   $        241
                                                     ============   ============   ============   ============
         Exercisable at June 30, 2007                      41,650   $       5.78      2.9 years   $        241
                                                     ============   ============   ============   ============

         At September 30, 2006, there were 2,000 non-vested options having a weighted average fair value of $3.36 per option. These options vested on April 23, 2007, so there are no unvested options at June 30, 2007. There will be no future expenses for these options as they have been fully expensed.

         A summary of the status of the Company's MRP shares as of June 30, 2007 and changes during the nine months ended June 30, 2007, is presented below:

                                                                      Weighted
                                                      Restricted      Average
                                                        Shares       Grant Date
                                                       (000's)       Fair Value
                                                     ------------   ------------
         Non-vested at September 30, 2006                   9,920   $      12.33
             Granted                                        1,700          12.50
             Vested                                          (800)          9.30
                                                     ------------   ------------
         Non-vested at June 30, 2007                       10,820   $      12.58
                                                     ============   ============

         Expected future compensation expense relating to the non-vested MRP shares at June 30, 2007 is $110,000 and will be expensed over a weighted average period of 3.4 years.

         For purposes of pro forma disclosures, the estimated fair value of the stock options and MRP shares were amortized to expense over their assumed vesting periods. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to all stock-related compensation:

                                                                    Three Months    Nine Months
                                                                        Ended          Ended
         (In thousands, except per share data)                      June 30, 2006  June 30, 2006
         ------------------------------------------------------     -------------  -------------
         Net income, as reported                                    $         209  $         890

         Total stock-based compensation expense determined
           under fair value method for all awards, net of taxes                (8)           (23)
         Amounts included in determination of net income,
           net of taxes                                                         6             18
                                                                    -------------  -------------
         Pro forma net income                                       $         207  $         885
                                                                    =============  =============

         Earnings per share:
            Basic - as reported                                     $        0.09  $        0.40
            Basic - pro forma                                                0.09           0.39
            Diluted - as reported                                   $        0.09  $        0.39
            Diluted - pro forma                                              0.09           0.39

5.       Commitments and Contingencies

         Outstanding letters of credit written are conditional commitments issued by the Company to guarantee the performance by a customer to a third party. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments. The Company had six standby letters of credit totaling $203,000 as of June 30, 2007.

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

6.       Dividend Restrictions

         Cambray Mutual Holding Company ("Cambray MHC"), the Company's parent mutual holding company, held 1,311,222 shares, or 57.0%, of the Company's issued and outstanding common stock, and shareholders other than Cambray MHC held 988,837 shares or 43.0% of such stock at June 30, 2007. Cambray MHC has filed a notice with the Office of Thrift Supervision ("OTS") to waive its right to receive cash dividends during the 2007 calendar year. The Company paid a cash dividend on March 31, 2007 to all public shareholders.

         Cambray MHC has waived receipt of several past dividends paid by the Company. The dividends waived are considered as a restriction on the retained earnings of the Company. As of June 30, 2007 and September 30, 2006, the aggregate retained earnings restricted for cash dividends waived were $1,718,000 and $1,508,000, respectively.

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

         In February 2007, the FASB issued FASB Staff Position (FSP) FAS 158-1, "Conforming Amendments to the Illustrations in FASB Statements No. 87, No. 88, and No 106 and to the Related Staff Implementation Guides." This FSP makes conforming amendments to other FASB statements and staff implementation guides and provides technical corrections to SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans." The conforming amendments in this FSP shall be applied upon adoption of SFAS No. 158. We believe our adoption of FSP FAS 158-1 will not have a material impact on our consolidated financial statements or disclosures.

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

         In May 2007, the FASB issued FASB Staff Position ("FSP") FIN 48-1 "Definition of Settlement in FASB Interpretation No. 48" (FSP FIN 48-1). FSP FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 is effective retroactively to January 1, 2007. The implementation of this standard did not have a material impact on our consolidated financial position or results of operations.

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

GENERAL

      The Company conducts no income generating activities other than holding the stock of the Bank and a loan to the ESOP used to purchase shares of Company common stock for the participants. Consequently, the net income of the Company is derived primarily from its investment in the Bank. The Bank's net income depends, very substantially, on its net interest income, which is the difference between interest earned on its interest earning assets, such as loans and investments, and the cost of funds, consisting of interest paid on interest bearing liabilities, such as deposits and borrowings. The Bank's net income is also affected by the provision for loan losses, as well as by the amount of other income, including income from fees and service charges, net gains and losses on sales of investments and operating expenses such as salaries and employee benefits costs, net expenses on foreclosed real estate and various categories of operational expenses. External factors, such as general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities, can have a substantial effect on profitability.

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

RECENT DEVELOPMENTS

      In May 2007 we decided to close the Clayton Lending Office at the end of June 2007 when the lease expired on the rented office and merge it into the Alexandria Bay office, which included relocating the loan officer. This office has done very well in generating loan business over the past four years, accumulating approximately $16 million in loans. However, these loans have been funded by borrowings, the costs of which have doubled in the last two years. This has greatly reduced the profitability of this office. At the same time, we have temporarily reduced our focus on growing the loan portfolio through increased borrowings until the spread between borrowing costs and loan rates improves.

      By January 1, 2008, the Company's stock must be eligible for a Direct Registration System ("DRS") operated by a securities depository to meet the rule change of the American Stock Exchange ("AMEX"). DRS enables an investor to have securities registered in her name and to electronically transfer her securities to her broker-dealer in order to effect a transaction without the risk and delays associated with the use of securities certificates. Registrar & Transfer ("R&T"), our transfer agent, is a DRS eligible transfer agent and will provide this service for our shareholders. We have completed the set-up process and our shareholders will soon be able to use this form of registration.

      There has been much public discussion about sub-prime lending and the losses that are resulting from that practice. The Company and the Bank have not directly engaged in any form of sub-prime lending and we have not experienced any losses to date that would indicate that a problem might exist.

      After much debate, the SEC voted on May 23rd to approve the long awaited interpretive guidance for management on Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404"). During this meeting, the SEC concluded that smaller public companies will be required to comply with Section 404 for periods ending after December 15, 2007 and no further delays will be granted. The new guidance is useful to all public filers, although particularly significant for those non-accelerated filers who must comply with Section 404 for the first time. This guidance provided by the SEC is the first time management will have a roadmap of it own as it goes through the Section 404 compliance process. We are required to file an unaudited internal control report in our 2008 annual report for the fiscal year ending September 30, 2008, and to include an auditor's report starting with our 2009 annual report.

      The Public Company Accounting Oversight Board's ("PCAOB") Auditing Standard No. 5, "An Audit of Internal Control Over Financial Reporting" was approved July 25, 2007 by the SEC. It replaces the PCAOB's previous internal control auditing standard, Auditing Standard No. 2. It is unknown at this time what impact this standard will have.

      In February 2007, the new branch office building in Gouverneur opened for business. Some renovations will be done to the old branch office building before the accounting staff is moved from the current executive offices building. Mr. Bennett, President and CEO, has moved his office from the executive office building to the new branch office building. Once the accounting personnel are relocated to the old branch office, the executive office building, with a carrying value of approximately $100,000, will be razed and used for additional parking. Once the building is removed the remaining carrying value associated with the building, and the costs of the razing, will be classified as land and will not impact the income statement.

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

                                                                For the three months Ended June 30,
                                         ----------------------------------------------------------------------------------
                                                          2007                                       2006
                                         ---------------------------------------    ---------------------------------------
                                           Average                      Yield/        Average                      Yield/
                                           Balance      Interest       Cost (6)       Balance      Interest       Cost (6)
                                         -----------   -----------   -----------    -----------   -----------   -----------
                                                                       (Dollars in thousands)
Loans, net (1)                           $   108,791   $     1,853          6.83%   $   103,946   $     1,738          6.71%
Securities (2)                                11,655           143          4.92%        11,364           125          4.41%
Other short-term investments                   1,865            24          5.16%         1,196            14          4.70%
                                         -----------   -----------                  -----------   -----------
   Total interest-earning assets             122,311         2,020          6.62%       116,506         1,877          6.46%
                                                       -----------                                -----------
Non-interest-earning assets                   10,423                                      8,854
                                         -----------                                -----------
   Total assets                          $   132,734                                $   125,360
                                         ===========                                ===========

Savings and club accounts (3)            $    18,831            48          1.02%   $    20,045            51          1.02%
Time certificates                             39,343           468          4.77%        37,690           380          4.04%
NOW and money market accounts                 12,783            39          1.22%        11,589            35          1.21%
Borrowings                                    35,329           431          4.89%        32,400           364          4.51%
                                         -----------   -----------                  -----------   -----------
   Total interest-bearing liabilities        106,286           986          3.72%       101,724           830          3.27%
                                                       -----------                                -----------
Non-interest-bearing liabilities               6,122                                      4,311
                                         -----------                                -----------
   Total liabilities                         112,408                                    106,035
Shareholders' equity                          20,326                                     19,325
                                         -----------                                -----------
   Total liabilities and
    shareholders' equity                 $   132,734                                $   125,360
                                         ===========                                ===========

Net interest income/spread (4)                         $     1,034          2.90%                 $     1,047          3.19%
                                                       ===========   ===========                  ===========   ===========
Net earning assets/net interest
 margin (5)                              $    16,025                        3.39%   $    14,782                        3.60%
                                         ===========                 ===========    ===========                 ===========
Ratio of average interest-earning
  Assets to average interest-
  bearing liabilities                           1.15x                                      1.15x
                                         ===========                                ===========

Notes appear on following page

                                                                 For the nine months Ended June 30,
                                         ----------------------------------------------------------------------------------
                                                          2007                                       2006
                                         ---------------------------------------    ---------------------------------------
                                           Average                      Yield/        Average                      Yield/
                                           Balance      Interest       Cost (6)       Balance      Interest       Cost (6)
                                         -----------   -----------   -----------    -----------   -----------   -----------
                                                                       (Dollars in thousands)
Loans, net (1)                           $   108,914   $     5,584          6.85%   $   102,516   $     5,113          6.67%
Securities (2)                                11,208           401          4.78%        11,817           392          4.44%
Other short-term investments                   1,282            49          5.11%           605            23          5.08%
                                         -----------   -----------                  -----------   -----------
   Total interest-earning assets             121,404         6,034          6.65%       114,938         5,528          6.43%
                                                       -----------                                -----------
Non-interest-earning assets                   10,128                                      8,759
                                         -----------                                -----------
   Total assets                          $   131,532                                $   123,697
                                         ===========                                ===========

Savings and club accounts (3)            $    18,950           145          1.02%   $    19,811           151          1.02%
Time certificates                             38,931         1,346          4.62%        33,370           918          3.68%
NOW and money market accounts                 12,316           114          1.24%        11,788           101          1.15%
Borrowings                                    35,537         1,289          4.85%        35,395         1,147          4.33%
                                         -----------   -----------                  -----------   -----------
   Total interest-bearing liabilities        105,734         2,894          3.66%       100,364         2,317          3.09%
                                                       -----------                                -----------
Non-interest-bearing liabilities               5,609                                      4,264
                                         -----------                                -----------
   Total liabilities                         111,343                                    104,628
Shareholders' equity                          20,189                                     19,069
                                         -----------                                -----------
   Total liabilities and
    shareholders' equity                 $   131,532                                $   123,697
                                         ===========                                ===========

Net interest income/spread (4)                         $     3,140          2.99%                 $     3,211          3.34%
                                                       ===========   ===========                  ===========   ===========
Net earning assets/net interest
 margin (5)                              $    15,670                        3.46%   $    14,574                        3.74%
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

                                               Three months ended June 30,                 Nine months ended June 30,
                                                      2007 vs. 2006                              2007 vs. 2006
                                               Increase (Decrease) Due To:                Increase (Decrease) Due To:
                                         ---------------------------------------    ---------------------------------------
                                            Volume        Rate          Total          Volume        Rate          Total
                                         -----------   -----------   -----------    -----------   -----------   -----------
                                                                       (Dollars in thousands)
INTEREST-EARNING ASSETS:

Loans                                    $        83   $        32   $       115    $       329           142   $       471
Securities                                         3            15            18            (12)           21             9
Other short-term investments                       9             1            10             26             -            26
                                         -----------   -----------   -----------    -----------   -----------   -----------
   Total interest-earning assets                  95            48           143            343           163           506
                                         -----------   -----------   -----------    -----------   -----------   -----------

INTEREST-BEARING LIABILITIES:

Savings and club accounts                         (3)            -            (3)            (6)            -            (6)
Time certificates                                 17            71            88            169           259           428
NOW and money market accounts                      4             -             4              5             8            13
Borrowings                                        35            32            67              5           137           142
                                         -----------   -----------   -----------    -----------   -----------   -----------
   Total interest-bearing liabilities             53           103           156            173           404           577
                                         -----------   -----------   -----------    -----------   -----------   -----------

Net change in net interest income        $        42   $       (55)  $       (13)   $       170   $      (241)  $       (71)
                                         ===========   ===========   ===========    ===========   ===========   ===========

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2007 AND SEPTEMBER 30, 2006.

      During the nine months from September 30, 2006 through June 30, 2007, total assets increased $2.5 million, or 1.92%, from $130.1 million to $132.6 million. Net loans increased by $947,000, or 0.90%, from $105.6 million to $106.6 million during the same period. The increase in loans resulted from increases of $2.2 million in real estate loans and $0.2 million in other commercial loans combined with a decrease of $1.4 million in other consumer loans. The decrease in other consumer loans was primarily the result of a decrease in automobile loans.

      Borrowed funds from FHLB, consisting of advances and security repurchase obligations, were $34.6 million on June 30, 2007, down from $35.3 million at September 30, 2006. The decrease of $0.7 million in borrowed funds was the result of an increase in deposits. Deposits increased $2.5 million, or 3.4%, during the nine months from $72.5 million to $75.0 million. Increases in demand deposits, NOW and money market accounts, and time deposits of $0.8 million, $1.1 million and $1.8 million, respectively, more than offset a decrease of $1.2 million in savings accounts. Brokered deposits accounted for $1.5 million of the increase in time deposits.

      Shareholders' equity increased by $559,000 during the first nine months of this fiscal year, as net income of $667,000, combined with $124,000 from the allocation and amortization of SOP, ESOP and MRP shares and $39,000 from the exercise of stock options, more than offset the payment of a cash dividend of $158,000 to our shareholders and a decrease of $113,000 in the unrealized gains, net of taxes, in the available-for-sale securities portfolio. Treasury stock was used to supply 7,975 shares needed when five individuals exercised some of their vested stock options.

      At June 30, 2007, non-performing assets were 0.48% of total assets, down from 0.53% at September 30, 2006. Non-performing loans were 0.51% of total loans at June 30, 2007, down from 0.64% at September 30, 2006. A summary of the Company's non-performing assets and related ratios follows (dollars in thousands):

                                                June 30,       September 30,
      Non-performing assets                       2007             2006
      ------------------------------------    -------------    -------------
      Non-accrual loans
      Residential mortgages
       and home equity loans                  $          94    $         183
      Commercial mortgages                              446              247
      Consumer other                                      6               22
      Commercial other                                    -                -
                                              -------------    -------------
         Total non-accrual loans                        546              452

      Residential mortgage loans over 90
       days delinquent and still accruing                 -              228
                                              -------------    -------------
         Total non-performing loans                     546              680

      Foreclosed real estate                             85                -
      Other repossessed assets                            3               11
                                              -------------    -------------
         Total non-performing assets          $         634    $         691
                                              =============    =============

      Non-performing loans to total loans              0.51%            0.64%

      Non-performing assets to
       total assets                                    0.48%            0.53%

      The Company had no loans more than 90 days delinquent and still accruing at June 30, 2007 and $228,000 of such loans at September 30, 2006.

      At June 30, 2007, one non-accrual residential mortgage in the amount of $70,000 and two non-accrual commercial mortgage loans totaling $446,000 were in foreclosure proceedings.

      Management believes that these non-performing loans are adequately secured by collateral. Further, management is not aware of any factors common to these loans, which caused their non-performance or any developments that suggest an upward trend in delinquencies. Accordingly, while we will continue to monitor asset quality, management has determined that a $41,000 decrease in the loan loss allowance to $907,000 at June 30, 2007, is appropriate at this time based on the history of losses in the loan portfolio over the past six years.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006.

      General. Our net income for the three months ended June 30, 2007 was $268,000, an increase of $59,000, or 28.23%, from last year's net income of $209,000 for the same period. The increase in net income was the result of the combination of the following factors:

      1. net interest income decreased by $13,000 as interest income increased $143,000, mainly due to the growth in loans, and interest expense increased $156,000,

      2.  non-interest income grew by $158,000 over last year's period,

      3. the provision for loan losses decreased by $15,000 for the third quarter of this fiscal year versus last fiscal year,

      4. non-interest expense increased by $54,000 in the three month period this year compared to last year's period and

      5.  income taxes increased $47,000.

      Basic earnings per share and diluted earnings per share were both $0.12 for this year's quarter versus $0.09 in last year's quarter.

      Interest Income. Interest income increased $143,000, or 7.62%, from $1,877,000 for the three months ended June 30, 2006 to $2,020,000 for the three months ended June 30, 2007. An increase of 16 basis points (0.16%) in the average interest rate earned on our interest-earning assets, from 6.46% in last year's quarter to 6.62% in this year's quarter, resulted in an increase of $48,000 in interest income, while a $5.8 million increase in the average balance of interest-earning assets resulted in an increase of $95,000 in interest income.

      Interest income on loans increased by $115,000, or 6.62%, in this year's quarter from the same period last year. The average yield on loans was 6.83% for the three month period ending June 30, 2007, an increase of 12 basis points (0.12%), from 6.71% for the three month period ending June 30, 2006. The increased yield resulted in an increase of $32,000 in interest income, while an increase of $4.9 million in the average balance of loans from $103.9 million to $108.8 million resulted in an increase of $83,000 in interest income.

      Loan growth from July 1, 2006 through June 30, 2007 was very good as indicated by the growth by $4.9 million of the average balance of loans from the three months ended June 30, 2006 to the three months ended June 30, 2007. However, nearly all of the growth occurred from April 1, 2006 through December 31, 2006 since the average balance of loans for the three months ended June 30, 2007 increased only $0.1 million to $108.8 million from $108.7 million for the three months ended December 31, 2006. This slow down in loan growth has been deliberate as we increased our loan rates in response to an increase in funding costs. The current interest rate environment has been characterized by an inverted yield curve, meaning that the interest rates at the short end of the curve, from overnight investments to one-year maturities, are higher than rates on maturities from one to ten years. In this environment, loan arbitrage opportunities, in which we match borrowings against mortgage loans, are no longer as attractive as those we created in prior periods which continue to produce income even though the spread has narrowed. We have therefore decided not to grow the loan portfolio by growing borrowings until funding costs stabilize and margins begin expanding, and instead, will invest available funds in liquid assets, mainly our available for sale securities portfolio. We are reducing our lending activity to preserve our external funding capabilities for when margins improve. We expect that when short-term interest rates are adjusted downward resulting in a positive yield curve, new arbitrage opportunities will become available and we will look to grow the loan portfolio more aggressively.

      Interest income on securities and other short-term investments increased by $28,000, or 20.14% for the quarter ended June 30, 2007 versus the quarter ended June 30, 2006. An increase in the yield on our securities portfolio of 51 basis points, or 0.51%, from 4.41% in last year's quarter to 4.92% in this year's quarter resulted in an increase of $15,000 in interest income while an increase of $0.3 million in the average balance of securities over the same period increased interest income by $3,000. Over the same time frame, a 46 basis point, or 0.46%, increase in the average interest rate earned on other short-term investments increased interest income by $1,000, while an increase of $0.7 million in the average balance of other short-term investments increased interest income by $9,000.

      Interest Expense. Interest expense increased $156,000, or 18.80%, in the third quarter of fiscal 2007 versus the third quarter of fiscal 2006. An increase of 45 basis points (0.45%) in the average rate we paid on interest-bearing liabilities from 3.27% last year to 3.72% this year resulted in an increase of $103,000 in interest expense, while an increase of $4.6 million from $101.7 million to $106.3 million in the average balance of interest-bearing liabilities resulted in a $53,000 increase in interest expense.

      Interest expense decreased $3,000, or 5.88%, on savings and club accounts due to a decrease of $1.2 million in the average balance from $20.0 million in last year's quarter to $18.8 million in this year's quarter. Comparing the three months ended June 30, 2007 to the three months ended June 30, 2006, interest expense increased on NOW and money market accounts, time deposits and borrowed funds by $4,000, $88,000 and $67,000, respectively. The average balance of NOW and money market accounts increased by $1.2 million from the 2006 fiscal quarter to the 2007 fiscal quarter resulting in a $4,000 increase in interest expense. Over the same period, an increase of 73 basis points, or 0.73%, in the average rate we paid on time deposits increased interest expense by $71,000, while an increase in the average balance of time deposits of $1.7 million resulted in an increase of $17,000 in interest expense. The cost of our borrowed funds increased by 38 basis points, or 0.38%, from the third quarter of fiscal 2006 to the third quarter of fiscal 2007, resulting in an increase of $32,000 in interest expense, while an increase in the average balance of borrowed funds of $2.9 million resulted in an increase of $35,000 in interest expense.

      Net Interest Income. Our net interest income decreased by $13,000, or 1.24%, from $1,047,000 for the three month period ending June 30, 2006 to $1,034,000 for the three month period ending June 30, 2007, as interest income increased by $143,000 and interest expense increased by $156,000, as described above.

      Our interest rate spread (the difference between the average rate we earn and the average rate we pay) decreased by 29 basis points, or 0.29%, from 3.19% in last year's quarter to 2.90% in this year's quarter. Also, net interest margin decreased by 21 basis points (0.21%) to 3.39% in the third fiscal quarter of 2007, down from 3.60% in the corresponding quarter of 2006.

      Average capital represented 16.6% of average interest-earning assets for the quarters ended June 30, 2007 and 2006. Changes in the average capital ratio measure changes in leverage. Since the ratio did not change, it reflects that our leveraging remained the same. Our ratio of average interest-earning assets to average interest-bearing liabilities was 1.15 times in both 2006 and 2007.

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

      For the three months ended June 30, 2007, we did not record a provision for loan losses, compared to $15,000 in the same quarter last year. At June 30, 2007 and 2006, the ratio of our loan loss allowance to total loans was 0.85% and 0.88%, respectively. On March 31, 2007, the allowance was $921,000, or 0.86% of total loans, and we determined at the end of the third quarter that the appropriate level for the allowance was $907,000. We had charge-offs during the quarter of $23,000 and recoveries of $9,000.

      Our level of non-accruing loans, loans 90 days and still accruing and restructured loans was $546,000, or 0.51% of total loans at June 30, 2007 compared to $536,000, or 0.50% of total loans at March 31, 2007. There was a slight decrease in the ratio of the loan loss allowance to total loans from 0.86% at March 31, 2007 to 0.85% at June 30, 2007.

      Non-interest Income. Our non-interest income increased $158,000 from $109,000 in the 2006 quarter to $267,000 in the 2007 quarter. Two items, realized gain on the sale of available for sale securities and income on the assets of the deferred directors fees plan accounted for most of that gain with increases of $96,000 and $43,000, respectively.

      Non-interest Expenses. Non-interest expenses increased $54,000 from $826,000 for the 2006 fiscal third quarter to $880,000 for the 2007 fiscal third quarter. Directors fees expense increased by $47,000, of which $43,000 represents an increase in deferred fees income and $4,000 represents additional payments to directors for meetings held this year. The increase in professional fees by $22,000 is due to the consultant costs associated with SOX 404 implementation and occupancy and equipment cost increased $29,000 due to the new office in Gouverneur. Offsetting these increases in part was a decrease in salaries and employee benefits of $43,000, $37,000 of which is related to an adjustment that was made to accrued compensation expense in last year's quarter to reflect an increased estimate of annual employee bonuses.

      At June 30, 2007 we had thirty-one full-time and four part-time employees and on June 30, 2006 we had thirty-three full-time employees and one part-time employee.

      Income tax expense. Our income tax expense increased by $47,000, or 44.3%, from $106,000 for the third quarter of fiscal 2006 to $153,000 for the same quarter of fiscal 2007. The increased expense was the result of an increase in income before income tax of $106,000, or 33.7%, from $315,000 for the first nine months last fiscal year to $421,000 for the first nine months of this fiscal year. Our effective tax rate was 36.3% for the three months ended June 30, 2007 compared to 33.7% for the same period in 2006. The increased effective tax rate in the current quarter is due to a larger percentage of our pre-tax income being taxable.

COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JUNE 30, 2007 AND 2006.

      General. Our net income for the nine months ended June 30, 2007 was $667,000, a decrease of $223,000, or 25.06%, from last year's $890,000. The following operating results combined to produce the increase:

      1. net interest income decreased by $71,000 as interest income increased $506,000 and interest expense increased $577,000,

      2.  provision for loan losses decreased by $50,000,

      3.  non-interest income decreased by $35,000,

      4.  non-interest expenses increased $254,000 and

      5. income taxes decreased by $87,000 as a result of the decrease in pre-tax income.

      Basic earnings per common share and diluted earnings per common share were both $0.29 for the first nine months of this fiscal year and were $0.40 and $0.39, respectively, for the first nine months of the last fiscal year.

      Interest Income. Interest income increased by $506,000, or 9.15%, from $5,528,000 for the nine months ended June 30, 2006 to $6,034,000 for the nine months ended June 30, 2007. Average interest-earning assets increased $6.5 million, or 5.66%, from $114.9 million for the first nine months of fiscal year 2006 to $121.4 million for the same period this year. The increase was the result of a $6.4 million increase in the average balance of loans from $102.5 million in fiscal 2006 to $108.9 million in fiscal 2007, combined with a small increase in the average balance of securities and other investments of $0.1 million from $12.4 million last year to $12.5 million this year.

      The average interest rate we earned on our interest-earning assets was 22 basis points (0.22%) higher in the first nine months this year than last year as the average rate rose from 6.43% last year to 6.65% this year. The average rate earned on loans increased 18 basis points (0.18%) from 6.67% last year to 6.85% this year, while the average rate earned on securities increased by 34 basis points, or 0.34%, from 4.44% last year to 4.78% this year, and the average rate on other short-term investments, primarily FHLB deposits, increased by 3 basis points (0.03%) from 5.08% to 5.11%.

      The increase in the average interest rate earned on loans resulted in an increase of $142,000 in interest income, while the increase in the average balance of loans increased interest income by $329,000, totaling a $471,000 increase in interest income for the loan portfolio.

      For securities and other short-term investments, an increase in interest rates earned resulted in an increase in interest income of $21,000, while the increase in the average balances increased interest income by $14,000 resulting in a total increase of $35,000 in interest income.

      Overall, the increases in the average interest rates increased interest income by $163,000, while the increase in the volume of interest-earning assets produced a $343,000 increase in interest income, for a total increase of $506,000 in interest income.

      Interest Expense. Interest expense increased by $577,000 from $2,317,000 for the first nine months of 2006 to $2,894,000 for the first nine months of 2007 as a result of both interest rate increases and an increase in average interest-bearing liabilities. An increase of 57 basis points (0.57%) in the average rate we paid on interest-bearing liabilities from 3.09% in 2006 to 3.66% in 2007 increased interest expense by $404,000, while an increase in the average balance of interest-bearing liabilities of $5.3 million, from $100.4 million at June 30, 2006 to $105.7 million at June 30, 2007, resulted in additional interest expense of $173,000.

      Interest expense increased on NOW and money market accounts, time deposits and borrowings by $13,000, $428,000 and $142,000, respectively, while it decreased $6,000 on savings and club accounts for the nine months ending June 30, 2007 versus the nine months ending June 30, 2006. These changes were comprised of the following components:

      1. a decrease of $0.8 million in the average balance of savings and club accounts, from $19.8 million to $19.0 million, resulted in a decrease of $6,000 in interest expense,

      2. the average rate we paid on NOW and money market accounts increased by 9 basis points (0.09%) from 1.15% to 1.24%, resulting in an increase of $8,000 in interest expense, while an increase of $0.5 million, from $11.8 million to $12.3 million in the average balance of these accounts resulted in an increase of $5,000 in interest expense, and

      3. the average interest rate on time deposits increased 94 basis points (0.94%) from 3.68% to 4.62%, resulting in a $259,000 increase in interest expense, while a $5.5 million increase in the average balance of time deposits, from $33.4 million to $38.9 million, increased interest expense by $169,000.

      4. an increase of 52 basis points (0.52%), from 4.33% to 4.85% on the average rate we paid on borrowed funds increased interest expense by $137,000, while an increase of $0.1 million in the average amount of those borrowings, from $35.4 million to $35.5 million, increased interest expense by $5,000.

      Net Interest Income. The net effect of the increases in interest income and interest expense was a decrease of $71,000, or 0.02%, in net interest income from $3,211,000 for the first nine months of the 2006 fiscal year to $3,140,000 for the first nine months of the 2007 fiscal year. Our interest rate spread (the difference between the average rate we earn and the average rate we pay) decreased by 35 basis points (0.35%) from 3.34% last year to 2.99% this year. Net interest margin decreased by 28 basis points (0.28%) from 3.74% for the first nine months of fiscal 2006, to 3.46% for the first nine months of fiscal 2007.

      Average capital represented 16.6% of average interest-earning assets for the nine months ended June 30, 2007 and June 30, 2006. Our ratio of average interest-earning assets to average interest-bearing liabilities was 1.15 times in both 2007 and 2006.

      Provision for Loan Losses. Year to date, we had charge-offs of $73,000 and recoveries of $17,000. We provided $15,000 for loan losses for the first nine months of this fiscal year as compared to $65,000 for the first nine months of the past fiscal year. At June 30, 2007 and 2006 the ratio of our loan loss allowance to total loans was 0.85% and 0.88%, respectively. As disclosed in the comparison of financial condition discussion, our level of non-accruing loans, loans 90 days past due and still accruing and restructured loans was $546,000, or 0.51% of total loans at June 30, 2007 compared to $680,000, or 0.64% of total loans at September 30, 2006. Management believes that these loans are adequately secured and do not require any adjustment to the allowance for loan losses.

      Non-interest Income. Non-interest income was $35,000 lower for the first nine months of this year versus the same period last year. The main reason the decrease occurred was because of two income items we had last year, but not this year. The first was $62,000 in death benefit income on life insurance policies insuring a director and the second was a $7,000 gain on the sale of loans. We also had $32,000 more in realized gain on sale of foreclosed assets in last year's nine-month period than in this year's period. Partially offsetting these reductions in income were increases of $44,000 in income on the deferred directors fees plan, $10,000 in income on bank-owned life insurance and $9,000 in loan fees.

      Non-interest Expense. Non-interest expenses increased by $254,000 for the first nine months of fiscal 2007 compared to fiscal 2006. There were increases in salaries and benefits of $57,000, directors fees of $44,000, occupancy and equipment of $51,000, postage and supplies of $12,000 and professional fees of $30,000. We also had a $58,000 increase in other non-interest expenses, including $24,000 in contributions, $15,000 in advertising, $9,000 in ATM card expense and $6,000 in telephone expense. The $44,000 increase in director's fees represents the offsetting expense to the gain in income on the deferred fees plan mentioned under non-interest income due to the increased liability to the participants in the plan. Professional fees includes $29,000 in costs incurred for compliance with the Sarbanes-Oxley Act of 2002, Section 404 requiring management of public companies to assess and report on the effectiveness of their internal controls over financial reporting. As a small business filer, we are required to comply by September 30, 2008. We expect expenses of approximately $40,000 will be incurred this fiscal year.

      Income tax expense. Our income tax expense year-to-date decreased by $87,000, or 19.5%, from $447,000 last year to $360,000 this year. The decreased expense was the result of decreased income before income tax of $310,000, or 23.2%, from $1,337,000 for the first nine months last fiscal year to $1,027,000 for the first nine months of this fiscal year. Our effective tax rate was 35.1% for the nine months ended June 30, 2007 compared to 33.4% for the same period in 2006. The effective rate was increased in part because there is no non-taxable death benefit from life insurance this year.

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

      In general, we manage our liquidity by maintaining a sufficient level of short-term investments so funds are readily available for investment in loans when needed. During the nine months ended June 30, 2007, we increased our cash and cash equivalents by $620,000. We have originated $17.3 million of new loans. However, loans, net, after payments, charge-offs and transfers to foreclosed real estate, increased by $947,000 over this period.

      Deposits increased by $2.5 million during the nine months ended June 30, 2007. Brokered deposits accounted for $1.5 million of this increase. In addition to factors within our control, such as our deposit pricing strategies and our marketing efforts, deposit flows are affected by the level of general market interest rates, the availability of alternate investment opportunities, general economic conditions, and other factors outside our control. We decreased our borrowings by $0.7 million during this same period.

      We monitor our liquidity regularly. Excess liquidity is invested in overnight federal funds sold and other short-term investments. If we need additional funds, we can borrow those funds, although the cost of borrowing money is normally higher than the average cost of deposits. As a member of the Federal Home Loan Bank of New York, the Bank can arrange to borrow an additional $17.4 million against our one to four family first mortgage portfolio. We have used borrowed funds to help us leverage capital we received from our stock sale, but have not needed borrowings to cover liquidity shortfalls. In addition to borrowings, we believe that, if we need to do so, we can attract additional deposits by increasing the rates we offer.

      We measure liquidity on a monthly basis and want to maintain a liquidity ratio of between 5% and 15%. At June 30, 2007, the ratio was 5.96% as compared to 6.04% on June 30, 2006.

OFF BALANCE SHEET ARRANGEMENTS

      The Company's financial statements do not reflect off-balance sheet arrangements that are made in the normal course of business. These off-balance sheet arrangements consist of unfunded loans.

      We had $2.1 million in outstanding commitments to make loans at June 30, 2007, along with $4.5 million of unused home equity, commercial and overdraft lines of credit. We also have a commitment to sell the $2.1 million guaranteed portion of a USDA guaranteed loan we originated. We are awaiting final USDA approval for the sale. We anticipate that we will have enough liquid funds to meet our current loan commitments, purchase commitments and to fund draws on the lines of credit through the normal turnover of our loan and securities portfolios. At June 30, 2007, we had $32.0 million of time certificates scheduled to mature within one year. We anticipate that we can retain substantially all of those deposits if we need to do so to fund loans and other investments as part of our efforts to grow and leverage our capital.

CAPITAL RESOURCES

      The OTS has minimum capital ratio requirements applying to the Bank, but there are no comparable minimum capital requirements that apply to the Company as a savings and loan holding company. At June 30, 2007, the Bank exceeded all regulatory capital requirements of the OTS applicable to it, with Tier I capital of $20.0 million, or 15.1% of adjusted total assets and with total risk-based capital of $20.9 million, or 27.2% of risk-weighted assets. The Bank also had tangible capital of $20.0 million, or 15.1% of average tangible assets. The Bank was classified as "well capitalized" at June 30, 2007 under OTS regulations.

ITEM 3.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. The term "disclosure controls and procedures" is defined in Rule 13a-14(c) of the Securities Exchange Act of 1934, or (the "Exchange Act"). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2007, and they have concluded as of that date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

(b) Changes in Internal Controls. There were no significant changes to our internal controls or in the other factors that could significantly affect our internal controls during the quarter ended June 30, 2007, including any corrective actions with regard to significant deficiencies and material weakness.

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

                                      Gouverneur Bancorp, Inc.


Date: August 3, 2007                  By: /s/ Richard F. Bennett
                                          --------------------------------------
                                          Richard F. Bennett
                                          President and Chief Executive Officer
                                          (principal executive officer
                                          and officer duly authorized to sign on
                                          behalf of the registrant)


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