Form 10KSB
period 2007-09-30
GOUVERNEUR BANCORP INC
filed 2007-12-19
CIK 1063942

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB


                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2007


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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ].

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

Gouverneur Bancorp, Inc.'s revenues for the fiscal year ended September 30, 2007 were $8,826,000.

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the final closing price of such stock on December 11, 2007, was approximately $7,009,000. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

As of December 11, 2007, there were 2,300,059 issued and outstanding shares of the Registrant's Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

Part II of Form 10-KSB-Annual Report to Stockholders for the fiscal year ended September 30, 2007. Part III of Form 10-KSB-Portions of Proxy Statement for 2008 Annual Meeting of Stockholders.

Transitional Small Business Disclosure Format. YES [ ] NO [X]

                                     PART I

Item 1. Description of Business

General

         Gouverneur Bancorp, Inc. ("We" or the "Company") is a corporation organized under the laws of the United States. The Company's assets consist primarily of all the outstanding capital stock of its wholly owned subsidiary, Gouverneur Savings and Loan Association (the "Bank") and its principal business is the ownership of the Bank. At September 30, 2007, Cambray Mutual Holding Company ("Cambray MHC"), the Company's parent mutual holding company, held 1,311,222 shares or 57.0% of the Company's issued and outstanding common stock, and shareholders other than Cambray MHC held 988,837 shares, or 43.0% of the issued and outstanding common stock. The Company is a savings and loan holding company registered with the Office of Thrift Supervision ("OTS") and subject to regulation under federal banking laws and regulation. In this document, references to the Company include the Bank, unless the context denotes otherwise, and references to the "Registrant" refer to the Company.

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

         The Company's revenues come principally from interest on loans and securities. The Company's primary sources of funds are deposits, borrowings from the Federal Home Loan Bank of New York ("FHLB") and proceeds from principal and interest payments on loans and securities. At September 30, 2007, the Company had $132.6 million in assets, $76.2 million in deposits, $33.2 million in borrowings from the FHLB and $20.4 million in total equity, as compared with last year's balances of $130.1 million, $72.5 million, $35.3 million and $19.9 million, respectively. Net loans increased by $0.5 million, or 0.5%, from $105.6 million on September 30, 2006 to $106.1 million on September 30, 2007.

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

         Market Area

         The Bank, a community oriented financial institution, which was chartered in 1892, has been headquartered in the Town and Village of Gouverneur since its formation. The Bank's deposits are insured, up to the applicable limits, by the Federal Deposit Insurance Corporation ("FDIC"). Through the Bank's two full service branch offices the Company services a primary market area consisting of southern St. Lawrence County and northern Jefferson and Lewis Counties in New York State. The Company estimates that the population in this market area is approximately 100,000. The Company's market area is predominately rural with many small towns. The population works in diverse industries, including manufacturing, agriculture, retail trades, construction, mining, health care, education and government service.

         The largest private employers in the market area are a mining company, a paper mill and a regional drug store chain combined with its warehouse and distribution center. One area paper mill recently re-opened and now employs about 92 people. Another local paper mill remains out of production with no signs of opening. Two years ago, a zinc mining operation re-opened and currently has approximately 220 employees. This has provided an economic lift to the community since the mine is located squarely within the Bank's market area.

         Fort Drum, a major military installation, is located at the southern edge of the Company's primary market area. The market area for our Alexandria Bay office is dominated by tourist related businesses along the St. Lawrence River. The two largest resort hotels are year round businesses, while most others are seasonal and service the expanded spring and summer population. Most of the full-time residents are employed in Watertown, NY, the largest city in the Company's three-county market area, with a population of about 30,000, and the county seat for Jefferson County. The New York State Department of Transportation and Jefferson County offices are both located in Watertown and are major employers. There are several small to medium sized manufacturers, including a paper mill in Watertown. Watertown provides the major retail shopping center for the three counties and also attracts shoppers from Canada who enter the United States via the Thousand Islands Bridge and travel approximately 30 miles to Watertown.

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

Competition

         The Company's principal competitors for deposits are other savings and loan associations, savings banks, commercial banks and credit unions in the Company's market area, as well as money market mutual funds, insurance companies and securities and brokerage firms, many of which are substantially larger in size with larger financial and marketing resources than the Company. The Company's competition for loans comes principally from savings banks, savings and loan associations, commercial banks, mortgage bankers, finance companies and other institutional lenders, many of whom operate through the internet, as well as traditional retail offices. Direct or indirect competition for loans from nationally recognized secondary market lenders has increased in recent years, having the effect of both reducing the Company's market share and driving down the interest rates it can earn on residential mortgages. The Company's principal methods of competition include loan and deposit pricing, flexible underwriting which permits variation from secondary market underwriting requirements when believed appropriate, maintaining close ties with its local community, advertising and marketing programs, local decision making and personalized services. Recent acquisitions of other banks in northern New York by larger institutions may have also given the Company an edge in the competition for those local residents who prefer doing business with a local financial institution.

Lending Activities

         Loan Arbitrage Growth Strategy. During fiscal 2007, we decided to reduce our loan arbitrage growth strategy due to the narrow interest margin between borrowing costs and loan rates. We did manage to grow the loan portfolio slightly, but we were able to reduce both borrowed funds and brokered deposits at the same time and thus fund the growth with local deposits.

         Loan Portfolio Composition. The Company's loans consist primarily of mortgage loans secured by one-to-four family residences. At September 30, 2007, the Company had total gross loans of $106.2 million, an increase of $0.5 million, or 0.5%, from $105.7 million at September 30, 2006. At fiscal year end $88.7 million, or 83.5%, were one-to-four family residential mortgage loans. The small increase resulted from our strategy to slow loan growth until borrowing costs decrease and arbitrage margins improve. Recently, the Fed decreased overnight fed funds rates by a total of 75 basis points and borrowings rates have adjusted accordingly. Now that borrowing costs are reduced, we may activate our growth strategy to increase the loan portfolio by borrowing additional funds from the FHLB or by purchasing brokered deposits.

         We continue to originate mortgages on vacation home properties to buyers who often live and work outside of our geographic area. These loans generally have higher values than inland residences in the region and help to diversify the risk on our portfolio, since those loans are not directly tied to the local economy. However, we have been unable to establish substantial deposit relationships with most of these seasonal home borrowers, and consequently we borrowed funds from the FHLB to support this lending activity. Our combined Alexandria Bay/Clayton residential mortgage loan portfolio increased $0.5 million, from $51.9 million at September 30, 2006 to $52.4 million to September 30, 2007. The Bank's home office in Gouverneur increased residential mortgage loans by $1.8 million, from $34.5 million to $36.3 million over the same period. Total real estate loans, including commercial mortgages, increased to $96.1 million, or 90.5% of total loans this year from $93.9 million, or 88.9% last year.

         The Company's portfolio of other consumer loans, for the most part auto loans, decreased by $1.9 million from last year's total of $10.4 million to $8.5 million this year, as automobile loans decreased by $1.2 million and other consumer loans decreased by $0.7 million. During fiscal 2007, we increased rates on automobile loans, resulting in a decrease in this portfolio, as part of our strategy to slow loan growth overall, as discussed above. Consumer loans represent 8.0% of total loans this year versus 9.8% last year. The Company's ratio of net loans to total assets decreased from 81.2% at September 30, 2006 to 80.0% at September 30, 2007.

         We also deliberately slowed the growth of commercial loans. At September 30, 2007, we had $7.4 million in commercial mortgages and $1.6 million in other commercial loans, as compared to $7.5 million and $1.4 million, respectively, at September 30, 2006.

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

                                                                       At September 30,
                          ---------------------------------------------------------------------------------------------------------
                                 2007                  2006                  2005                  2004                 2003
                          ------------------    ------------------    ------------------    ------------------    -----------------

                                     Percent               Percent               Percent               Percent              Percent
                                       of                    of                    of                    of                   of
                           Amount     total      Amount     total      Amount     total      Amount     total      Amount    total
                          --------   -------    --------   -------    --------   -------    --------   -------    --------  -------
                                                                    (dollars in thousands)
Real estate loans:
  Residential mortgages
    including home
    equities And
    construction loans .. $ 88,672     83.53%   $ 86,416     81.77%   $ 78,616     81.24%   $ 63,580     79.26%   $ 48,660    74.98%
  Commercial mortgages ..    7,406      6.98%      7,512      7.11%      6,472      6.69%      4,108      5.12%      3,624     5.58%
                          --------   -------    --------   -------    --------   -------    --------   -------    --------  -------

Total real estate loans .   96,078     90.51%     93,928     88.88%     85,088     87.93%     67,688     84.38%    52,,284    80.56%

Other loans:
Consumer other ..........    8,506      8.01%     10,369      9.81%     10,489     10.84%      8,909     11.11%      9,234    14.23%
Commercial other ........    1,570      1.48%      1,382      1.31%      1,188      1.23%      3,618      4.51%      3,378     5.21%
                          --------   -------    --------   -------    --------   -------    --------   -------    --------  -------

Total other loans .......   10,076      9.49%     11,751     11.12%     11,677     12.07%     12,527     15.62%     12,612    19.44%
                          --------   -------    --------   -------    --------   -------    --------   -------    --------  -------

Total gross loans .......  106,154    100.00%    105,679    100.00%     96,765    100.00%     80,215    100.00%     64,896   100.00%
                          --------   =======    --------   =======    --------   =======    --------   =======    --------  =======


Deferred loan fees and
   costs, net ...........      888                   911                   844                   699                   497
                          --------              --------              --------              --------              --------
Allowance for loan
   losses ...............     (911)                 (948)                 (869)                 (755)                 (655)
                          --------              --------              --------              --------              --------

Loans, net .............. $106,131              $105,642              $ 96,740              $ 80,159              $ 64,738
                          ========              ========              ========              ========              ========

                           Residential Mortgage Loans

      Residential - First lien. Approximately 55% of the Company's residential mortgage loan portfolio is first lien, fixed-rate mortgage loans with terms up to 25 years, but predominantly for 15 to 20 years. The Company also offers adjustable-rate mortgage loans. The adjustable-rate residential mortgage portfolio was $36.5 million at year-end, or 41.1% of the Company's $88.7 million in residential mortgage loans, compared to September 30, 2006 when $35.6 million, or 41.2% of the $86.4 million in residential loans were adjustable rate loans. Customer preference has strongly favored fixed rate mortgage loans. We have been able to add more adjustable rate loans with our 5/1 ARM loan in which the rate is fixed for the first five years of the term and thereafter adjusts annually. While we have decided not to compete with the secondary fixed rate mortgage market, we have been able to compete with the adjustable rate market and increase our residential mortgage loan portfolio.

      There has been much public discussion about sub-prime lending and the losses that are resulting from that practice. The Company and the Bank have not engaged in any sub-prime lending and we have not experienced any losses to date that would indicate that a problem might exist.

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

      Although fixed-rate mortgage loans may adversely affect the Company's net interest income in periods of rising interest rates, the Company originates such loans to satisfy customer demand. Such loans are generally originated at higher interest rates than those offered on adjustable rate mortgage loans originated. Therefore, during periods of level or declining interest rates, these loans tend to provide higher yields than adjustable loans. Since we hold in our portfolio all of the fixed rate mortgage loans we originate, we price them higher than fixed rate mortgage loans sold in the secondary market. Selling the loans in the secondary market eliminates the interest rate risk and credit risk associated with those loans. We retain those risks and price the loans accordingly. This pricing policy makes the adjustable rate loans more attractive to the customer and has helped to increase the size of that portfolio, as it increased from 23.9% of the residential mortgage portfolio at September 30, 2002 to 41.1% at September 30, 2007. Fixed-rate residential mortgage loans originated by the Company generally include due-on-sale clauses permitting the Company to demand payment in full if the borrower sells the property without the Company's consent. Due-on-sale clauses are an important means of adjusting the rates of the Company's fixed-rate mortgage loan portfolio, and the Company has generally exercised its rights under these clauses.

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

      The maximum loan to value ratio, including prior liens, is 80% for junior mortgage loans. At September 30, 2007, the Company had $5.1 million in outstanding advances on home equity lines of credit, $4.1 million of unused home equity lines of credit and $0.2 million in regular amortizing home equity loans, as compared to $6.8 million, $3.6 million and $0.1 million, respectively, at September 30, 2006.

      Construction Loans. The company offers residential single-family construction loans primarily to persons who intend to occupy the property upon completion of construction. The loans automatically convert to regular amortizing loans after construction is complete. Proceeds of the construction loan are advanced in stages as construction is completed. The loans generally provide for a construction period of not more than twelve months during which the borrower pays interest only. In recognition of the risks involved in such loans, the Company carefully monitors the construction through regular inspections. At September 30, 2007, the Company had $2.1 million of outstanding construction loans. Construction loan levels tend to increase during the summer because of the seasonal nature of residential construction, but even during the summer these loans generally do not represent more than 3% of the Company's loan portfolio. Occasionally, the Company makes construction loans for purposes other than the construction of the borrower's residence, when appropriate opportunities arise.

                            Commercial Mortgage Loans

      The Company has been offering commercial mortgage loans to diversify risk and obtain the higher yield normally associated with this type of loan as compared with residential mortgage loans. This portfolio involves greater risk, more complex underwriting and more administration than residential real estate loans.

      The Company offers commercial mortgage loans with loan-to value ratios up to 70%. The Company offers both fixed and adjustable rate commercial mortgage loans, with 79.4% of the Company's commercial mortgage loan balances at September 30, 2007 having fixed interest rates, an increase from last year's 71.1%. However, a number of the loans are five-year balloon mortgages. This results in a weighted average life for the fixed rate portfolio of approximately
4.7 years.

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

      The Company offers auto loans for both new and used cars. The loans have fixed rates with maturities of not more than five and a half years. At September 30, 2007, the Company had $5.7 million of auto loans, 16.2% lower than the level one year earlier. This was mainly due to the rate increase on automobile loans as part of our strategy to reduce loan growth. Principal is repaid quickly on auto loans because the maximum term is 66 months. That makes it necessary to add new loans to maintain portfolio level. Auto loans are offered in amounts up to 100% of the purchase price of the car. The Company evaluates the credit and repayment ability of the borrower as well as the value of the collateral in determining whether to approve a loan.

      Other Consumer Loans. The Company also makes fixed-rate consumer loans either unsecured or secured by savings accounts or other consumer assets. Consumer loans generally have terms not exceeding five years. Other consumer loans, not including automobile loans, totaled $2.8 million at September 30, 2007, down $0.7 million from $3.5 million at September 30, 2006. Other consumer loans generally have higher interest rates than mortgage loans. The shorter terms to maturity are helpful in managing the Company's interest rate risk. Applications for these loans are evaluated based upon the borrower's ability to repay and the value of any collateral.

                             Other Commercial Loans

      The Company offers commercial non-mortgage loans to local businesses for working capital, machinery and equipment purchases, expansion, and other business purposes. These loans generally have higher yields than mortgage loans, and include installment equipment financing with terms that generally do not exceed seven years, short-term working capital loans, and commercial lines of credit with annual reviews. The Company had $1.6 million of such loans on September 30, 2007, compared to $1.4 million on September 30, 2006.

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

      The following table shows the contractual maturity of the Company's loan portfolio at September 30, 2007. Loans are shown as due based on their contractual terms to maturity. Adjustable rate loans are shown as maturing when the final loan payment is due without regard to rate adjustments. The table does not show the effects of loan amortization, possible prepayments or enforcement of due-on-sale clauses. Non-performing loans are shown as being due based upon their contractual maturity without regard to acceleration due to default.

                   Residential      Commercial       Consumer       Commercial
                    mortgage         mortgage         other            other           Total
                   ------------    ------------    ------------    ------------    ------------
                                                 (in thousands)
Amount due:
Within 1 year      $      1,840    $         10    $        435    $         39    $      2,324
1 to 2 years                350             297           1,095              93           1,835
2 to 3 years                773           1,841           2,030             317           4,961
3 to 5 years              2,095           3,454           4,290           1,044          10,883
5 to 10 years             9,321             806             653              49          10,829
over 10 years            74,293             998               3              28          75,322
                   ------------    ------------    ------------    ------------    ------------
   Total loans     $     88,672    $      7,406    $      8,506    $      1,570    $    106,154
                   ============    ============    ============    ============    ============

      The following table shows, as of September 30, 2007, the amount of loans due after September 30, 2008, and whether they have fixed interest rates or adjustable interest rates.

                                Fixed         Adjustable
                                Rates           Rates           Total
                             ------------    ------------    ------------
                                            (In thousands)

Residential mortgage         $     50,373    $     36,459    $     86,832
Commercial mortgage                 5,874           1,522           7,396
Consumer other                      7,770             302           8,072
Commercial other                    1,191             339           1,530
                             ------------    ------------    ------------
        Total                $     65,208    $     38,622    $    103,830
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

      If the Company acquires the mortgaged property at foreclosure sale or accepts a voluntary deed in lieu of foreclosure, the acquired property is then classified as foreclosed real estate. At September 30, 2007, the Company had one property valued at $85,000 in foreclosed real estate. The Company seeks to dispose of these properties through real estate brokers. The disposition of foreclosed real estate can take six months or more. When real estate is acquired in full or partial satisfaction of a loan, it is initially recorded at the fair value less estimated costs to sell at the date of foreclosure, establishing a new cost basis. Write-downs from the unpaid loan balance to fair value at the time of foreclosure are charged to the allowance for loan losses. Subsequent revenue and expenses from operations and changes in the valuation allowance are charged to other expense. The Company is permitted to finance sales of foreclosed real estate by "loans to facilitate", which may involve a lower down payment or a longer repayment term or other more favorable features than generally would be granted under the Company's underwriting guidelines. At September 30, 2007, the Company had fourteen "loans to facilitate," totaling $337,000, of which one loan in the amount of $15,000 was not current in accordance with its terms.

      Late notices are sent on all consumer loans when a payment is more than 10 days past due. When an automobile loan becomes 60 days past due, the Company seeks to repossess the collateral. If the default is not cured, then upon repossession the Company sells the automobile as soon as practicable by public notice and auction. The remaining balance of the loan is fully charged off when the loan is 120 days past due. When other types of non-mortgage loans become past due, the Company takes measures to cure defaults through contacts with the borrower and takes appropriate action, depending upon the borrower and the collateral, to obtain repayment of the loan. The Company had one repossessed asset in the amount of $3,000 at September 30, 2007.

      The following table sets forth the Company's loan delinquencies by type, by amount and by percentage of each loan category at September 30, 2007.


                                                                   Loans Delinquent For:
                     -------------------------------------------------------------------------------------------------------------
                                  60-89 Days                        90 Days or More (1)               Total Delinquent Loans
                     -----------------------------------   ----------------------------------   ----------------------------------
                                                                  (Dollars in thousands)

                                                Percent                              Percent                              Percent
                                                of loan                              of loan                              of loan
                         No.        Amount      Category       No.        Amount     category       No.        Amount     category
                     ---------    ----------    --------   ----------   ----------   --------   ----------   ----------   --------
Residential mortgage        14    $      438        0.49%          12   $      424       0.48%          26   $      862       0.97%
Commercial mortgage         --            --        0.00%           1          249       3.36%           1          249       3.36%
Consumer other              10            88        1.03%           1            1       0.01%          11           89       1.04%
Commercial other            --            --        0.00%          --           --       0.00%          --           --       0.00%
                     ---------    ----------               ----------   ----------              ----------   ----------
     Total                  24    $      526        0.50%          14   $      674       0.63%          38   $    1,200       1.13%
                     =========    ==========               ==========   ==========              ==========   ==========

(1) These loans are included as non-accrual loans or as residential mortgage loans over 90 days delinquent and still accruing in the following table on non-performing assets.

         The following table presents information with respect to the Company's non-performing assets (which generally include loans that are delinquent for 90 days or more, restructured loans and foreclosed real estate) at the dates indicated.


                                                               At September 30,
                                       --------------------------------------------------------------
                                          2007         2006         2005         2004         2003
                                       ----------   ----------   ----------   ----------   ----------
                                                            (Dollars in thousands)
Non-accrual loans:
Residential mortgage                   $      127   $      183   $      115   $      247   $      198
Commercial mortgage                           249          247          275           --           83
Consumer other                                  1           22            3            5           85
Commercial other                               --           --           --           --          112
                                       ----------   ----------   ----------   ----------   ----------
     Total non-accrual loans                  377          452          393          252          478

Restructured commercial mortgage               --           --           --          104          225
Restructured commercial other                  --           --           --           24           --
Residential mortgage loans over 90
days delinquent and still accruing            297          228           --           --           --
                                       ----------   ----------   ----------   ----------   ----------
     Total non-performing loans               674          680          393          380          703

Foreclosed real estate                         85           --           --           53           92
Other repossessed assets                        3           11            6            9           29
                                       ----------   ----------   ----------   ----------   ----------

     Total non-performing assets       $      762   $      691   $      399   $      442   $      824
                                       ==========   ==========   ==========   ==========   ==========

Non-performing loans as a percent
of total gross loans                         0.63%        0.64%        0.39%        0.47%        1.08%

Non-performing assets as a percent
of total assets                              0.57%        0.53%        0.33%        0.42%        0.92%

Allowance for loan losses as a
percent of non-performing loans            135.16%      139.41%      221.12%      198.68%       93.17%

         The Company had eight residential mortgage loans totaling $297,000 which were more than 90 days delinquent and accruing interest at September 30, 2007, six residential mortgage loans totaling $228,000 which were more than 90 days delinquent and accruing interest at September 30, 2006, but no such loans at September 30, 2005, 2004 or 2003.

         During fiscal 2007, the Bank's non-performing assets increased from $691,000 to $762,000. Non-performing loans decreased by $6,000 to $674,000 at September 30, 2007 from $680,000 at September 30, 2006, represented 0.63% of total loans versus 0.64% a year earlier. During fiscal 2007, we incurred $13,800 in losses associated with the $680,000 of non-performing loans at September 30, 2006. Currently, two of the four residential non-accrual mortgages are in foreclosure proceedings and one is in bankruptcy proceedings.

         Management believes that these non-performing loans are adequately secured by collateral. Further, management is not aware of any factors common to these loans, which caused their non-performance or any developments that suggest an upward trend in delinquencies. Management determined that a $15,000 provision for loan losses was appropriate for 2007 due to the reduced growth of the loan portfolio.

         At September 30, 2007, there were no loans other than those included in the table above with regard to which management had information about possible credit problems of the borrower that caused management to seriously doubt the ability of the borrower to comply with the present loan repayment terms. The Bank's ratio of non-performing assets to total assets was below 1% for the eleventh straight year.

         It is the Company's policy to discontinue accruing interest on a loan when its fourth monthly payment is due and unpaid, unless the Company determines that the nature of the delinquency and the collateral are such that collection of the principal and interest on the loan is reasonably assured. When the accrual of interest is discontinued, unpaid interest credited to the current period income is reversed and unpaid interest accrued in prior periods is charged against the allowance for loan losses. Generally, once the accrual of interest is discontinued, the Company records interest as and when received until the loan is restored to accruing status. However, if there is substantial doubt as the collectibility of the loan, amounts received are recorded as a reduction of principal until the loan is returned to accruing status.

         The amount of additional interest income that would have been recorded on non-accrual loans had those loans been performing in accordance with their terms was approximately $44,000 for fiscal 2007 and $28,000 for fiscal 2006.

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

         Assets classified as Substandard or Doubtful require the Company to establish prudent valuation allowances. If an asset or portion thereof is classified as Loss, the Company must either establish a specific allowance for loss equal to 100% of the portion of the asset classified Loss or charge off such amount. If the Company does not agree with an examiner's classification of an asset it may appeal this determination. On the basis of management's review of its loans and other assets at September 30, 2007, the Company had $574,000 of assets classified as Substandard and none classified as Doubtful or Loss.

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

                                                                   At September 30,
                                            --------------------------------------------------------------
                                               2007         2006         2005         2004         2003
                                            ----------   ----------   ----------   ----------   ----------
                                                                 (Dollars in thousands)
Allowance, beginning of period              $      948   $      869   $      755   $      655   $      671
                                            ----------   ----------   ----------   ----------   ----------
Provision for loan losses                           15          100          140          135           95
                                            ----------   ----------   ----------   ----------   ----------
Charge-offs:
   Residential mortgage & home equity               24            9           15           --           33
   Commercial mortgage                              --           --           --           --           18
   Consumer other                                   51           42           58           63           85
   Commercial other                                 --           --            6           58           52
                                            ----------   ----------   ----------   ----------   ----------
      Total charge-offs                             75           51           79          121          188
                                            ----------   ----------   ----------   ----------   ----------
Recoveries:
   Residential mortgage & home equity                7           15           15            9           16
   Commercial mortgage                              --           --           --           --           --
   Consumer other                                   16           15           38           18           51
   Commercial other                                 --           --           --           59           10
                                            ----------   ----------   ----------   ----------   ----------
      Total recoveries                              23           30           53           86           77
                                            ----------   ----------   ----------   ----------   ----------
Net charge-offs                                     52           21           26           35          111
                                            ----------   ----------   ----------   ----------   ----------

Allowance, end of period                    $      911   $      948   $      869   $      755   $      655
                                            ==========   ==========   ==========   ==========   ==========

Allowance as a percent of total gross
loans                                             0.86%        0.90%        0.90%        0.94%        1.01%
Ratio of net charge-offs to average
loans outstanding                                 0.05%        0.02%        0.03%        0.05%        0.19%

         The following table analyzes the allocation of the Company's allowance for loan losses to specific loan categories during the periods indicated. In 2007, 2006 and 2005 categories were added for commercial mortgages and commercial other loans. For prior years, the amount allocated to consumer other loans included both categories of commercial loans.


                                                                       At September 30,
                                                       -------------------------------------------------
                                                                2007                      2006
                                                       -----------------------   -----------------------
                                                                      Percent                   Percent
                                                                      of Loans                  of Loans
                                                                      to Total                  to Total
                                                         Amount        Loans       Amount        Loans
                                                       ----------   ----------   ----------   ----------
                                                                     (Dollars in thousands)
Allowance allocated to:
Residential mortgages                                  $      450        83.53%  $      516        81.77%
Commercial mortgages                                          146         6.98%         139         7.11%
Consumer other                                                223         8.01%         254         9.81%
Commercial other                                               92         1.48%          39         1.31%

                                                       ----------   ----------   ----------   ----------
   Total allowance                                     $      911       100.00%  $      948       100.00%
                                                       ==========   ==========   ==========   ==========


                                                          At September 30,
                             ---------------------------------------------------------------------------
                                      2005                       2004                    2003
                             -----------------------   -----------------------   -----------------------


                                           Percent                   Percent                   Percent
                                           of Loans                  of Loans                  of Loans
                                           to Total                  to Total                  to Total
                               Amount       Loans        Amount       Loans        Amount       Loans
                             ----------   ----------   ----------   ----------   ----------   ----------
                                                       (Dollars in thousands)
Allowance allocated to:
Residential mortgages        $      440        81.24%  $      446        84.38%  $      382        80.56%
Commercial mortgages                139         6.69%          --         0.00%          --         0.00%
Consumer other                      252        10.84%         309        15.62%         273        19.44%
Commercial other                     38         1.23%          --          0.0%          --          0.0%
                             ----------   ----------   ----------   ----------   ----------   ----------
   Total allowance           $      869       100.00%  $      755       100.00%  $      655       100.00%
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

         The Company believes its procedures regarding the assessment of environmental risk are adequate. As of September 30, 2007, the Company was unaware of any environmental issues with respect to any of its mortgage loans that would subject it to any material liability. Hidden or future environmental contamination could adversely affect the values of properties securing loans in the Company's portfolio.

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

         Our investment portfolio does not include sub-prime or other high-risk derivative securities.

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

         Investment Securities. The fair value of the Company's investment securities portfolio totaled $9.9 million at September 30, 2007, including $9.8 million classified as available-for-sale and $0.1 million classified as held-to maturity. The Company invests primarily in debt securities issued by the United States Government and its agencies ($4.5 million at September 30, 2007) and mortgage-backed securities issued or guaranteed by government-sponsored enterprises ($2.4 million at September 30, 2007). For the past few years, the Company has classified all purchases of securities as available-for-sale in order to maintain flexibility in managing its investments. Investment securities are purchased in order to invest funds that many may be needed to make loans in the future, to provide a source of liquidity if the need for funds arises, to manage interest rate sensitivity, and to take advantage of acceptable after tax yields that are available when purchasing certain tax-exempt municipal securities. The Company purchases only investment grade debt securities and at September 30, 2007, none of its investment securities were in default or otherwise classified.

         The Company invests in mortgage-backed securities to supplement the yields on its loan portfolio and to help satisfy our Qualified Thrift Lender ("QTL") test, as described on page 22 of this report. More than ninety percent of the mortgage-backed securities were issued, and are insured or guaranteed by Fannie Mae, Freddie Mac or the Government National Mortgage Association ("Ginnie Mae"). At September 30, 2007, the Company's mortgage-backed securities portfolio contained $2.4 million classified as available-for-sale and $0.1 million classified as held-to maturity.

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

         At September 30, 2007, the Company had gross unrealized losses of $75,000 on available for sale securities and none on held to maturity securities. In management's opinion, the unrealized losses primarily reflect changes in interest rates subsequent to the acquisition of the securities rather than a deterioration of the issuer's ability to repay the debt, and as such, are considered to be a temporary impairment of the securities.

         Equity Securities. At September 30, 2007, the Company owned, in its available for sale portfolio, corporate equity securities represented by Freddie Mac preferred stock with a fair value of $349,000 and a cost of $6,000.

         At September 30, 2007, the Bank also had $1,694,000 of stock in the FHLB, down from $1,773,000 at September 30, 2006. The stock is redeemable at par. The Bank is required to hold FHLB stock equal to approximately 5% of advances from the FHLB to maintain its membership in the FHLB system. The yield on this stock was 7.07% (annualized) for the year ended September 30, 2007.

         The following table sets forth certain information regarding the carrying values of the Company's available for sale and held to maturity portfolios at the dates indicated.

                                                At September 30,
                                       ------------------------------------
                                          2007         2006         2005
                                       ----------   ----------   ----------
                                       Carrying     Carrying      Carrying
                                         Value        Value         Value
                                       ----------   ----------   ----------
                                              (Dollars in thousands)
Securities Available for Sale:
   U.S. Government and
      federal agency
      securities                       $    4,468   $    4,781   $    4,968
   Mortgage-backed securities               2,412        3,241        4,123
   Municipal securities                     2,376        1,268        1,276
                                       ----------   ----------   ----------
      Total debt securities                 9,256        9,290       10,367

   Equity securities                          349          492          503
   Mutual funds                               179           63          122
                                       ----------   ----------   ----------
      Total available for sale              9,784        9,845       10,992
                                       ----------   ----------   ----------
Securities Held to Maturity:
   Mortgage-backed securities                  81           92          109
                                       ----------   ----------   ----------
      Total held to maturity                   81           92          109
                                       ----------   ----------   ----------

         Total Securities              $    9,865   $    9,937   $   11,101
                                       ==========   ==========   ==========

         The table below sets forth certain information regarding the carrying value, weighted average yields and stated maturity of the Company's securities at September 30, 2007. There were no securities (exclusive of obligations of the U.S. Government and federal agencies) issued by any one entity with the total carrying value in excess of 10% of the Company's shareholders' equity at that date.

                        One year             From one            From five            More than
                       or less (1)        to five years         to ten years          Ten years         Total securities
                   ------------------   ------------------   ------------------   ------------------   ------------------
                   Carrying     Ave.    Carrying     Ave.    Carrying     Ave.    Carrying     Ave.    Carrying     Ave.     Fair
                     Value     Yield      Value     Yield      Value     Yield      Value     Yield      Value     Yield     Value
                   --------   -------   --------   -------   --------   -------   --------   -------   --------   -------   --------
                                                           (Dollars in thousands)
U.S. Gov't sec.    $    502      5.78%  $  1,011      4.85%  $  1,288      4.58%  $  1,667      4.17%  $  4,468      4.62%  $  4,468
Mortgage-back
 sec.(1)                 --      0.00%       539      3.69%       425      7.26%     1,529      5.33%     2,493      5.30%     2,493
Municipal sec.           --      0.00%       511      3.36%       962      3.62%       903      3.87%     2,376      3.66%     2,376
Other sec. (2)          528      3.65%        --      0.00%        --      0.00%        --      0.00%       528      3.65%       528
                   --------             --------             --------              --------            --------             --------
   Total           $  1,030      4.69%  $  2,061      4.16%  $  2,675      4.66%  $  4,099      4.54%  $  9,865      4.51%  $  9,865
                   ========             ========             ========             ========             ========             ========

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

         Deposits. The Company offers several types of deposit programs to its customers, including savings accounts, NOW accounts, money market deposit accounts, checking accounts and certificates of deposit. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. The Company's deposits are obtained predominantly from its primary market area. The Company relies primarily on customer service and long-standing relationships with customers to attract and retain these savings deposits; however, market interest rates and rates offered by competing financial institutions significantly affect the Company's ability to attract and retain savings deposits. The Company began using brokers to obtain deposits during the 2006 fiscal year and, at September 30, 2007, had $3.7 million in brokered deposits as compared to $4.0 million at September 30, 2006. At September 30, 2007, the Company had $76.2 million in deposits, including the brokered deposits, as compared to $72.5 million in deposits at September 30, 2006.

         We generally price our deposit rates to be competitive with other institutions in our market area. Pricing determinations are made weekly by a committee of officers.

         The following table sets forth the distribution of the Company's deposit accounts at the dates indicated. The interest rates shown for non-time accounts are the rates in effect at September 30, 2007.


                                                                           At September 30,
                                       --------------------------------------------------------------------------------------------
                                                  2007                            2006                            2005
                                       ----------------------------    ----------------------------    ----------------------------
                                                         Percent                         Percent                        Percent
                                          Amount         of total          Amount        of total         Amount        of total
                                       ------------    ------------    ------------    ------------    ------------    ------------
                                                                            (Dollars in thousands)
Non-time accounts:
   Savings and club accounts
      (1.05%)                          $     17,617           23.11%   $     19,342           26.69%   $     19,101           29.86%
   NOW and money market
      accounts (0.49 - 3.49%)                13,162           17.27%         11,966           16.52%         11,956           18.69%
   Non-interest bearing
      Demand accounts                         5,708            7.49%          3,493            4.82%          2,043            3.19%
                                       ------------    ------------    ------------    ------------    ------------    ------------
      Total non-time deposits                36,487           47.87%         34,801           48.03%         33,100           51.74%
                                       ------------    ------------    ------------    ------------    ------------    ------------
Time accounts:
   1.00 - 1.99%                                  --            0.00%             --            0.00%          2,786            4.36%
   2.00 - 2.99%                                 430            0.57%          1,249            1.73%          9,903           15.48%
   3.00 - 3.99%                               1,680            2.20%         12,583           17.36%         12,777           19.98%
   4.00 - 4.99%                              21,987           28.84%         16,350           22.56%          5,398            8.44%
   5.00 - 5.99%                              15,645           20.52%          7,480           10.32%             --            0.00%
                                       ------------    ------------    ------------    ------------    ------------    ------------
      Total time deposits                    39,742           52.13%         37,662           51.97%         30,864           48.26%
                                       ------------    ------------    ------------    ------------    ------------    ------------
Total deposits                         $     76,229          100.00%   $     72,463          100.00%   $     63,964          100.00%
                                       ============    ============    ============    ============    ============    ============

         During the 2007 fiscal year movement of savings and club accounts into time deposits accounted for some of the growth in time deposits. The growth of non-interest-bearing demand accounts, as well as NOW and money market accounts, mainly the result of relationships with commercial loan accounts, resulted in an increase in non-time deposits despite a reduction of the category as a percent of total deposits.

         At September 30, 2007, the Company had $7,586,000 in certificates of deposit with balances of $100,000 or more ("jumbo deposits"), representing 9.95% of all deposits.

         The following table sets forth the amount of certificates of deposit in denominations of $100,000 at September 30, 2007, and the remaining period to maturity of such deposits.

                           Amount Due (in thousands)

                        In More Than   In More Than
          In 3 Months    3 up to 6      6 up to 12   In More Than
            Or Less        Months         Months       12 Months      Total
           --------       --------       --------      ---------     --------
           $  2,804       $    709       $  2,936      $   1,137     $  7,586

         Brokered deposits. We continue to use brokered deposits as another source of funding since deposit growth has not been sufficient by itself. At September 30, 2007 and 2006 we had $3.7 million and $4.0 million, respectively. Brokered deposits represent 4.86% of total deposits with an average cost of 5.30% at September 30, 2007. Pricing on these deposits is similar in cost to the costs of borrowed funds, which is currently higher than the cost of retail deposits.

         Borrowings. During fiscal 2007, we reduced borrowings by $2.1 million. All outstanding borrowings are from the FHLB and generally have terms of one to ten years with the entire principal balance repayable at the earlier of call date or maturity. The average balance of FHLB outstanding borrowings payable during 2007 was $35.1 million and the weighted average cost was 4.86%. The highest balance outstanding during the year was $36.9 million and the balance at September 30, 2007 was $33.2 million. In 2006, the average balance of loans payable to the FHLB was $34.8 million at a weighted average cost of 4.43%. The highest outstanding balance during the 2006 fiscal year was $38.8 million and the balance at September 30, 2006 was $35.3 million.

Subsidiary Activities

         The Company is allowed to own subsidiaries for certain limited purposes, as permitted under OTS regulations. The Company has no subsidiaries except for the Bank.

Personnel

         At September 30, 2007, the Company had thirty-two full-time and two part-time employee, as compared to thirty-three full-time and one part-time employees on September 30, 2006. A collective bargaining unit does not represent employees, and the Company considers its relationship with its employees to be good.

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

         Loans to One Borrower. Under the HOLA, federal savings associations are subject to the limits applicable to national banks on loans to a single borrower or a related group of borrowers. The Bank generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. Up to an additional 10% of unimpaired capital and surplus can be lent if the additional amount is fully secured by readily marketable collateral. At September 30, 2007, the Bank's regulatory limit on loans to one borrower was in excess of $3.0 million. At that date, the Bank's largest aggregate of loans to one borrower was $2,339,000.

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

         Capital Requirements. OTS regulations require that the Bank maintain tangible capital equal to 1.5% of total assets as adjusted under the OTS regulations, core capital equal to 3% of such adjusted total assets and total capital (core capital plus supplementary capital) equal to 8% of risk-weighted assets. The Bank's capital ratios at September 30, 2007 all substantially exceeded OTS minimum capital requirements.

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

         Prompt Corrective Regulatory Action. Under the OTS prompt corrective action regulations, savings associations are categorized as well-capitalized, adequately capitalized, undercapitalized, or critically undercapitalized. The OTS may, and in some cases must, take supervisory action against undercapitalized savings associations. At September 30, 2007, the Bank met the criteria for being considered well-capitalized.

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

         The USA PATRIOT Act. The Bank is subject to the USA PATRIOT Act, which gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. The USA PATRIOT Act imposes affirmative obligations on financial institutions, including the Bank, which include establishing anti-money laundering programs providing for: (i) internal policies, procedures and controls; (ii) designation of an anti-money laundering compliance officer; (iii) ongoing employee training programs; and (iv) an independent audit function to test the anti-money laundering program. The OTS must consider the Bank's effectiveness in combating money laundering when ruling on merger and other applications.

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

         Federal Home Loan Bank System. The Bank is a member of the FHLB and uses it as a source for borrowing funds. The Company must own stock in the FHLB at least equal to the greater of 1% of the principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year or 5% of its advances from the FHLB. At September 30, 2007, we had $1,694,000 of capital stock of the FHLB, which satisfied this requirement, and we had FHLB borrowings totaling $33.2 million.

         Interagency Guidance on Nontraditional Mortgage Product Risks. On October 4, 2006, the OTS and other federal bank regulatory authorities published the Interagency Guidance on Nontraditional Mortgage Product Risks (the "Nontraditional Mortgage Product Guidance"). The Nontraditional Mortgage Product Guidance describes sound practices for managing risk, as well as marketing, originating and servicing nontraditional mortgage products, which include, among other things, interest only loans. The Nontraditional Mortgage Product Guidance sets forth supervisory expectations with respect to loan terms and underwriting standards, portfolio and risk management practices and consumer protection. For example, the Nontraditional Mortgage Product Guidance indicates that originating interest only loans with reduced documentation is considered a layering of risk and that institutions are expected to demonstrate mitigating factors to support their underwriting decision and the borrower's repayment capacity. Specifically, the Nontraditional Mortgage Product Guidance indicates that a lender may accept a borrower's statement as to the borrower's income without obtaining verification only if there are mitigating factors that clearly minimize the need for direct verification of repayment capacity and that, for many borrowers, institutions should be able to readily document income.

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

         Waivers of dividends by the Mutual Holding Company. Cambray MHC owns 57.0% of the issued and outstanding common stock of the Company. If Cambray MHC decides to waive its share of any dividend that the Bank is paying to its shareholders, Cambray MHC must notify the OTS. The OTS reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to any such waiver if: (i) the mutual holding company board of directors determines that such waiver is consistent with such directors' fiduciary duties to the mutual holding company's members, (ii) for as long as the savings association subsidiary is controlled by the mutual holding company, the dollar amount of dividends waived by the mutual holding company are considered as a restriction to the retained earnings of the savings association, which restriction, if material, is disclosed in the public financial statements of the savings association as a note to the financial statements; (iii) the amount of any dividend waived by the mutual holding company is available for declaration as a dividend solely to the mutual holding company, and, in accordance with SFAS 5, where the savings association determines that the payment of such dividend to the mutual holding company is probable, an appropriate dollar amount is recorded as a liability. Cambray MHC has elected to waive the dividends totaling $1,927,000 as of September 30, 2007.

         Conversion of the Mutual Holding Company to Stock Form. OTS regulations permit the Mutual Holding Company to convert from the mutual to the capital stock form of organization. The Board of Directors has no current intention or plans for such a transaction. In general, if such a transaction is undertaken, a new company would be formed to replace the Company and 57.0% of its stock would be offered to the depositors of the Bank and to the public. The other current stockholders of the Company would be entitled to receive 43.0% of the stock of the new company in exchange for the stock of the Company.

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

Item 2. Description of Properties

         The Company conducts its business through its headquarters at 42 Church Street, the new branch office building at 20 John Street and an adjacent building at 26 John Street in the Town and Village of Gouverneur and a full service branch office in the Town of Alexandria. The net book value of these four premises at September 30, 2007 is $2,752,000. As of June 19, 2007, the Company no longer operates a loan production office in Clayton, New York.

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

Item 4. Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended September 30, 2007.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

         Information contained under the caption "Common Stock" in the 2007 Annual Report to Stockholders included as Exhibit 13 hereto is herein incorporated by this reference.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Information contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2007 Annual Report to Stockholders included as Exhibit 13 hereto is herein incorporated by this reference.

Item 7. Financial Statements

         The following information appearing in the 2007 Annual Report to Stockholders included as Exhibit 13 hereto is herein incorporated by this reference.

         Report of Independent Registered Public Accounting Firm
         Consolidated Statements of Financial Condition as of September 30, 2007 and 2006.
         Consolidated Statements of Income for the Years Ended September 30, 2007 and 2006.
         Consolidated Statements of Shareholders' Equity for the Years Ended September 30, 2007 and 2006.
         Consolidated Statements of Cash Flows for the Years Ended September 30, 2007 and 2006.
         Notes to Consolidated Financial Statements

         With the exception of the information expressly incorporated herein by reference, the Company's Annual Report to Stockholders for the year ended September 30, 2007, is not deemed filed as part of this Annual Report on Form 10-KSB.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure:

         None


Item 8A. Control and Procedures

         (a) Evaluation of Disclosure Controls and Procedures. The term "disclosure controls and procedures" is defined in Rule 13a - 14(c) of the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2007, and they have concluded that as of that date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

         (b) Changes in Internal Controls. There were no significant changes to our internal controls or other factors that could significantly affect our internal controls during the quarter ended September 30, 2007, including any corrective actions with regard to significantly deficiencies and material weaknesses.

Item 8B. Other Information

         None

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors

         Information contained under the caption "The Election of Directors (introduction);" "The Election of Directors - The Board of Directors and Nominees;" "The Election of Directors - Nominees;" "The Election of Directors - Continuing Directors;" and "The Election of Directors - Meetings of the Board of Directors and Certain Committees" in the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on February 11, 2008, to be filed with the Commission within 120 days after the end of the fiscal year covered by this report is incorporated herein by this reference.

Executive Officers

         Information contained under the caption "The Election of Directors - Continuing Directors;" and "The Election of Directors - Executive Officers Who Are Not Directors" in the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on February 11, 2008, to be filed with the Commission within 120 days after the end of the fiscal year covered by this report, is incorporated herein by this reference.

Compliance with Section 16(a)

         To the Company's knowledge, based upon a review of all reports furnished to the Company during fiscal year 2007, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with by such persons, except for Mr. Bennett who filed a Form 4 in an untimely manner, in connection with a block of shares which were sold from his spouse's IRA.

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

Item 10. Executive Compensation

         Information contained under the caption "Compensation" in the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on February 11, 2008, to be filed with the Commission within 120 days after the end of the fiscal year covered by this report, is incorporated herein by this reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

         Information contained under the caption "Principal Owners of Our Common Stock" in the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on February 11, 2008, to be filed with the Commission within 120 days after the end of the fiscal year covered by this report is incorporated herein by this reference.

Item 12. Certain Relationships and Related Transactions

         Information contained under the caption "Compensation - Transactions With Directors and Officers" in the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on February 11, 2008, to be filed with the Commission within 120 days after the end of the fiscal year covered by this report, is incorporated herein by this reference.

Item 13. Exhibits

         See Index to Exhibits.

Item 14. Principal Accountant Fees and Services

         Information contained under the caption "Independent Auditors' Fees - Audit Fees"; "Independent Auditors' Fees - Audit-Related Fees"; "Independent Auditors' Fees - Tax Fees"; and "Independent Auditors' Fees - All other Fees" in the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on February 11, 2008, to be filed with the Commission within 120 days after the end of the fiscal year covered by this report, is incorporated herein by this reference.

Information contained under the caption "Report of the Audit Committee - Pre-Approval Policies and Procedures" in the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on February 11, 2008, to be filed with the Commission within 120 days after the end of the fiscal year covered by this report, is incorporated herein by this reference.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                       Gouverneur Bancorp, Inc.

Date:  December 19, 2007               By: /s/ Richard F. Bennett
                                           -------------------------------------
                                           Richard F. Bennett, President
                                           (Duly authorized representative)


In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:

December 19, 2007                          /s/ Frank Langevin
                                           -------------------------------------
                                           Frank Langevin, Chairman of the Board

December 19, 2007                          /s/ Richard F. Bennett
                                           -------------------------------------
                                           Richard F. Bennett, President,
                                           Chief Executive Officer and Director

December 19, 2007                          /s/ Robert J. Twyman
                                           -------------------------------------
                                           Robert J. Twyman, Vice President and
                                           Chief Financial Officer, principal
                                           financial and accounting officer

December 19, 2007                          /s/ Charles VanVleet
                                           -------------------------------------
                                           Charles VanVleet, Sr. Vice President
                                           and Secretary

December 19, 2007                          /s/ Richard Jones
                                           -------------------------------------
                                           Richard Jones, Director

December 19, 2007                          /s/ Robert Leader
                                           -------------------------------------
                                           Robert Leader, Director

December 19, 2007                          /s/ Timothy Monroe
                                           -------------------------------------
                                           Timothy Monroe, Director

December 19,2007                           /s/ F. Toby Morrow
                                           -------------------------------------
                                           F. Toby Morrow, Director

December 19, 2007                          /s/ Joseph Pistolesi
                                           -------------------------------------
                                           Joseph Pistolesi, Director

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

    13              2007 Annual Report to Stockholders

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