Form 10QSB
period 2007-12-31
GOUVERNEUR BANCORP INC
filed 2008-02-08
CIK 1063942

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 2007

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

                                Yes [X]  No [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

                                                           Outstanding at
           Class                                          February 6, 2008
-----------------------------                             ----------------
Common Stock, par value $ .01                                 2,300,399

Transitional Small Business Disclosure Format (check one):
                                Yes [ ]  No [X]

                            GOUVERNEUR BANCORP, INC.
                                   FORM 10-QSB
                                TABLE OF CONTENTS

PART 1 - FINANCIAL INFORMATION                                             Page
------------------------------                                             ----

Item 1.   Financial Statements - Unaudited

          Consolidated Statements of Financial Condition at December 31,
          2007 and at September 30, 2007                                      3

          Consolidated Statements of Income for the three months ended
          December 31, 2007 and 2006                                          4

          Consolidated Statements of Changes in Shareholders' Equity for
          three months ended December 31, 2007 and 2006                       5

          Consolidated Statements of Cash Flows for the three months
          ended December 31, 2007 and 2006                                    7

          Notes to Consolidated Financial Statements                          8

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.                                         13

Item 3.   Controls and Procedures                                            22

PART II - OTHER INFORMATION
---------------------------

Item 1.   Legal Proceedings                                                  23

Item 6.   Exhibits                                                           23


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                     GOUVERNEUR BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                  (In thousands, except share data) (Unaudited)

                                                                                         December 31,     September 30,
                                                                                             2007             2007
                                                                                         -------------    -------------
Assets:
Cash and due from banks                                                                  $       1,810    $       2,381
Interest-bearing deposits in bank                                                                1,523            1,499
                                                                                         -------------    -------------
                           Total cash and cash equivalents                                       3,333            3,880

Securities available-for-sale                                                                    9,755            9,784
Securities held-to-maturity (fair value of $79 at December 31,
   2007 and $81 at September 30, 2007)                                                              78               81

Loans held for sale                                                                              2,090            2,105

Loans, net of deferred fees                                                                    107,065          107,042
Less allowance for loan losses                                                                    (894)            (911)
                                                                                         -------------    -------------
                         Loans, net                                                            106,171          106,131

Investment in Federal Home Loan Bank stock, at cost                                              1,674            1,694
Investment in life insurance                                                                     3,816            3,778
Bank premises and equipment, net                                                                 3,185            3,059
Accrued interest receivable and other assets                                                     2,093            2,077
                                                                                         -------------    -------------
                         Total assets                                                    $     132,195    $     132,589
                                                                                         =============    =============
Liabilities:
Deposits: Non interest-bearing demand                                                    $       4,592    $       5,708
          NOW and money market                                                                  12,589           13,162
          Savings                                                                               17,600           17,617
          Time                                                                                  40,669           39,742
                                                                                         -------------    -------------
                         Total deposits                                                         75,450           76,229

Advances from Federal Home Loan Bank                                                            32,700           33,150
Accrued interest payable and other liabilities                                                   3,499            2,780
                                                                                         -------------    -------------
                         Total liabilities                                                     111,649          112,159
                                                                                         -------------    -------------

Shareholders' Equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized; none issued                           --               --
Common stock, $.01 par value, 9,000,000 shares authorized; 2,384,040 shares issued                  24               24
Additional paid-in capital                                                                       4,931            4,910
Retained earnings                                                                               16,142           16,024
Treasury stock, at cost, December, 83,641 shares; September, 83,981 shares                        (425)            (425)
Accumulated other comprehensive income                                                             (54)             (18)
Unallocated common stock held by ESOP                                                              (72)             (85)
                                                                                         -------------    -------------
                         Total shareholders' equity                                             20,546           20,430
                                                                                         -------------    -------------
                         Total liabilities and shareholders' equity                      $     132,195    $     132,589
                                                                                         =============    =============

See accompanying notes to the consolidated financial statements.


                     GOUVERNEUR BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                (In thousands, except per share data) (Unaudited)

                                                                                          Three Months Ended
                                                                                             December 31,
                                                                                    ------------------------------
                                                                                        2007             2006
                                                                                    -------------    -------------
Interest income:
----------------
     Loans                                                                          $       1,842    $       1,853
     Securities-taxable                                                                       121              120
               -non-taxable                                                                    25               12
     Other short-term investments                                                              25                9
                                                                                    -------------    -------------
                         Total interest income                                              2,013            1,994
                                                                                    -------------    -------------
Interest expense:
-----------------
     Deposits                                                                                 568              518
     Borrowings - short-term                                                                  106              139
     Borrowings - long-term                                                                   299              290
                                                                                    -------------    -------------
                         Total interest expense                                               973              947
                                                                                    -------------    -------------

                         Net interest income                                                1,040            1,047
Provision for loan losses                                                                      --               15
                                                                                    -------------    -------------
                         Net interest income after provision for loan losses                1,040            1,032
                                                                                    -------------    -------------

Non-interest income
-------------------
     Service charges                                                                          102               52
     Earnings on investment in life insurance                                                  38               34
     Other                                                                                     19               63
                                                                                    -------------    -------------
                         Total non-interest income                                            159              149
                                                                                    -------------    -------------
Non-interest expenses
---------------------
     Salaries and employee benefits                                                           454              454
     Directors fees                                                                            12               52
     Occupancy and Equipment                                                                  123              100
     Data processing                                                                           35               31
     Postage and supplies                                                                      32               35
     Professional fees                                                                         65               59
     Expense on foreclosed assets, net                                                          5                3
     Other                                                                                    112              117
                                                                                    -------------    -------------
                         Total non-interest expenses                                          838              851
                                                                                    -------------    -------------

                         Income before income tax expense                                     361              330

Income tax expense                                                                            122              114
                                                                                    -------------    -------------
                         Net income                                                 $         239    $         216
                                                                                    =============    =============

Earnings per common share - basic                                                   $        0.10    $        0.10
Earnings per common share - diluted                                                 $        0.10    $        0.09

See accompanying notes to the consolidated financial statements.


                     GOUVERNEUR BANCORP, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                      Three months ended December 31, 2007
                  (In thousands, except share data) (Unaudited)

                                                                                              Accumulated   Unearned
                                                     Additional                                  Other       common
                                           Common      Paid-In      Retained     Treasury    Comprehensive  stock held
                                            Stock      Capital      Earnings       Stock     Income (Loss)   by ESOP        Total
                                         ----------   ----------   ----------   ----------   ------------   ----------   ----------
Balance at
September 30, 2007                       $       24   $    4,910   $   16,024   $     (425)  $        (18)  $      (85)  $   20,430
                                                                                                                         ----------
Comprehensive Income:
  Net Income                                                              239                                                   239
  Net pension and
      postretirement benefit
      costs, net of taxes                                                                               9                         9
  Change in net unrealized
      gain on Securities available
      for sale, net of taxes                                                                          (45)                      (45)
                                                                                                                         ----------

   Total comprehensive income                                                                                                   203
                                                                                                                         ----------

Allocation of ESOP shares, 2,674 shares                       13                                                    13           26
Adoption of EITF Issue No. 06-4                                          (121)                                                 (121)
Amortization of MRP                                            8                                                                  8
                                         ----------   ----------   ----------   ----------   ------------   ----------   ----------

Balance at December 31, 2007             $       24   $    4,931   $   16,142   $     (425)  $        (54)  $      (72)  $   20,546
                                         ==========   ==========   ==========   ==========   ============   ==========   ==========


                     GOUVERNEUR BANCORP, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                      Three months ended December 31, 2006
                  (In thousands, except share data) (Unaudited)

                                                                                Accumulated     Unearned   Unallocated
                                         Additional                                Other         Common       Common
                              Common       Paid-In     Retained     Treasury    Comprehensive  stock held   stock held
                               Stock       Capital     Earnings       Stock        Income        By MRP       by ESOP       Total
                            ----------   ----------   ----------   ----------   ------------   ----------   ----------   ----------
Balance at
September 30, 2006          $       24   $    4,847   $   15,398   $     (466)  $        234   $      (44)  $     (138)  $   19,855
                                                                                                                         ----------

Comprehensive Income:
  Net Income                                                 216                                                                216
  Change in net unrealized
      gain on Securities
      available for sale,
      net of taxes                                                                        12                                     12
                                                                                                                         ----------
  Total comprehensive
      income                                                                                                                    228
                                                                                                                         ----------

Allocation of ESOP shares
   (2,482 shares)                                19                                                                 13           32
Amortization of stock
  options (800 options)                           2                                                                               2
Amortization of MRP                               5                                                     3                         8
Exercise of stock
  options (5,675 shares)                         (2)                       29                                                    27
                            ----------   ----------   ----------   ----------   ------------   ----------   ----------   ----------
Balance at
December 31, 2006           $       24   $    4,871   $   15,614   $     (437)  $        246   $      (41)  $     (125)  $   20,152
                            ==========   ==========   ==========   ==========   ============   ==========   ==========   ==========


                     GOUVERNEUR BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands) (Unaudited)

                                                                                         Three Months Ended
                                                                                            December 31,
                                                                                    ----------------------------
                                                                                        2007            2006
                                                                                    ------------    ------------
Cash flows from operating activities:
   Net Income                                                                       $        239    $        216
   Adjustments to reconcile net income to net cash provided by operating activities:
         Provision for loan losses                                                            --              15
         Net amortization of deferred fees on loans                                           34              32
         Depreciation                                                                         30              24
         Earnings on investment in life insurance                                            (38)            (34)
         Stock-based compensation expense                                                     34              42
         (Increase) decrease in accrued interest receivable and other assets                 (42)            498
         Increase in accrued interest payable and other liabilities                          643             378
                                                                                    ------------    ------------
                    Net cash provided by operating activities                                900           1,171
                                                                                    ------------    ------------

Cash flows from investing activities:
   Securities available for sale:
         Proceeds from maturities and principal reductions                                   390             511
         Purchases                                                                          (436)             (5)
   Securities held to maturity - proceeds from maturities                                      3               3
   Proceeds from sales of foreclosed assets                                                   93              20
   (Purchases) redemptions of Federal Home Loan Bank stock                                    20             (23)
   Net increase in loans                                                                    (132)         (1,892)
   Additions to premises and equipment                                                      (156)           (476)
                                                                                    ------------    ------------
                    Net cash used by investing activities                                   (218)         (1,862)
                                                                                    ------------    ------------

Cash flows from financing activities:
   Net (decrease) increase in deposits                                                      (779)            956
   Net proceeds (repayments) from FHLB advances                                             (450)            500
   Exercise of stock options                                                                  --              27
                                                                                    ------------    ------------
                     Net cash (used) provided by financing activities                     (1,229)          1,483
                                                                                    ------------    ------------

Net increase (decrease) in cash and cash equivalents                                        (547)            792
Cash and cash equivalents at beginning of period                                           3,880           2,470
                                                                                    ------------    ------------

Cash and cash equivalents at end of period                                          $      3,333    $      3,262
                                                                                    ============    ============

Non-cash investing activities:
   Foreclosed assets received in settlement of loans                                $         73    $        135
Cash paid during the period for:
   Interest                                                                                1,016             910
   Income taxes paid                                                                          13              14

See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.       Basis of Presentation
         ---------------------

         The accompanying unaudited consolidated financial statements include the accounts of Gouverneur Bancorp, Inc. (the "Company") and Gouverneur Savings and Loan Association (the "Bank"), the wholly owned and only subsidiary of the Company, as of December 31, 2007 and September 30, 2007 and for the three-month periods ended December 31, 2007 and 2006. All material intercompany accounts and transactions have been eliminated in this consolidation. These statements were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with instructions for Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all information or footnotes necessary for a complete presentation of financial statements in conformity with GAAP.

         In the opinion of management, all adjustments, consisting of only normal recurring adjustments or accruals, which are necessary for a fair presentation of the consolidated financial statements have been made at and for the three-month periods ended December 31, 2007 and 2006. The results of operations for the three-month period ended December 31, 2007 are not necessarily indicative of the results which may be expected for an entire fiscal year or other interim periods.

         The data in the consolidated statement of condition for September 30, 2007 was derived from the Company's Annual Report on Form 10-KSB. That data, along with the interim financial information presented in the consolidated statements of financial condition, income, shareholders' equity and cash flows should be read in conjunction with the 2007 consolidated financial statements, including the notes thereto included in the Company's 2007 Annual Report on Form 10-KSB.

2.       Earnings Per Common Share
         -------------------------

         Basic earnings per share is calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period. Unallocated shares held by the Company's Employee Stock Ownership Plan ("ESOP") are not included in the weighted average number of shares outstanding. Unearned shares held by the Company's Management Recognition Plan ("MRP") are not included in the weighted average number of shares outstanding. Diluted earnings per share reflects additional common shares that would have been outstanding assuming the issuance of unearned MRP shares and the exercise of common stock options, as well as any resulting adjustment to net income.

         Basic and diluted earnings per common share for the three-month periods ended December 31, 2007 and 2006 were computed as follows:

                      (In thousands, except per share data)

                                                                                    Three Months Ended
                                                                                       December 31,
                                                                               ----------------------------
                                                                                   2007            2006
                                                                               ------------    ------------
         Basic earnings per common share:
         Net income                                                            $        239    $        216
         Weighted average common shares outstanding                                   2,278           2,262
         Basic earnings per common share                                       $       0.10    $       0.10

         Diluted earnings per common share:
         Net income                                                            $        239    $        216
         Weighted average common shares outstanding                                   2,278           2,262
         Additional potentially dilutive securities
            (equivalent in common stock)
                Common Stock options and unearned MRP shares                             24              30
                                                                               ------------    ------------
         Diluted weighted average common shares outstanding                           2,302           2,292
                                                                               ------------    ------------
         Diluted earnings per common share                                     $       0.10    $       0.09

3.       Comprehensive Income
         --------------------

         Comprehensive income, presented in the consolidated statements of shareholders' equity, consists of net income and the net change for the period in after-tax unrealized gains or losses on securities available for sale. For the three months ended December 31, 2007, it also includes the amortization of certain pension and postretirement costs previously recorded in accumulated other comprehensive income in accordance with SFAS No. 158 "Employers Accounting for Defined Benefit Pension and Other Postretirement Plans". Accumulated other comprehensive income in the consolidated statements of financial condition represents the net unrealized gains or losses on securities available for sale and pension and postretirement benefit costs related to SFAS 158, as of the reporting dates, net of related tax effects.

         The components of other comprehensive income and related tax effects for the three-month periods ended December 31, 2007 and 2006 are as follows:


                                                                                    Three Months Ended
                                                                                       December 31,
                                                                               ----------------------------
                                                                                   2007            2006
                                                                               ------------    ------------
                                                                                       (In thousands)
         Unrealized holding gains (losses) on available for sale securities    $        (75)   $         19
         Net pension and postretirement benefit costs                                    15              --
                                                                               ------------    ------------
                                                                                        (60)             19
         Tax effect                                                                     (24)             (7)
                                                                               ------------    ------------

         Other comprehensive income, net of tax                                $        (36)   $         12
                                                                               ============    ============

         The following table shows the components of accumulated other comprehensive income at December 31, 2007 and September 30, 2007:

                                                                               December 31,    September 30,
                                                                                   2007            2007
                                                                               ------------    ------------
                                                                                       (In thousands)
         Pension and postretirement benefit costs, net of taxes of $126 at
           December 31, 2007 and $133 at September 30, 2007                    $       (189)   $       (199)

         Unrealized holding gains on available for sale securities, net of net of taxes of $90 at December 31, 2007 and $121 at
           September 30, 2007                                                           135             181
                                                                               ------------    ------------
                                                                               $        (54)   $        (18)
                                                                               ============    ============

4.       Stock Option and Management Recognition Plans
         ---------------------------------------------

         The Company has a Stock Option Plan ("SOP") and MRP for directors, officers and key employees. Both plans are described in Note 12 to the Company's Consolidated Financial Statements included in its Annual Report on Form 10-KSB, for the fiscal year ended September 30, 2007. Through September 30, 2006, the Company accounted for its SOP using the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB No. 25") and related interpretations. Under APB No. 25, generally, when the exercise price of the Company's stock options equaled the market price of the underlying stock on the date of the grant, no compensation expense was recognized. The Company adopted SFAS No. 123R "Share Based Payment", using the modified-prospective transition method, beginning on October 1, 2006 and, therefore, began to expense the fair value of all options over their remaining vesting periods to the extent the options were not fully vested as of the adoption date and began to expense the fair value of all stock options granted subsequent to September 30, 2006, over their requisite service periods.

         SFAS 123R also requires the benefits of realized tax deductions in excess of previously recognized tax benefits on stock-based compensation expense to be reported as a financing cash flow (none for the three months ended December 31, 2007) rather than an operating cash flow, as previously required. In accordance with Staff Accounting Bulletin ("SAB") No. 107, the Company classified share-based compensation within non-interest expenses to correspond with the same line item as the cash compensation paid to employees and directors.

         Both employee and non-employee director options generally vest over a five-year service period. Compensation expense recognized for all options grants is net of estimated forfeitures and is recognized over the awards' respective requisite vesting periods. The fair values of all option grants were estimated using the Black-Scholes option pricing model. The Company recognizes compensation expense for the fair values of these awards, which have graded vesting, on a straight-line basis over the requisite vesting period of the awards. Stock option compensation expense was $0 and $2,000 for the three months ended December 31, 2007 and 2006. No options were granted in the three-month periods ending December 31, 2006 or 2007.

         The Company awarded no shares of stock under the MRP during the quarter ended December 31, 2007. During the three months ended December 31, 2007, the Company recorded $8,000 of share-based compensation expense, which was for MRP shares. The Company estimates it will record share-based compensation expense of approximately $33,000 in fiscal 2008.

         The following table illustrates the impact of share-based compensation on net income and earnings per share:

                                                                      Three Months Ended
                                                      December 31, 2007               December 31, 2006
                                                ----------------------------    ----------------------------
                                                                  Impact of                       Impact of
                                                                 Share-Based                     Share-Based
                                                                Compensation                    Compensation
        (In thousands, except per share data)   As Reported        Expense      As Reported        Expense
        -------------------------------------   ------------    ------------    ------------    ------------
         Net income                             $        239    $          5    $        216    $          6

         Earnings per share:
             Basic                              $       0.10    $       0.00    $       0.10    $       0.00
             Diluted                            $       0.10    $       0.00    $       0.09    $       0.00


5.       Commitments and Contingencies
         -----------------------------

         Outstanding letters of credit written are conditional commitments issued by the Bank to guarantee the performance by a customer to a third party. The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments. The Bank had six standby letters of credit totaling $203,000 as of December 31, 2007.

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

6.       Dividend Restrictions
         ---------------------

         Cambray Mutual Holding Company ("Cambray MHC"), the Company's parent mutual holding company, held 1,311,222 shares, or 57.0%, of the Company's issued and outstanding common stock, and shareholders other than Cambray MHC held 989,177 shares or 43.0% of such stock at December 31, 2007. Cambray MHC has filed a notice with the Office of Thrift Supervision ("OTS") to waive its right to receive cash dividends during the 2008 calendar year.

         Cambray MHC waived receipt of several past dividends paid by the Company. The dividends waived are considered a restriction on the retained earnings of the Company. As of December 31, 2007 and September 30, 2007, the aggregate retained earnings restricted for cash dividends waived was $1,927,000.

7.       Recently Issued Accounting Standards
         ------------------------------------

         In September 2006, the FASB's Emerging Issues Task Force (EITF) issued EITF Issue No. 06-4, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements" ("EITF 06-4"). EITF 06-4 requires the recognition of a liability related to the postretirement benefits covered by an endorsement split-dollar life insurance arrangement. The consensus highlights that the employer (who is also the policyholder) has a liability for the benefit it is providing to its employee. As such, if the policyholder has agreed to maintain the insurance policy in force for the employee's benefit during his or her retirement, then the liability recognized during the employee's active service period should be based on the future cost of insurance to be incurred during the employee's retirement. Alternatively, if the policy holder has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized by following the guidance in SFAS No. 106 or Accounting Principals Board (APB) Opinion No. 12, as appropriate. For transition, an entity can choose to apply the guidance using either of the following approaches: (a) a change in accounting principle through retrospective application to all periods presented or (b) a change in accounting principle through a cumulative-effect adjustment to the balance in retained earnings at the beginning of the year of adoption. This EITF is effective for fiscal years beginning after December 15, 2007, with early adoption permitted. The Company elected to adopt EITF 06-4 on October 1, 2007 which resulted in an increase in liabilities, and a decrease in retained earnings, of $121,000. Compensation expense for the quarter ended December 31, 2007 was $9,000 and is expected to be $34,000 for the year ended September 30, 2008 related to the adoption of EITF 06-4.

         In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes
         - an interpretation of FASB Statement No. 109" (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that companies recognize in their financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company adopted FIN 48 on October 1, 2007. The impact of adopting FIN 48 did not have a material effect on our financial statements.

         FASB statement No. 141 (R) "Business Combinations" was issued in December of 2007. This Statement establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The Statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of a company's fiscal year beginning after December 15, 2008. The Company believes that this new pronouncement will have an immaterial impact on the Company's financial statements in future periods.

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

         In December 2007, the FASB issued proposed FASB Staff Position (FSP) 157-b, "Effective Date of FASB Statement No. 157," that would permit a one-year deferral in applying the measurement provisions of Statement No. 157 to non-financial assets and non-financial liabilities (non-financial items) that are not recognized or disclosed at fair value in an entity's financial statements on a recurring basis (at least annually). Therefore, if the change in fair value of a non-financial item is not required to be recognized or disclosed in the financial statements on an annual basis or more frequently, the effective date of application of Statement 157 to that item is deferred until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. This deferral does not apply, however, to an entity that applies Statement 157 in interim or annual financial statements before proposed FSP 157-b is finalized. The Company is currently evaluating the impact, if any, that the adoption of FSP 157-b will have on the Company's operating income or net earnings.

         In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." This statement permits entities to choose to measure many financial instruments and certain other items at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is effective as of the beginning of an entity's first fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157. The Company is continuing to evaluate the impact of this statement.

         FASB statement No. 160 "Noncontrolling Interests in Consolidated Financial Statements--an amendment of ARB No. 51" was issued in December of 2007. This Statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective as of the beginning of a company's fiscal year beginning after December 15, 2008. The Company believes that this new pronouncement will have an immaterial impact on the Company's financial statements in future periods.

         Staff Accounting Bulletin No. 110 (SAB 110) amends and replaces Question 6 of Section D.2 of Topic 14, "Share-Based Payment," of the Staff Accounting Bulletin series. Question 6 of Section D.2 of Topic 14 expresses the views of the staff regarding the use of the "simplified" method in developing an estimate of expected term of "plain vanilla" share options and allows usage of the "simplified" method for share option grants prior to December 31, 2007. SAB 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate to continue use of the "simplified" method for estimating the expected term of "plain vanilla" share option grants after December 31, 2007. SAB 110 is effective January 1, 2008.

         Staff Accounting Bulletin No. 109 (SAB 109), "Written Loan Commitments Recorded at Fair Value Through Earnings" expresses the views of the staff regarding written loan commitments that are accounted for at fair value through earnings under generally accepted accounting principles. To make the staff's views consistent with current authoritative accounting guidance, the SAB revises and rescinds portions of SAB No. 105, "Application of Accounting Principles to Loan Commitments." Specifically, the SAB revises the SEC staff's views on incorporating expected net future cash flows related to loan servicing activities in the fair value measurement of a written loan commitment. The SAB retains the staff's views on incorporating expected net future cash flows related to internally-developed intangible assets in the fair value measurement of a written loan commitment. The staff expects registrants to apply the views in Question 1 of SAB 109 on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The Company does not expect SAB 109 to have a material impact on its financial statements.

         In June 2007, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 06-11, "Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards" ("EITF 06-11"). EITF 06-11 states that an entity should recognize a realized tax benefit associated with dividends on nonvested equity shares, nonvested equity share units and outstanding equity share options charged to retained earnings as an increase in additional paid in capital. The amount recognized in additional paid in capital should be included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payment awards. EITF 06-11 should be applied prospectively to income tax benefits of dividends on equity-classified share-based payment awards that are declared in fiscal years beginning after December 15, 2007. The Company expects that EITF 06-11 will not have an impact on its financial statements.

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

Critical Accounting Policies

         Note 2 to the consolidated financial statements of the Company (included in item 7 of the Annual Report on Form 10-KSB of the Company for the year ended September 30, 2007) lists significant accounting policies used in the development and presentation of its financial statements. This discussion and analysis, the significant accounting policies, and other financial statement disclosures identify and address key variables and other qualitative and quantitative factors that are necessary for an understanding and evaluation of the Company's results of operations. The following accounting policy is the one identified by management to be critical to the results of operations:

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


                                                                    For the three months Ended December 31,
                                          ----------------------------------------------------------------------------------------
                                                              2007                                          2006
                                          ------------------------------------------    ------------------------------------------
                                                                           (Dollars in thousands)

                                             Average                        Yield/        Average                         Yield/
                                             Balance        Interest        Cost (6)      Balance         Interest        Cost (6)
                                          ------------    ------------    ----------    ------------    ------------    ----------
Loans, net (1)                            $    108,492    $      1,842          6.74%   $    108,687    $      1,853          6.76%
Securities (2)                                  11,231             146          5.16%         11,117             132          4.71%
Other short-term investments                     2,335              25          4.25%            711               9          5.02%
                                          ------------    ------------                  ------------    ------------
   Total interest-earning assets               122,058           2,013          6.54%        120,515           1,994          6.56%
                                                          ------------                                  ------------
Non-interest-earning assets                     10,461                                         9,823
                                          ------------                                  ------------
   Total assets                           $    132,519                                  $    130,338
                                          ============                                  ============

Savings and club accounts (3)             $     18,280    $         47          1.02%   $     19,254    $         50          1.03%
Time certificates                               39,659             480          4.80%         38,367             430          4.45%
NOW and money
   market accounts                              12,975              41          1.25%         12,078              38          1.25%
Borrowings                                      33,902             405          4.74%         35,421             429          4.81%
                                          ------------    ------------                  ------------    ------------
   Total interest-bearing liabilities          104,816             973          3.68%        105,120             947          3.57%
                                                          ------------                                  ------------
Non-interest-bearing liabilities                 7,264                                         5,205
                                          ------------                                  ------------
   Total liabilities                           112,080                                       110,325
Shareholders' equity                            20,439                                        20,013
                                          ------------                                  ------------
   Total liabilities and
      shareholders' equity                $    132,519                                  $    130,338
                                          ============                                  ============

Net interest income/spread (4)                            $      1,040          2.86%                   $      1,047          2.99%
                                                          ============    ==========                    ============    ==========
Net earning assets/net interest
   margin (5)                             $     17,242                          3.38%   $     15,395                          3.45%
                                          ============                    ==========    ============                    ==========
Ratio of average interest-earning
   assets to average interest-bearing
   liabilities                                    1.16x                                         1.15x
                                          ============                                  ============

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


                                             For the three months ended December 31,
                                                           2007 vs. 2006
                                                    Increase (Decrease) Due To:
                                            -------------------------------------------
                                               Volume           Rate           Total
                                            ------------    ------------   ------------
                                                      (Dollars in thousands)
Interest-earning assets:

 Loans                                      $         (4)   $         (7)  $        (11)
 Securities                                            1              13             14
 Other short-term investments                         18              (2)            16
                                            ------------    ------------   ------------
   Total interest-earning assets                      15               4             19
                                            ------------    ------------   ------------

Interest-bearing liabilities:

 Savings and club accounts                            (3)             --             (3)
 Time certificates                                    15              35             50
 NOW and money market accounts                         3              --              3
 Borrowings                                          (18)             (6)           (24)
                                            ------------    ------------   ------------
  Total interest-bearing liabilities                  (3)             29             26
                                            ------------    ------------   ------------

Net change in net interest income           $         18    $        (25)  $         (7)
                                            ============    ============   ============

Comparison of Financial Condition at December 31, 2007 and September 30, 2007.

         During the three months from September 30, 2007 through December 31, 2007, total assets decreased $0.4 million, or 0.3%, from $132.6 million to $132.2 million. Net loans increased by $0.1 million, or 0.1%, from $106.1 million to $106.2 million. This slight increase resulted from our strategy to deliberately reduce loan growth due to the narrow margins between loan rates and borrowing costs over the past year.

         Deposits decreased $779,000, or 1.0%, during the fiscal quarter from $76.2 million at September 30, 2007 to $75.5 million at December 31, 2007. Non-interest-bearing demand accounts, NOW and money market accounts and savings account balances decreased, but were partially offset by an increase in time deposits.

         Borrowed funds from the FHLB, consisting of advances and securities repurchase obligations, were $32.7 million on December 31, 2007 and $33.2 million on September 30, 2007.

         Shareholders' equity increased $116,000 during the first quarter of the fiscal year. This was the result of net income of $239,000 combined with increases of $26,000 on Employee Stock Ownership Plan shares earned, $8,000 of amortization of MRP shares and the recognition of pension and postretirement costs of $9,000. Partially offsetting the increases were a $45,000 decrease in unrealized gains on securities available-for-sale, net of taxes and a charge of $121,000 to retained earnings related to the adoption of EITF Issue No. 06-4.

         Non-performing assets increased from $762,000 on September 30, 2007 to $1,190,000 at December 31, 2007, while the ratio of non-performing assets to total assets increased from 0.57% to 0.90% over the same period. Non-performing loans increased from $674,000, or 0.63% of total loans at September 30, 2007 to $1,122,000, or 1.06% at December 31, 2007, due primarily to the addition of one loan in the amount of $486,000 to non-accrual loans. A summary of the Company's non-performing assets and related ratios follows:

              Non-performing assets                   December 31,     September 30,
                                                          2007             2007
                                                      -------------    -------------
              Non-accrual loans
              -----------------
              Residential mortgages
                  and home equity loans               $         849    $         127
              Commercial mortgages                              250              249
              Consumer other                                     23                1
              Commercial other                                   --               --
                                                      -------------    -------------
                  Total non-accrual loans                     1,122              377

              Residential mortgage loans over 90
                days delinquent and still accruing               --              297
                                                      -------------    -------------
                  Total non-performing loans                  1,122              674

              Foreclosed real estate                             68               85
              Other repossessed assets                           --                3
                                                      -------------    -------------
                Total non-performing assets           $       1,190    $         762
                                                      =============    =============

              Non-performing loans as a
                   percent of total gross loans                1.06%            0.63%

              Non-performing assets as a
                   percent of total assets                     0.90%            0.57%

         Five of twelve non-accrual residential mortgages are currently in foreclosure proceedings including the loan mentioned above for $486,000.

         A commercial mortgage loan in the amount of $250,000 is in foreclosure proceedings.

         The Company had no loans more than 90 days delinquent and still accruing at December 31, 2007.

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

Comparison of Results of Operations for the Three Months Ended December 31, 2007 and 2006.

         General. Our net income for the three months ended December 31, 2007 was $239,000, an increase of $23,000, or 10.6%, over our net income of $216,000 for the same period last year. The increase in net income was the result of the following factors:

         1. Net interest income decreased by $7,000, as interest income increased $19,000 and interest expense increased by $26,000,

         2. non-interest income increased by $10,000 from last year's period,

         3.       the provision for loan losses decreased by $15,000,

         4.       non-interest expenses decreased $13,000, and

         5.       an increase of $8,000 in income taxes.

         Basic and diluted earnings per share were each $0.10 for the three months ended December 31, 2007 and $0.10 and $0.09 respectively, for the three months ended December 31, 2006.

         Interest Income. An analysis of the information shown previously in the Average Balances, Interest Rates and Yields table and in the Rate Volume Analysis of Net interest Income table follows:

         1. Results show that interest income increased by $19,000, or 1.0%, from $1,994,000 for the three months ended December 31, 2006 to $2,013,000 for the three months ended December 31, 2007. Interest income increased $15,000 due to an increase in the average balance of interest-earning assets, from $120.5 million to $122.1 million, and total interest income increased $4,000 despite the decrease in the average rate earned on interest-earning assets from 6.56% to 6.54%.

         2. Interest income on loans decreased $11,000, or 0.6%, for the first three months of fiscal 2008, as compared to the first three months of fiscal 2007. A decrease of $195,000 in the average balance of loans accounted for a decrease in interest income of $4,000, while a decrease of 0.02% in the average rate on loans decreased interest income $7,000.

         3. Interest income on securities and other short-term investments increased by $30,000 from $141,000 for the three months ended December 31, 2006 to $171,000 for the three months ended December 31, 2007. An increase of $1,738,000 in the average balance of securities and other short-term investments increased interest income by $19,000, while a net increase in the average interest rate on securities and other short-term investments increased interest income by $11,000.

         Interest Expense. An analysis of the information shown previously in the Average Balances, Interest Rates and Yields table and in the Rate Volume Analysis of Net interest Income table follows:

         1. Interest expense increased by $26,000, or 2.7%, from $947,000 for the first quarter of fiscal 2007 to $973,000 for the first quarter of fiscal 2008. Interest expense decreased $3,000 due to a decrease in the average balance of interest-bearing liabilities. Over the same time frame, interest expense increased by $29,000 due to an increase in the average rate paid on interest-bearing liabilities from 3.57% to 3.68%.

         2. The average balance of time certificates increased $1.3 million, from $38.4 million for the quarter ended December 31, 2006 to $39.7 million for the quarter ended December 31, 2007 resulting in an increase of $15,000 in interest expense. Interest expense on time certificates increased $35,000 as the average interest rate increased from 4.45% for the three months ended December 31, 2006 to 4.80% for the three months ended December 31, 2007. Brokered CDs decreased from $5.6 million at December 31, 2006 to $3.3 million at December 31, 2007, as time deposits from our local customers increased by $3.6 million. Over the same period, a decrease of $1.5 million in the average balance of borrowings from $35.4 million to $33.9 million resulted in a decrease in interest expense of $18,000, while a decrease in the average rate paid on borrowings from 4.81% to 4.74% decreased interest expense by $6,000.

         Net Interest Income. Net interest income decreased by $7,000, or 0.7%, in the first three months of fiscal 2008 versus the first three months of fiscal 2007. The decrease in net interest income represents the difference between the $19,000 increase in interest income and the $26,000 increase in interest expense. The Average Balances, Interest Rates and Yields table shows that spread continues to decrease even though the Federal Reserve has lowered interest rates three times for a total of 1.0% since September 18, 2007. Our borrowing rates have decreased as compared to last year, but it will take time for deposit rates, including brokered deposits, to ratchet down. We believe our spread has bottomed out and that it will slowly begin to grow as borrowings mature and price to the current yield curve. We have decided to re-activate our loan arbitrage program, that is, we will seek to increase loan origination activity and borrow additional funds from FHLB to fund the loans. We feel the spread between loan rates and borrowing rates has improved enough to support this activity. However, the results of the first quarter of the 2008 fiscal year show that the average interest rate on interest-earning assets decreased by 2 basis points, while the average interest rate on interest-bearing liabilities increased by 11 basis points, thereby reducing spread by 13 basis points when compared to the first quarter of fiscal 2007.

         Average shareholders' equity represented 16.7% of average interest-earning assets for the quarter ended December 31, 2007 while it represented 16.6% of average interest-earning assets for the same quarter last year. Our ratio of average interest-earning assets to average interest-bearing liabilities was 1.16 times in the first quarter of fiscal 2008 and 1.15 times for the first quarter of fiscal 2007.

         Provision for Loan Losses. The provision for loan losses results from our analysis of the adequacy of the allowance for loan losses. If we believe that the allowance should be higher or lower, then we adjust it, with a charge or credit to provision for loan losses, which is an expense on our income statement. In determining the appropriate provision for loan losses, management considers the level of and trend in non-performing loans, the level of, and trend in, net loan charge-offs, the dollar amount and mix of the loan portfolio, as well as general economic conditions and real estate trends in the Company's market area, which can impact the inherent risk of loss in the Company's portfolio. Furthermore, the OTS may disagree with our judgments regarding the risks in our loan portfolio and could require us to increase the allowance in the future.

         For the three months ended December 31, 2007, we recorded no provision for loan losses, compared to $15,000 in the same quarter last year. At December 31, 2007, the ratio of our loan allowance to total gross loans was 0.84% as compared to 0.87% on December 31, 2006. On September 30, 2007 the allowance was

$911,000, or 0.86% of total gross loans, and we determined for the quarter ended December 31, 2007 that the appropriate level for the allowance was $894,000. We had charge-offs during the quarter of $21,000 and recoveries of $4,000, so no provision was necessary to reach the desired level for the allowance. Our level of non-accruing loans, along with loans 90 days delinquent and still accruing interest was $1,122,000, or 1.06% of total loans, at December 31, 2007 as compared to $674,000, or 0.63% of total loans, at September 30, 2007.

         Non-interest Income. Our non-interest income was $10,000 higher in the first quarter of fiscal 2008 as compared to the same quarter in fiscal 2007 mostly due to an increase in service charges of $50,000 offset by a $42,000 decrease in the market value of the underlying plan assets in the deferred directors fees plan.

         Non-interest Expense. Non-interest expense decreased by $13,000 from the quarter ended December 31, 2006 to the quarter ended December 31, 2007. Over that period, occupancy and equipment expense increased by $23,000 while directors' fees decreased by $40,000, accounting for most of the change. Occupancy and equipment costs increased due to the addition of the new office in Gouverneur. The old administration building was vacated at the end of November so we will see some offset going forward. Directors' fees were decreased mostly due to the decrease in the market value of the underlying plan assets in the deferred directors fees plan for the quarter ended December 31, 2007 as compared to the quarter ending December 31, 2006.

         At December 31, 2007, we had thirty-two full-time and four part-time employees, compared to thirty-two full-time and three part-time employees at the end of December 2006.

         Income tax expense. Our income tax expense increased by $8,000, or 7.0%, comparing the first quarter of fiscal 2008 to the same quarter of fiscal 2007. The increased expense was the result of an increase in income before taxes of $31,000 over the same period, an increase of 9.4%.

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

         In general, we manage our liquidity by maintaining a sufficient level of short-term investments so funds are readily available for investment in loans when needed. During the three months ended December 31, 2007, we decreased our cash and cash equivalents by $547,000.

         Deposits decreased by $779,000 during the quarter ended December 31, 2007. In addition to factors within our control, such as our deposit pricing strategies and our marketing efforts, deposit flows are affected by the level of general market interest rates, the availability of alternate investment opportunities, general economic conditions, and other factors outside our control. We reduced borrowings from FHLB by $450,000 during the quarter ended December 31, 2007 and decreased brokered CDs by $421,000 over the same period.

         We monitor our liquidity regularly. Excess liquidity is invested in overnight federal funds sold and other short-term investments. If we need additional funds, we can borrow those funds, although the cost of borrowing money is normally higher than the average cost of deposits. As a member of the FHLB, the Bank can arrange to borrow an additional $18.4 million against our one to four family mortgage portfolio. We have used borrowed funds to help us leverage capital and grow the Bank, but have not needed borrowings to cover liquidity shortfalls. In addition to borrowings, we believe that, if we need to do so, we can attract additional deposits by increasing the rates we offer.

         We measure liquidity on a monthly basis and want to maintain a liquidity ratio of between 5% and 15%. At December 31, 2007, the ratio is 7.3%. We will continue to monitor liquidity.

Off Balance Sheet Arrangements

         The Company's financial statements do not reflect off-balance sheet arrangements that are made in the normal course of business. These off-balance sheet arrangements consist of unfunded loans.

         We had $0.8 million in outstanding commitments to make loans at December 31, 2007, along with $5.8 million of unused home equity, commercial and overdraft lines of credit. We also had a commitment to sell the $2.1 million guaranteed portion of a USDA guaranteed loan we originated. The loan sold in January 2008 after we received USDA approval for the sale. We anticipate that we will have enough funds to meet our current loan commitments and to fund draws on the lines of credit through the normal turnover of our loan and securities portfolios. At December 31, 2007, we had $31.7 million of time certificates scheduled to mature within one year including brokered CDs. We anticipate that we can retain substantially all of those deposits if we need to do so to fund loans and other investments as part of our efforts to grow and leverage our capital.

Capital Resources

         The OTS has minimum capital ratio requirements applying to the Bank, but there are no comparable minimum capital requirements that apply to us as a savings and loan holding company. At December 31, 2007, the Bank exceeded all regulatory capital requirements of the OTS applicable to it, with Tier I capital of $20.2 million, or 15.2% of average assets and with total risk-based capital of $21.0 million, or 27.2% of risk-weighted assets. The Bank also had tangible capital of $20.2 million, or 15.2% of average tangible assets. The Bank was classified as "well capitalized" at December 31, 2007 under OTS regulations.

Item 3.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. The term "disclosure controls and procedures" is defined in Rule 13a-14(c) of the Securities Exchange Act of 1934, or (the "Exchange Act"). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2007, and they have concluded that as of that date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

(b) Changes in Internal Controls. There were no significant changes to our internal controls or in other factors that could significantly affect our internal controls during the quarter ended December 31, 2007, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

                                       Gouverneur Bancorp, Inc.

Date: February 8, 2008                 By: /s/ Richard F. Bennett
                                           -------------------------------------
                                           Richard F. Bennett
                                           President and Chief Executive Officer
                                           (principal executive officer and
                                           officer duly authorized to sign on
                                           behalf of the registrant)

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