Form 10QSB
period 2008-03-31
GOUVERNEUR BANCORP INC
filed 2008-05-08
CIK 1063942

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

                                                          Outstanding at
          Class                                             May 5, 2008
-----------------------------                               -----------
Common Stock, par value $ .01                                2,299,384

Transitional Small Business Disclosure Format (check one):
                               Yes [ ]  No [X]

                            GOUVERNEUR BANCORP, INC.
                                   FORM 10-QSB
                                TABLE OF CONTENTS


PART 1 - FINANCIAL INFORMATION                                              Page
--------------------------------------------------------------------------------
Item 1.  Financial Statements - Unaudited

         Consolidated Statements of Financial Condition at
         March 31, 2008 and September 30, 2007                                3

         Consolidated Statements of Income for the three and
         six months ended March 31, 2008 and 2007                             4

         Consolidated Statements of Shareholders' Equity for the
         six months ended March 31, 2008 and 2007                             5

         Consolidated Statements of Cash Flows for the six months ended
         March 31, 2008 and 2007                                              7

         Notes to Consolidated Financial Statements                           8

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.                                              14

Item 3.  Controls and Procedures                                             26

PART II - OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings                                                   26

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
         (c) Repurchases during the quarter                                  26

Item 4.  Submission of Matters to a Vote of Security Holders                 27

Item 6.  Exhibits                                                            27

SIGNATURES                                                                   28

EXHIBITS                                                                     29


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                     GOUVERNEUR BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
           (In thousands, except share and per share data) (Unaudited)

                                                                                          March  31,     September 30,
                                                                                             2008            2007
                                                                                         ------------    ------------
Assets:
Cash and due from banks                                                                  $      1,783    $      2,381
Interest-bearing deposits in bank                                                               5,440           1,499
                                                                                         ------------    ------------
                     Total cash and cash equivalents                                            7,223           3,880

Securities available-for-sale                                                                   9,316           9,784
Securities held-to-maturity (fair value 2008: $78: 2007: $81)                                      77              81
Loans, held for sale                                                                               --           2,105
Loans receivable, net of allowance for loan losses 2008: $882: 2007: $911                     105,094         106,131
Investment in Federal Home Loan Bank stock, at cost                                             1,517           1,694
Investment in life insurance                                                                    3,855           3,778
Premises and equipment, net                                                                     3,212           3,059
Accrued interest receivable and other assets                                                    2,438           2,077
                                                                                         ------------    ------------
                     Total assets                                                        $    132,732    $    132,589
                                                                                         ============    ============

Liabilities:
Deposits: Non-interest-bearing demand                                                    $      5,604    $      5,708
          NOW and money market                                                                 13,748          13,162
          Savings                                                                              16,983          17,617
          Time                                                                                 43,136          39,742
                                                                                         ------------    ------------
                     Total deposits                                                            79,471          76,229

Advances from the Federal Home Loan Bank of New York                                           29,200          33,150
Other liabilities                                                                               3,353           2,780
                                                                                         ------------    ------------
                     Total liabilities                                                        112,024         112,159
                                                                                         ------------    ------------
Shareholders' Equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized; none issued                          --              --
Common stock, $.01 par value, 9,000,000 shares authorized; 2,384,040 shares issued                 24              24
Additional paid-in capital                                                                      4,951           4,910
Retained earnings                                                                              16,220          16,024
Treasury stock, at cost, 2008: 84,656 shares: 2007: 83,981 shares                                (439)           (425)
Accumulated other comprehensive income (loss)                                                       9             (18)
Unallocated common stock held by Employee Stock Ownership Plan                                    (57)            (85)
                                                                                         ------------    ------------
                     Total shareholders' equity                                                20,708          20,430
                                                                                         ------------    ------------
                     Total liabilities and shareholders' equity                          $    132,732    $    132,589
                                                                                         ============    ============

See accompanying notes to consolidated financial statements.


                     GOUVERNEUR BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                (In thousands, except per share data) (Unaudited)

                                                                        Three Months Ended                Six Months Ended
                                                                              March 31,                       March 31,
                                                                     ----------------------------    ----------------------------
                                                                         2008            2007            2008            2007
                                                                     ------------    ------------    ------------    ------------
Interest income:
----------------
     Loans                                                           $      1,831    $      1,878    $      3,673    $      3,731
     Securities - taxable                                                     118             113             239             233
                  non-taxable                                                  27              13              52              25
     Other short-term investments                                              19              16              44              25
                                                                     ------------    ------------    ------------    ------------
           Total interest income                                            1,995           2,020           4,008           4,014
                                                                     ------------    ------------    ------------    ------------
Interest expense:
-----------------
     Deposits                                                                 570             532           1,138           1,050
     Borrowings - short term                                                   33             132             139             271
     Borrowings - long term                                                   315             297             614             587
                                                                     ------------    ------------    ------------    ------------
           Total interest expense                                             918             961           1,891           1,908
                                                                     ------------    ------------    ------------    ------------

           Net interest income                                              1,077           1,059           2,117           2,106
     Provision for loan losses                                                 --              --              --              15
                                                                     ------------    ------------    ------------    ------------
           Net interest income after provision for loan losses              1,077           1,059           2,117           2,091
                                                                     ------------    ------------    ------------    ------------
Non-interest income:
--------------------
     Service charges                                                           97              55             199             107
     Realized loss on sales of securities - AFS                                (1)             --              (1)             --
     Earnings on investment in life insurance                                  39              38              77              72
     Net realized gain on foreclosed assets                                    --              20              --              17
     Other                                                                     15              47              34             110
                                                                     ------------    ------------    ------------    ------------
           Total non-interest income                                          150             160             309             306
                                                                     ------------    ------------    ------------    ------------
Non-interest expenses:
----------------------
     Salaries and employee benefits                                           486             461             940             915
     Directors fees                                                             4              46              16              98
     Occupancy and equipment                                                  125             162             248             262
     Data processing                                                           34              31              69              62
     Postage and supplies                                                      45              44              77              79
     Professional fees                                                         61              62             126             121
     Other                                                                    123             137             240             254
                                                                     ------------    ------------    ------------    ------------
           Total non-interest expenses                                        878             943           1,716           1,791
                                                                     ------------    ------------    ------------    ------------

           Income before income tax expense                                   349             276             710             606

Income tax expense                                                            112              93             234             207
                                                                     ------------    ------------    ------------    ------------

     Net income                                                      $        237    $        183    $        476    $        399
                                                                     ============    ============    ============    ============

Earnings per common share - basic                                    $       0.10    $       0.08    $       0.21    $       0.18
Earnings per common share - diluted                                  $       0.10    $       0.08    $       0.21    $       0.17

See accompanying notes to consolidated financial statements


                                                GOUVERNEUR BANCORP, INC AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                   Six months ended March 31, 2008
                                            (In thousands, except share data) (Unaudited)

                                                                                                Accumulated
                                                                                                   Other     Unallocated
                                                              Additional                       Comprehensive   Common
                                                      Common    Paid-in    Retained    Treasury    Income     Stock held
                                                       Stock    Capital    Earnings     Stock      (Loss)      by ESOP       Total
                                                     -------   --------   ----------   ------    ----------   ---------    --------
Balance at September 30, 2007                        $    24   $  4,910   $   16,024   $ (425)   $      (18)  $     (85)   $ 20,430

Comprehensive income:
   Net income                                                                    476                                            476
   Net pension and postretirement benefit
        costs, net of taxes                                                                              20                      20
   Change in net unrealized gain on
        Securities available for sale, net of taxes                                                       7                       7
                                                                                                                           --------

     Total comprehensive income                                                                                                 503
                                                                                                                           --------

Allocation of ESOP shares (5,556 shares)                             25                                              28          53

Cumulative effect of adoption of new accounting
principle on October 1, 2007 EITF Issue No. 06-4                                (121)                                          (121)
Amortization of MRP                                                  16                                                          16
Purchases of treasury stock (2,140 shares)                                                (20)                                  (20)
Exercise of stock options (1,125 shares)                                                    6                                     6
Cash dividends declared, $0.16 per share                                        (159)                                          (159)
                                                     -------   --------   ----------   ------    ----------   ---------    --------

Balance at March 31, 2008                            $    24   $  4,951   $   16,220   $ (439)   $        9   $     (57)   $ 20,708
                                                     =======   ========   ==========   ======    ==========   =========    ========

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

                                                                                    Accumulated   Unallocated  Unallocated
                                                 Additional                            Other         Common      Common
                                        Common     Paid-in     Retained   Treasury  Comprehensive  Stock held  Stock held
                                        Stock      Capital     Earnings    Stock       Income        by MRP      By ESOP     Total
                                       -------   --------    ---------   -------    -----------   ----------   ---------    -------
Balance at September 30, 2006          $    24   $  4,847    $  15,398   $  (466)   $       234   $      (44)  $    (138)   $19,855

Comprehensive income:
   Net income                                                      399                                                          399
   Change in net unrealized gain
      on securities available
      for sale, net of
      reclassification
      adjustment and tax effects                                                            (17)                                (17)
                                                                                                                            -------

     Total comprehensive income                                                                                                 382
                                                                                                                            -------

Allocation of ESOP shares
 (5,155 shares)                                        38                                                             26         64
Adoption of SFAS 123(R)                               (44)                                                44                     --
Amortization of MRP shares                             19                                                                        19
Amortization of stock option grants                     3                                                                         3
Exercise of stock options
 (6,475 shares)                                        (2)                    33                                                 31
Cash dividends declared,
 $0.16 per share                                                  (158)                                                        (158)
                                       -------   --------    ---------   -------    -----------   ----------   ---------    -------

Balance at March 31, 2007              $    24   $  4,861    $  15,639   $  (433)   $       217   $       --   $    (112)   $20,196
                                       =======   ========    =========   =======    ===========   ==========   =========    =======

See accompanying notes to consolidated financial statements


                     GOUVERNEUR BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands) (Unaudited)

                                                                                     Six Months Ended
                                                                                        March 31,
                                                                               ----------------------------
                                                                                   2008            2007
                                                                               ------------    ------------
Cash flows from operating activities:
   Net Income                                                                  $        476    $        399
   Adjustments to reconcile net income to net cash provided by operating activities:
       Provision for loan losses                                                         --              15
       Net amortization of deferred costs on loans                                       72              69
       Depreciation                                                                      63              64
       Net amortization of securities premiums and discounts                              1              --
       Net realized gains on sales of securities - AFS                                   (1)             --
       Earnings on bank owned life insurance                                            (77)            (72)
       Allocated and earned shares of SOP, ESOP and MRP                                  69              86
       Net realized (gain) loss on sale of foreclosed assets                             --             (17)
       (Increase) decrease in accrued interest receivable and other assets             (396)            451
       Increase (decrease) in accrued interest payable and other liabilities            480            (269)
                                                                               ------------    ------------
                    Net cash provided by operating activities                           687             726
                                                                               ------------    ------------
Cash flows from investing activities:
   Net (increase) decrease in loans                                                     894          (1,568)
   Proceeds from sales of securities AFS                                                164              --
   Proceeds from maturities and principal reductions of securities AFS                  793           1,112
   Purchases of securities AFS                                                         (477)           (501)
   Proceeds from maturities and principal reductions of securities HTM                    4               6
   Proceeds from the sale of foreclosed assets                                          113             189
   Proceeds from sale of loan held for sale                                           2,085              --
   Additions to premises and equipment                                                 (216)           (944)
   (Purchases) redemptions of Federal Home Loan Bank stock                              177             (18)
                                                                               ------------    ------------
                    Net cash provided by (used in) investing activities               3,537          (1,724)
                                                                               ------------    ------------
Cash flows from financing activities:
   Net increase in deposits                                                           3,242           1,933
   Proceeds from (repayments of) FHLB advances                                       (3,950)            400
   Exercise of stock options                                                              6              31
   Cash dividends paid                                                                 (159)           (158)
   Purchase treasury stock                                                              (20)             --
                                                                               ------------    ------------
                     Net cash provided by (used in) financing activities               (881)          2,206
                                                                               ------------    ------------

   Net increase in cash and cash equivalents                                          3,343           1,208
   Cash and cash equivalents at beginning of period                                   3,880           2,470
                                                                               ------------    ------------
   Cash and cash equivalents at end of period                                  $      7,223    $      3,678
                                                                               ============    ============

Non-cash investing activities:
   Additions to foreclosed assets                                              $         91    $        199
Cash paid during the period for:
   Interest                                                                           1,942           1,884
   Income taxes                                                                         236             243

See accompanying notes to consolidated financial statements.

                     GOUVERNEUR BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.       Basis of Presentation
         ---------------------

         The accompanying unaudited consolidated financial statements include the accounts of Gouverneur Bancorp, Inc. (the "Company") and Gouverneur Savings and Loan Association (the "Bank"), the wholly owned and only subsidiary of the Company, as of March 31, 2008 and September 30, 2007 and for the three and six month periods ended March 31, 2008 and 2007. All material intercompany accounts and transactions have been eliminated in this consolidation. These statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include all information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles in the United States of America.

         In the opinion of management, all adjustments, consisting of only normal recurring adjustments or accruals, which are necessary for a fair presentation of the consolidated financial statements have been made at and for the three month and the six month periods ended March 31, 2008 and 2007. The results of operations for the three month and six month periods ended March 31, 2008 are not necessarily indicative of the results which may be expected for an entire fiscal year or other interim periods.

         The data in the consolidated statement of condition for September 30, 2007 was derived from the Company's annual report on Form 10-KSB. That data, along with the interim financial information presented in the consolidated statements of financial condition, income, shareholders' equity and cash flows should be read in conjunction with the 2007 consolidated financial statements, including the notes thereto included in the Company's Annual Report on Form 10-KSB.

2.       Earnings Per Common Share
         -------------------------

         Basic earnings per common share represents income available to common shareholders divided by the weighted average number of common shares outstanding during the period. Unallocated Employee Stock Ownership Plan ("ESOP") and unearned Management Recognition Plan ("MRP") shares are not included in the weighted average number of shares outstanding. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to unearned MRP shares and outstanding stock options and are determined using the treasury stock method.

         Basic and diluted earnings per share for the three-month and six month periods ending March 31, 2008 and 2007 were computed as follows:

                                                                                (In thousands, except per share data)

                                                                         Three Months Ended                Six Months Ended
                                                                               March 31,                       March 31,
                                                                     ----------------------------    ----------------------------
                                                                         2008             2007           2008            2007
                                                                     ------------    ------------    ------------    ------------
         Basic earnings per share:
         Net income                                                  $        237    $        183    $        476    $        399
                                                                     ============    ============    ============    ============

         Weighted average common shares outstanding                         2,280           2,266           2,279           2,264
                                                                     ============    ============    ============    ============
         Basic earnings per share                                    $       0.10    $       0.08    $       0.21    $       0.18
                                                                     ============    ============    ============    ============
         Diluted earnings per share:
         Net income                                                  $        237    $        183    $        476    $        399
                                                                     ============    ============    ============    ============

         Weighted average common shares outstanding                         2,280           2,266           2,279           2,264
         Additional potentially dilutive securities
               (equivalent in common stock)
                   common stock options and unearned MRP shares                19              28              22              29
                                                                     ------------    ------------    ------------    ------------
         Diluted weighted average common shares outstanding                 2,299           2,294           2,301           2,293
                                                                     ============    ============    ============    ============
         Diluted earnings per share                                  $       0.10    $       0.08    $       0.21    $       0.17
                                                                     ============    ============    ============    ============

3.       Comprehensive Income
         --------------------

         Comprehensive income, presented in the consolidated statements of shareholders' equity, consists of net income and the net change for the period in after-tax unrealized gains or losses on securities available for sale. For the six months ended March 31, 2008, it also includes the amortization of certain pension and postretirement costs previously recorded in accumulated other comprehensive income in accordance with Statement of Financial Accounting Standards ("SFAS") No. 158 "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans". Accumulated other comprehensive income in the consolidated statements of financial condition represents the net unrealized gains or losses on securities available for sale and pension and postretirement benefit costs related to SFAS No. 158, as of the reporting dates, net of related tax effects.

         The components of other comprehensive income and related tax effects for the three and six month periods ended March 31, 2008 and 2007 are as follows:

                                                                        Three Months Ended              Six Months Ended
                                                                              March 31,                      March 31,
                                                                     ----------------------------    ----------------------------
                                                                                            (In thousands)

                                                                         2008            2007            2008            2007
                                                                     ------------    ------------    ------------    ------------
         Unrealized holding gains (losses) arising
            during the period                                        $         87    $        (48)   $         12    $        (29)
         Reclassification adjustment for losses realized in
            net income during the period                                        1              --               1              --
         Net pension and postretirement benefit costs                          18              --              33              --
                                                                     ------------    ------------    ------------    ------------
                                                                              106             (48)             46             (29)
         Tax effect                                                           (43)             19             (19)             12
                                                                     ------------    ------------    ------------    ------------
         Other comprehensive gain (loss), net of tax                 $         63    $        (29)   $         27    $        (17)
                                                                     ============    ============    ============    ============

         The following table shows the components of accumulated other comprehensive income at March 31, 2008 and September 30, 2007:

                                                                                                       March 31,     September 30,
                                                                                                         2008            2007
                                                                                                     ------------    ------------
                                                                                                           (In thousands)
         Pension and postretirement benefit costs, net of taxes of $120 at
           March 31, 2008 and $133 at September 30, 2007                                             $       (179)   $       (199)

         Unrealized holding gains on available for sale securities, net of
          taxes of $126 at March 31, 2008 and $121 at September 30, 2007                                      188             181
                                                                                                     ------------    ------------
                                                                                                     $         (9)   $        (18)
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

         SFAS 123R also requires the benefits of realized tax deductions in excess of previously recognized tax benefits on stock-based compensation expense to be reported as a financing cash flow (none for the six months ended March 31, 2008) rather than an operating cash flow, as previously required. In accordance with Staff Accounting Bulletin ("SAB") No. 107, the Company classified share-based compensation within non-interest expenses to correspond with the same line item as the cash compensation paid to employees and directors.

         Both employee and non-employee director options generally vest over a five-year service period. Compensation expense recognized for all option grants is net of estimated forfeitures and is recognized over the awards' respective requisite vesting periods. The fair values of all option grants were estimated using the Black-Scholes option pricing model. The Company recognizes compensation expense for the fair values of these awards, which have graded vesting, on a straight-line basis over the requisite vesting period of the awards. Stock option compensation expense was $0 and $3,000 for the six months ended March 31, 2008 and 2007. No options were granted in the six-month periods ending March 31, 2008 or 2007, respectively.

         The Company awarded no shares of stock under the MRP during the six months ended March 31, 2008. During the six months ended March 31, 2008, the Company recorded $16,000 of share-based compensation expense, which was for previously issued MRP shares. The Company estimates it will record share-based compensation expense of approximately $33,000 in fiscal 2008.

         The following table illustrates the impact of share-based compensation on net income and earnings per share:

                                                                          Three Months Ended
                                                           March 31, 2008                    March 31, 2007
                                                 ------------------------------      ------------------------------
                                                                     Impact of                           Impact of
                                                                    Share-Based                         Share-Based
                                                                   Compensation                        Compensation
         (In thousands, except per share data)    As Reported         Expense         As Reported         Expense
         -------------------------------------   ------------      ------------      ------------      ------------
         Net income                              $        237      $          5      $        183      $          7

         Earnings per share:
             Basic                               $       0.10      $       0.00      $       0.08      $       0.00
             Diluted                             $       0.10      $       0.00      $       0.08      $       0.00

                                                                           Six Months Ended
                                                           March 31, 2008                    March 31, 2007
                                                 ------------------------------      ------------------------------
                                                                     Impact of                           Impact of
                                                                    Share-Based                         Share-Based
                                                                   Compensation                        Compensation
         (In thousands, except per share data)     As Reported        Expense         As Reported         Expense
         -------------------------------------    ------------     ------------      ------------      ------------
         Net income                              $        476      $         10      $        399      $         13

         Earnings per share:
             Basic                               $       0.21      $       0.00      $       0.18      $       0.01
             Diluted                             $       0.21      $       0.00      $       0.17      $       0.01

5.       Commitments and Contingencies
         -----------------------------

         Outstanding letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The Company's exposure to credit loss in the event of non-performance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments. The Company had six standby letters of credit totaling $186,000 as of March 31, 2008.

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

6.       Dividend Restrictions
         ---------------------

         Cambray Mutual Holding Company ("Cambray MHC"), the Company's parent mutual holding company, held 1,311,222 shares, or 57.0%, of the Company's issued and outstanding common stock, and shareholders other than Cambray MHC held 988,162 shares, or 43.0%, of such stock at March 31, 2008. Cambray MHC filed a notice with the Office of Thrift Supervision ("OTS") to waive its right to receive cash dividends during the 2008 calendar year. The Company announced a cash dividend to shareholders of record as of March 15, 2008 of $0.16 per share of common stock, which was paid on March 31, 2008 to all public shareholders.

         Cambray MHC waived receipt of the current and several past dividends paid by the Company. The dividends are considered as restrictions on the retained earnings of the Company. As of March 31, 2008 and September 30, 2007, the aggregate retained earnings restricted for cash dividends waived were $2.1 million and $1.9 million, respectively.

7.       Recently Issued Accounting Standards
         ------------------------------------

         In September 2006, the FASB Emerging Issues Task Force ("EITF") issued EITF Issue No. 06-4, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements", or EITF 06-4. EITF 06-4 requires that a liability be recorded during the service period when a split-dollar life insurance arrangement continues after participants' employment or retirement. The required accrued liability is based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit, depending on the contractual terms of the underlying agreement. We adopted EITF 06-4 on October 1, 2007 and recorded a cumulative effect adjustment of $121,000 as a reduction of retained earnings effective October 1, 2007. Compensation expense for the six months ended March 31, 2008 was $17,000 and is expected to be $34,000 for the year ended September 30, 2008 related to the adoption of EITF 06-4.

         In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes
         - an interpretation of FASB Statement No. 109" (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that companies recognize in their financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company adopted FIN 48 on October 1, 2007. The impact of adopting FIN 48 did not have a material effect on our financial statements.

         FASB statement No. 141 (R) "Business Combinations" was issued in December of 2007. This Statement establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The Statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of a company's fiscal year beginning after December 15, 2008. This new pronouncement will impact the Company's accounting for business combinations completed beginning October 1, 2009.

         In September 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements," which defines fair value, establishes a framework for measuring fair value under U.S. Generally Accepted Accounting Principles, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. We are currently evaluating the potential impact, if any, of the adoption of FASB Statement No. 157 on our financial position, results of operations and cash flows.

         In February 2008, the FASB issued FASB Staff Position (FSP) 157-2, "Effective Date of FASB Statement No. 157," that permits a one-year deferral in applying the measurement provisions of Statement No. 157 to non-financial assets and non-financial liabilities (non-financial items) that are not recognized or disclosed at fair value in an entity's financial statements on a recurring basis (at least annually). Therefore, if the change in fair value of a non-financial item is not required to be recognized or disclosed in the financial statements on an annual basis or more frequently, the effective date of application of Statement 157 to that item is deferred until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. This deferral does not apply, however, to an entity that applied Statement 157 in interim or annual financial statements prior to the issuance of FSP 157-2.The Company is currently evaluating the impact, if any, that the adoption of FSP 157-2 will have on the Company's operating income or net earnings.

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

         Staff Accounting Bulletin No. 110 ("SAB 110") amends and replaces Question 6 of Section D.2 of Topic 14, "Share-Based Payment," of the Staff Accounting Bulletin series. Question 6 of Section D.2 of Topic 14 expresses the views of the staff regarding the use of the "simplified" method in developing an estimate of expected term of "plain vanilla" share options and allows usage of the "simplified" method for share option grants prior to December 31, 2007. SAB 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate to continue use of the "simplified" method for estimating the expected term of "plain vanilla" share option grants after December 31, 2007. SAB 110 is effective January 1, 2008. The Company believes that this new pronouncement will have no impact on the Company's financial statements in future periods.

         Staff Accounting Bulletin No. 109 ("SAB 109"), "Written Loan Commitments Recorded at Fair Value Through Earnings" expresses the views of the staff regarding written loan commitments that are accounted for at fair value through earnings under generally accepted accounting principles. To make the staff's views consistent with current authoritative accounting guidance, the SAB revises and rescinds portions of SAB No. 105, "Application of Accounting Principles to Loan Commitments." Specifically, the SAB revises the staff's views on incorporating expected net future cash flows related to loan servicing activities in the fair value measurement of a written loan commitment. The SAB retains the staff's views on incorporating expected net future cash flows related to internally-developed intangible assets in the fair value measurement of a written loan commitment. The staff expects registrants to apply the views in Question 1 of SAB 109 on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The Company does not expect SAB 109 to have a material impact on its financial statements.

         In June 2007, the EITF reached a consensus on Issue No. 06-11, "Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards" ("EITF 06-11"). EITF 06-11 states that an entity should recognize a realized tax benefit associated with dividends on nonvested equity shares, nonvested equity share units and outstanding equity share options charged to retained earnings as an increase in additional paid in capital. The amount recognized in additional paid in capital should be included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payment awards. EITF 06-11 should be applied prospectively to income tax benefits of dividends on equity-classified share-based payment awards that are declared in fiscal years beginning after December 15, 2007. The Company expects that EITF 06-11 will not have an impact on its financial statements.

         In March 2008, the FASB issued Statement No. 161, "Disclosures about Derivative Instruments and Hedging Activities--an amendment of FASB Statement No. 133" ("Statement 161"). Statement 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. Statement 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 has been applied, and the impact that hedges have on an entity's financial position, financial performance, and cash flows. Statement 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the potential impact the new pronouncement will have on its financial statements.

         In February 2008, the FASB issued a FASB Staff Position ("FSP") FAS 140-3, "Accounting for Transfers of Financial Assets and Repurchase Financing Transactions." This FSP addresses the issue of whether or not these transactions should be viewed as two separate transactions or as one "linked" transaction. The FSP includes a "rebuttable presumption" that presumes linkage of the two transactions unless the presumption can be overcome by meeting certain criteria. The FSP will be effective for fiscal years beginning after November 15, 2008 and will apply only to original transfers made after that date; early adoption will not be allowed. The Company is currently evaluating the potential impact the new pronouncement will have on its financial statements.

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

         The Bank has been, and continues to be, a community oriented financial institution offering a variety of financial services. The Bank attracts deposits from the general public and uses those deposits together with funds purchased from deposit brokers and funds borrowed from the Federal Home Loan Bank ("FHLB"), to make loans and other investments. Most of the loans are one to four family residential mortgages made to residents in the Bank's primary market area, southern St. Lawrence and northern Jefferson and Lewis counties in New York State. The Bank's deposit accounts are insured by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation ("FDIC"), and the Bank is subject to regulation by the FDIC and the OTS.

Recent Developments

         Due primarily to the ongoing cost of complying with SEC regulations as well as the anticipated cost of complying with SEC regulations that implement the Sarbanes-Oxley Act of 2002, the Company is currently considering ways to deregister its common stock with the SEC. No decision has been made as to the method by which the Company would deregister or whether the Company will ultimately decide to deregister. Deregistration with the SEC would eliminate the requirement to file annual and quarterly reports with the SEC and eliminate the requirement to comply with SEC regulations relating to management's assessment of internal control over financial reporting, which are effective for the Company for the first time in the Company's 2008 fiscal year.

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

         The allowance consists of specific, general and unallocated components. Collateral values discounted for market conditions and selling costs are used to establish specific allocations. The Bank's historical loan loss experience, delinquency rates and general economic conditions are used to establish general allocations. The unallocated component reflects the inherent imprecision in calculating the allowance.

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

                                                                         For the three months Ended March 31,
                                                                      2008                                  2007
                                                      ------------------------------------   ------------------------------------
                                                                                  (Dollars in thousands)

                                                        Average                  Yield/        Average                  Yield/
                                                        Balance     Interest     Cost (6)      Balance     Interest     Cost (6)
                                                      ----------   ----------   ----------   ----------   ----------   ----------
Loans, net (1)                                        $  106,213   $    1,831         6.99%  $  109,269   $    1,878         6.97%
Securities (2)                                            10,987          145         5.35%      10,850          126         4.71%
Other short-term investments                               2,877           19         2.68%       1,278           16         5.08%
                                                      ----------   ----------                ----------   ----------
   Total interest-earning assets                         120,077        1,995         6.74%     121,397        2,020         6.75%
                                                                   ----------                             ----------
Non-interest-earning assets                               10,514                                 10,515
                                                      ----------                             ----------
   Total assets                                       $  130,591                             $  131,912
                                                      ==========                             ==========

Savings and club accounts (3)                         $   17,295           43         1.01%  $   18,759           47         1.02%
Time certificates                                         41,495          487         4.76%      39,090          448         4.65%
NOW and money market accounts                             12,854           40         1.26%      12,085           37         1.24%
Borrowings                                                30,789          348         4.58%      35,868          429         4.85%
                                                      ----------   ----------                ----------   ----------
   Total interest-bearing liabilities                    102,433          918         3.63%     105,802          961         3.68%
                                                                   ----------                             ----------
Non-interest-bearing liabilities                           7,503                                  5,889
                                                      ----------                             ----------
   Total liabilities                                     109,936                                111,691
Shareholders' equity                                      20,655                                 20,221
                                                      ----------                             ----------
   Total liabilities and
      shareholders' equity                            $  130,591                             $  131,912
                                                      ==========                             ==========
Net interest income/spread (4)                                     $    1,077         3.11%               $    1,059         3.07%
                                                                   ==========   ==========                ==========   ==========
Net earning assets/net interest margin (5)            $   17,644                      3.64%  $   15,595                      3.54%
                                                      ==========                ==========   ==========                ==========
Ratio of average interest-earning
   Assets to average interest-bearing liabilities           1.17x                                  1.15x
                                                      ==========                             ==========

Notes appear on following page


Average Balances, Interest Rates and Yields (continued)

                                                                          For the six months Ended March 31,
                                                                      2008                                  2007
                                                      ------------------------------------   ------------------------------------
                                                                                  (Dollars in thousands)

                                                        Average                  Yield/        Average                  Yield/
                                                        Balance     Interest     Cost (6)      Balance     Interest     Cost (6)
                                                      ----------   ----------   ----------   ----------   ----------   ----------
Loans, net (1)                                        $  107,359   $    3,673         6.86%  $  108,975   $    3,731         6.87%
Securities (2)                                            11,110          291         5.25%      10,985          258         4.71%
Other short-term investments                               2,604           44         3.39%         991           25         5.06%
                                                      ----------   ----------                ----------   ----------
   Total interest-earning assets                         121,073        4,008         6.64%     120,951        4,014         6.66%
                                                                   ----------                             ----------
Non-interest-earning assets                               10,487                                 10,335
                                                      ----------                             ----------
   Total assets                                       $  131,560                             $  131,286
                                                      ==========                             ==========

Savings and club accounts (3)                         $   17,790           90         1.01%  $   19,009           97         1.02%
Time certificates                                         40,572          967         4.78%      38,725          878         4.55%
NOW and money market accounts                             12,914           81         1.26%      12,081           75         1.25%
Borrowings                                                32,354          753         4.67%      35,642          858         4.83%
                                                      ----------   ----------                ----------   ----------
   Total interest-bearing liabilities                    103,630        1,891         3.66%     105,457        1,908         3.63%
                                                                   ----------                             ----------
Non-interest-bearing liabilities                           7,380                                  5,717
                                                      ----------                             ----------
   Total liabilities                                     111,010                                111,174
Shareholders' equity                                      20,550                                 20,112
                                                      ----------                             ----------
   Total liabilities and
      shareholders' equity                            $  131,560                             $  131,286
                                                      ==========                             ==========
Net interest income/spread (4)                                     $    2,117         2.98%               $    2,106         3.03%
                                                                   ==========   ==========                ==========   ==========
Net earning assets/net interest margin (5)            $   17,443                      3.51%  $   15,494                      3.49%
                                                      ==========                ==========   ==========                ==========
Ratio of average interest-earning
   assets to average interest-bearing liabilities           1.17x                                  1.15x
                                                      ==========                             ==========

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

                                                 Three months ended March 31,              Six months ended March 31,
                                                        2008 vs. 2007                           2008 vs. 2007
                                                  Increase (Decrease) Due To:             Increase (Decrease) Due To:
                                            --------------------------------------    --------------------------------------
                                              Volume        Rate          Total        Volume         Rate          Total
                                            ----------    ----------    ----------    ----------    ----------    ----------
                                                                         (Dollars in thousands)
Interest-earning assets:

Loans                                       $      (52)   $        5    $      (47)   $      (53)   $       (5)   $      (58)
 Securities                                          2            17            19             3            30            33
 Other short-term investments                       13           (10)            3            30           (11)           19
                                            ----------    ----------    ----------    ----------    ----------    ----------
   Total interest-earning assets                   (37)           12           (25)          (20)           14            (6)
                                            ----------    ----------    ----------    ----------    ----------    ----------

Interest-bearing liabilities:

 Savings and club accounts                          (4)           --            (4)           (6)           (1)           (7)
 Time certificates                                  28            11            39            43            46            89
 NOW and money market accounts                       2             1             3             5             1             6
 Borrowings                                        (58)          (23)          (81)          (77)          (28)         (105)
                                            ----------    ----------    ----------    ----------    ----------    ----------
  Total interest-bearing liabilities               (32)          (11)          (43)          (35)           18           (17)
                                            ----------    ----------    ----------    ----------    ----------    ----------

Net change in net interest income           $       (5)   $       23    $       18    $       15    $       (4)   $       11
                                            ==========    ==========    ==========    ==========    ==========    ==========

Comparison of Financial Condition at March 31, 2008 and September 30, 2007.

         Total assets at March 31, 2008 were $132.7 million, an increase of $0.1 million, or 0.1%, from $132.6 million at September 30, 2007. Net loans decreased by $1.0 million, or 0.9%, from $106.1 million to $105.1 million. The decrease in loans resulted from decreases of $1.4 million in residential real estate loans and $0.4 million in other consumer loans, offset with increases of $0.5 million in commercial real estate loans and $0.3 million in other commercial loans. The decrease in residential mortgage loans was mainly caused by a decrease in construction loans.

         In January, the sale of a loan in the amount of $2.1 million, previously held for sale, closed as final USDA approval was received.

         Borrowed funds from FHLB, consisting of advances and security repurchase obligations, were $29.2 million on March 31, 2008, down $4.0 million from $33.2 million at September 30, 2007. Brokered deposits totaled $3.7 million at March 31, 2008, down $0.3 million from $4.0 million on September 30, 2007. Total deposits increased $3.3 million, or 4.3%, during the six months from $76.2 million to $79.5 million. Increases in NOW and money market accounts and time deposits, including brokered deposits, of $0.6 million, and $3.4 million, respectively, more than offset decreases of $0.1 million and $0.6 million in demand deposits and savings accounts, respectively.

         Shareholders' equity increased $278,000 for the six months ended March 31, 2008. The increase resulted from net income of $476,000 combining with an increase of $53,000 on ESOP shares earned, amortization of $16,000 on MRP shares, a $20,000 recognition of pension and postretirement benefit costs, a $7,000, net of taxes, increase in unrealized gains on securities available-for-sale, a $6,000 increase as 1,125 treasury shares were issued when one director exercised some of his vested stock options, a decrease of $159,000 for a cash dividend paid to public shareholders on March 31, 2008, a decrease of $20,000 for the purchase of treasury shares and a cumulative effect adjustment to retained earnings of $121,000 related to the adoption of EITF No. 06-4 which decreased shareholders' equity.

         At March 31, 2008, non-performing assets totaled $776,000, or 0.58% of total assets, as compared to $762,000, or 0.57% of total assets at September 30, 2007. Non-performing loans increased by $37,000, from $674,000, or 0.63% of total loans, to $711,000, or 0.68% of total loans, over the same period. A summary of the Company's non-performing assets and related ratios follows:

                                                      March 31,   September 30,
            Non-performing assets                       2008          2007
            ---------------------                   ------------  ------------

            Non-accrual loans
            -----------------
            Residential mortgages
                and home equity loans               $        244  $        127
            Commercial mortgages                             444           249
            Consumer other                                    23             1
            Commercial other                                  --            --
                                                    ------------  ------------
                Total non-accrual loans                      711           377

            Residential mortgage loans over 90
              Days delinquent and still accruing              --           297
                                                    ------------  ------------
                Total non-performing loans                   711           674

            Foreclosed real estate                            50            85
            Other repossessed assets                          15             3
                                                    ------------  ------------
              Total non-performing assets           $        776  $        762
                                                    ============  ============

            Non-performing loans to total loans             0.68%         0.63%

            Non-performing assets to total assets           0.58%         0.57%

         The Company had no loans more than 90 days delinquent and still accruing at March 31, 2008 and $297,000 of such loans at September 30, 2007.

         Of the five non-accrual residential mortgages at March 31, 2008, two loans totaling $97,000 are currently in foreclosure proceedings.

         The non-accrual balance in commercial mortgages consists of three loans, with two loans totaling $442,000 in foreclosure.

         Management believes that each of these non-performing loans is adequately secured by collateral. Further, management is not aware of any factors common to these loans, which caused their non-performance or any developments that suggest an upward trend in delinquencies. Accordingly, while we will continue to monitor asset quality, management has determined that the $29,000 decrease in the loan loss allowance is appropriate at this time based on the history of losses in the loan portfolio over the past six years.

Comparison of Results of Operations for the Three Months Ended March 31, 2008 and 2007.

         General. Our net income for the three months ended March 31, 2008 was $237,000, an increase of $54,000, or 29.5%, over net income of $183,000 for the same period last year. The increase in net income resulted from the combination of the following factors:

         1. net interest income increased by $18,000, as interest income decreased $25,000 and interest expense decreased by $43,000,

         2. non-interest income decreased by $10,000 over last year's period,

         3. non-interest expense decreased $65,000 in the three month period this year compared to last year's period, and

         4.       income tax expense increased $19,000.

         Basic and diluted earnings per share were both $0.10 for this year's quarter versus $0.08 for both measures in last year's quarter.

         An analysis of the information shown previously in the Average Balances, Interest Rates and Yields table for three months and in the related Rate Volume Analysis of Net Interest Income table follows:

         Interest Income. Interest income decreased only $25,000 for the three months ended March 31, 2008 and was $2.0 million for the three months ended March 31, 2008 and March 31, 2007. Interest income decreased $37,000 due to a decrease in the average balance of interest-earning assets, primarily loans, from $121.4 million to $120.1 million, while interest income increased $12,000 as the increase in the average rate earned on loans and securities more than offset the decrease in other short-term investments.

         Interest income on loans decreased $47,000, or 2.5%, for the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007. The decrease in the average balance of loans resulted in a reduction of $52,000 in interest income, while an increase of 0.02% in the average interest rate on loans, increased interest income by $5,000.

         Interest income on securities and other short-term investments was $164,000 for the three months ended March 31, 2008 and $142,000 for the three months ended March 31, 2007. Of the $22,000 increase, $15,000 resulted from an increase in the average balance of securities and other short-term investments and $7,000 resulted from an increase in rates on our securities.

         Interest Expense. Interest expense decreased by $43,000, or 4.5%, from $961,000 for the three months ended March 31, 2007 to $918,000 for the three months ended March 31, 2008. Interest expense decreased $32,000 due to a decrease in the average balance of interest-bearing liabilities from $105.8 million last year to $102.4 million this year and interest expense decreased $11,000 due to the decrease in the average rate earned on interest-bearing liabilities from 3.68% to 3.63% over the same time frame. Average interest-bearing liabilities decreased due to a decrease in borrowings.

         For the second quarter of the 2008 fiscal year, the average balances increased for time certificates and NOW and money market accounts by $2.4 million and $0.8 million, respectively, over the average balances for the second quarter of the 2007 fiscal year and increased interest expense by $28,000 and $2,000, respectively. Over the same period, decreases in the balances of savings and club accounts and borrowings by $1.5 million and $5.1 million, respectively, reduced interest expense by $4,000 and $58,000, respectively. Increases in the average rate paid on time certificates by 0.11% and on NOW and money market accounts by 0.02%, increased interest expense by $11,000 and $1,000, respectively. A decrease in borrowing rates of 0.27%, 27 basis points, from 4.85% to 4.58% reduced interest expense by $23,000.

         Net Interest Income. The net result of the decreases in interest income and interest expense was a $18,000 increase in net interest income. Our interest rate spread (the difference between the average rate we earn on interest-earning assets and the average rate we pay on interest-bearing deposits and borrowings) increased by 4 basis points (0.04%) from 3.07% for the three months ended March 31, 2007 to 3.11% for the three months ended March 31, 2008, while our net interest margin (net interest income divided by average earning assets) increased by 10 basis points (0.10%) from 3.54% to 3.64% for the same time frame.

         Interest rate spread has improved since the Federal Reserve lowered interest rates 3.00% starting in September 2007, resulting in a positively sloped yield curve.

         The ratio of average interest-earning assets to average interest-bearing liabilities was 1.17 times for the quarter ended March 31, 2008 and 1.15 times for the period ended March 31, 2007.

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

         For the three months ended March 31, 2008 and 2007, we provided no accruals for loan losses. At March 31, 2008 and 2007, the ratio of our loan allowance to total loans was 0.84% and 0.86%, respectively. On December 31, 2007 the allowance was $894,000, or 0.84% of total loans, and we determined at the end of the second quarter that the appropriate level for the allowance was $882,000. We had charge-offs during the quarter of $20,000 and recoveries of $8,000, so no provision was necessary to reach the desired level for the allowance. Our level of non-accruing loans, loans 90 days past due and still accruing and restructured loans was $711,000, or 0.68% of total loans at March 31, 2008 compared to $1,122,000, or 1.06% of total loans at December 31, 2007. Management feels that these loans are adequately secured and do not require any adjustment to the allowance for loan losses at this time.

         Non-interest Income. Our non-interest income decreased by $10,000, or 6.3%, from $160,000 in the second quarter of fiscal 2007 to $150,000 in the second quarter of fiscal 2008, due to a $20,000 realized gain on foreclosed assets, net in last year's quarter as compared to none in this year's quarter.

         Non-interest Expenses. Non-interest expense decreased by $65,000 from the quarter ended March 31, 2007 to the quarter ended March 31, 2008. Over that period, occupancy and equipment expense decreased by $37,000 and directors' fees decreased by $42,000, accounting for most of the change. Occupancy and equipment costs decreased due in part to the closing of the Clayton loan production office last year as well as the demolition of the old administration building in December 2007. Light and heat costs were reduced by $6,000, office lease costs by $3,000, depreciation expense by $7,000 and insurance and surety bond expense was $5,000 less than last year. Additionally $12,000 of heat and light expense was moved from other expense in last years' quarter to occupancy and equipment expense, which is more appropriate. Directors' fees were decreased $48,000 due to the decrease in the market value of the underlying plan assets in the deferred directors fees plan for the quarter ended March 31, 2008 as compared to the quarter ending March 31, 2007.

         At March 31, 2008, we had thirty-one full-time and five part-time employees, compared to thirty-one full-time and four part-time employee at March 31, 2007.

         Income tax expense. Our income tax expense increased by $19,000, to $112,000 from $93,000, or 20.4%, comparing the second quarter of fiscal 2008 to the same quarter of fiscal 2007. The increased expense was the result of income before income tax increasing by $73,000, or 26.4%, from last year's $276,000 to this year's $349,000.

Comparison of Results of Operations for the Six Months Ended March 31, 2008 and 2007.

         General. Our net income for the six months ended March 31, 2008 was $476,000, an increase of $77,000, or 19.3%, from last year's net income of $399,000. The following operating results combined to produce the decrease:

         1. net interest income increased $11,000 as interest income decreased $6,000 and interest expense decreased $17,000,

         2.       non-interest income increased by $3,000,

         3.       the provision for loan losses decreased by $15,000,

         4.       non-interest expense decreased by $75,000 and

         5.       income taxes increased by $27,000.

         Basic and diluted earnings per share were both $0.21 for the first six months of this fiscal year versus $0.18 and $0.17, respectively for the same period last year.

         An analysis of the information shown previously in the Average Balances, Interest Rates and Yields table for six months and in the related Rate Volume Analysis of Net Interest Income table follows:

         Interest Income. Interest income decreased by $6,000 for the six months ended March 31, 2008 as compared to the six months ended March 31, 2007. Average interest-earning assets increased $0.1 million, from $121.0 million to $121.1 million, or 0.1%, resulting in a $20,000 decrease in interest income, while a decrease of 2 basis points (0.02%) in the average rate earned on interest earning assets increased interest income by $14,000 for the first six months of fiscal year 2008 as compared to the same period last year.

         Interest income on loans decreased $58,000. A decrease in the average balance of loans of $1.6 million, or 1.5%, from $109.0 million last year to $107.4 million this year resulted in a decrease of $53,000 in interest income, while a decrease of 1 basis point (0.01%) in the average rate earned on loans increased interest income by $5,000.

         Interest income on securities and other short-term investments increased by $52,000.

         Interest Expense. Interest expense decreased $17,000 from the first half of 2007 to the first half of 2008. The decrease in the average balance of interest-bearing liabilities by $1.9 million, or 1.8%, from $105.5 million last year to $103.6 million this year, resulted in a decrease of $35,000 in interest expense, while an increase in the average rate we paid on interest-bearing liabilities by 3 basis points (0.03%), from 3.63% in 2007 to 3.66% in 2008, increased interest expense by $18,000.

         Interest expense decreased by $105,000 on borrowings from FHLB from fiscal 2007 to fiscal 2008. A decrease in the average balance of borrowings of $3.3 million, or 9.2%, from $35.7 million at March 31, 2007 to $32.4 million at March 31, 2008 decreased interest expense $77,000, while a decrease in the average interest rate on borrowings by 16 basis points (0.16%) from 4.83% in the first half of last fiscal year to 4.67% for the first half of this fiscal year decreased interest expense by $28,000.

         Interest expense increased by $89,000 on time certificates from the first half of 2007 to the first half of 2008. An increase in the average balance of time certificates by $1.9 million, or 4.9%, from $38.7 million at March 31, 2007 to $40.6 million at March 31, 2008 increased interest expense $43,000, while an increase in the average interest rate on time certificates by 23 basis points (0.23%) from 4.55% in the first half of last fiscal year to 4.78% for the first half of this fiscal year increased interest expense by $46,000. The average balance of brokered deposits decreased by $1.9 million from $5.2 million during the six months ended March 31, 2007 to $3.3 million during the six months ended March 31, 2008. Brokered deposits are reported in time certificates.

         Net Interest Income. Overall, the net effect of the decreases in interest income and interest expense was an $11,000 increase in net interest income. Our interest rate spread (the difference between the average rate we earn and the average rate we pay) decreased by 5 basis points (0.05%) from 3.03% last year to 2.98% this year. Our net interest margin was 3.51% in the first half of fiscal 2008, up from 3.49% in the first half of fiscal 2007.

         The ratio of average interest-earning assets to average interest-bearing liabilities was 1.17 times for the first six months of fiscal 2008 and 1.15 times for the first half of fiscal 2007.

         Provision for Loan Losses. For the six-month period ended March 31, 2008, we recorded no provision for loan losses as compared to $15,000 for the six months ended March 31, 2007. We had charge-offs for the six-month period ended March 31, 2008 of $41,000 and recoveries of $12,000, resulting in an allowance for loan losses of $882,000. At March 31, 2008 and 2007 the ratio of our loan loss allowance to total gross loans was 0.84% and 0.86%, respectively. As disclosed in the comparative discussion of result of operations for three months, our level of non accruing loans, loans 90 days past due and still accruing and restructured loans was $711,000, or 0.68% of total gross loans at March 31, 2008 compared to $674,000, or 0.63% of total gross loans on September 30, 2007. Management feels that these loans are adequately secured and do not require any adjustment to the allowance for loan losses.

         Non-interest Income. Our non-interest income was $3,000 greater this year, increasing to $309,000 for the first six months versus $306,000 for the same period in 2007. Service charge income has increased by $92,000 as the result of an overdraft privilege program implemented last year, but it was mostly offset by the $89,000 decrease in the market value of the underlying plan assets in the deferred directors' fees plan.

         Non-interest Expense. Non-interest expenses decreased by $75,000 to $1,716,000 for the first six months of fiscal 2008 compared to $1,791,000 for the first six months of fiscal 2007. An increase of $25,000 in salaries and employee benefits was more than offset by decreases of $82,000 in directors' fees, $14,000 in occupancy and equipment and $14,000 in other non-interest expense were primarily responsible for the increase in non-interest expenses. The decrease in directors' fees was the result of a $89,000 decrease in the market value of the underlying plan assets in the deferred directors fees plan.

         Income tax expense. Our income tax expense increased $27,000, or 13.0%, from $207,000 last year to $234,000 this year. The increased expense was the result of greater income before income tax, which increased $104,000, or 17.2%, from $606,000 for the first half of last year to $710,000 for the first half of this year.

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

         During the six months ended March 31, 2008, we increased our cash and cash equivalents by $3.3 million. We originated $15.7 million of new loans during the six months ended March 31, 2008. Including the sale of a $2.1 million loan, net loans, after payments, charge-offs and transfers to foreclosed real estate, decreased by $0.9 million during the period.

         Total deposits increased by $3.3 million during the six months ended March 31, 2008, while brokered deposits totaled $3.7 million on September 30, 2007 and March 31, 2008. In addition to factors within our control, such as our deposit pricing strategies and our marketing efforts, deposit flows are affected by the level of general market interest rates, the availability of alternate investment opportunities, general economic conditions, and other factors outside our control. We decreased borrowings from FHLB by $4.0 million, from $33.2 million on September 30, 2007 to $29.2 million on March 31, 2008.

         We monitor our liquidity regularly. Excess liquidity is invested in overnight federal funds sold and other short-term investments. If we need additional funds, we can borrow those funds or purchase brokered deposits, although the cost of borrowing money or purchasing brokered deposits is normally higher than the average cost of deposits. As a member of the FHLB, the Bank can arrange to borrow an additional $21.7 million against our one-to four-family mortgages. We have used borrowed funds and brokered deposits to help us leverage capital we received from our stock sale, but have not needed borrowings to cover liquidity shortfalls. In addition to borrowings, we believe that, if we need to do so, we can attract additional deposits by increasing the rates we offer.

         We measure liquidity on a monthly basis and seek to maintain a liquidity ratio of between 5% and 15%. At March 31, 2008, the ratio was 9.4%.

Off Balance Sheet Arrangements

         We had $1.6 million in outstanding commitments to make loans at March 31, 2008, along with $6.2 million of unused home equity, commercial and overdraft lines of credit. We anticipate that we will have enough funds to meet our current loan commitments and to fund draws on the lines of credit through the normal turnover of our loan and securities portfolios. At March 31, 2008, we had $32.1 million of time certificates scheduled to mature within one year, including $2.7 million of purchased brokered deposits. We anticipate that we can retain substantially all of those deposits if we need to do so to fund loans and other investments as part of our efforts to grow and leverage our capital.

Capital Resources

         The OTS has minimum capital ratio requirements applying to the Bank, but there are no comparable minimum capital requirements that apply to us as a savings and loan holding company. At March 31, 2008, the Bank exceeded all regulatory capital requirements of the OTS applicable to it, with Tier I capital of $20.3 million, or 15.3% of adjusted total assets and with risk-based capital of $21.2 million, or 28.1% of risk-weighted assets. The Bank also had tangible capital of $20.3 million, or 15.3% of tangible assets. The Bank was classified as "well capitalized" at March 31, 2008 under OTS regulations.

Item 3.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. The term "disclosure controls and procedures" is defined in Rule 13a-14(c) of the Securities Exchange Act of 1934, or (the "Exchange Act"). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2008, and they have concluded that as of that date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

(b) Changes in Internal Controls. There were no significant changes to our internal controls or in other factors that could significantly affect our internal controls during the quarter ended March 31, 2008, including any corrective actions with regard to significant deficiencies and material weakness.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c) SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

      ------------------------------------------------  ----------------  -----------------  ----------------  --------------
                                                                                                                 (d) Maximum
                                                                                                (c) Total         Number (or
                                                                                                Number of        Approximate
                                                                                                Shares (or      Dollar Value)
                                                                                                  Units)        Of Shares (or
                                                                                               Purchased as      Units) that
                                                           (a) Total                             Part of          May Yet Be
                                                            Number of        (b) Average         Publicly         Purchased
                                                           Shares (or       Price Paid per      Announced         Under the
                                                             Units)           Share (or          Plans or          Plans or
      Period                                               Purchased            Unit)            Programs          Programs
      ------------------------------------------------  ----------------  -----------------  ----------------  --------------
      January 1, 2008 thru January 31, 2008                        --                 N/A              --                --
      ------------------------------------------------  ----------------  -----------------  ----------------  --------------
      February 1, 2008 thru February 29, 2008                   2,140(1)            $9.17              --                --
      ------------------------------------------------  ----------------  -----------------  ----------------  --------------
      March 1, 2008 thru March 31, 2008                            --                 N/A              --                --
      ------------------------------------------------  ----------------  -----------------  ----------------  --------------
      Total                                                      2,140              $9.17              --                --
      ------------------------------------------------  ----------------  -----------------  ----------------  --------------

(1) Shares purchased in satisfaction of the Company's obligations upon exercise of outstanding put options issued by the Company for the ESOP.

-------------------------

Item 4.  Submission of Matters to a Vote of Security Holders

At the annual meeting of stockholders held on February 11, 2008, the Company's stockholders (i) elected one director, Robert J. Leader, to serve for a three-year term to expire at the annual meeting of stockholders to be held in 2011 and (ii) ratified the appointment of Beard Miller Company LLP as the independent registered public accountants for the fiscal year ending September 30, 2008. The terms of office of directors Richard F. Bennett, Richard Jones, Frank Langevin, Timothy J. Monroe, F. Toby Morrow and Joseph C. Pistolesi all continued after the annual meeting.

Of the 2,300,399 shares entitled to vote on proposition (i) at the meeting, a total of 2,197,153 shares (95.5%) voted as follows:

         (i) ELECTION OF DIRECTORS:

                                        For         %       Withheld      %
                                     ---------   ------     --------    -----
             Robert J. Leader        2,125,489    96.7       71,664      3.3

Of the 2,300,153 shares entitled to vote on proposition (ii) at the meeting, a total of 2,197,153 shares (95.5%) voted as follows:

         (ii) RATIFICATION OF INDEPENDENT PUBLIC ACCOUNTANTS:

                 For          %      Against      %      Abstain       %
              ---------    ------    -------    -----    -------     -----
              2,180,426     99.2     16,185      0.8       542        0.0

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

                                  Gouverneur Bancorp, Inc.

Date: May 8, 2008                 By: /s/ Richard F. Bennett
                                      ------------------------------------------
                                      Richard F. Bennett
                                      President and Chief Executive Officer
                                      (principal executive officer and officer
                                      duly authorized to sign on behalf of the
                                      registrant)

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