Form 10QSB
period 2008-06-30
GOUVERNEUR BANCORP INC
filed 2008-08-11
CIK 1063942

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2008

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
                                 Yes [ ] No [X]

                                                            Outstanding at
              Class                                         August 1, 2008
  -----------------------------                             --------------
  Common Stock, par value $ .01                                2,299,384

Transitional Small Business Disclosure Format (check one):
                                 Yes [ ] No [X]

                            GOUVERNEUR BANCORP, INC.
                                   FORM 10-QSB
                                TABLE OF CONTENTS

PART 1 - FINANCIAL INFORMATION                                             Page
------------------------------                                             ----

Item 1.  Financial Statements - Unaudited

         Consolidated Statements of Financial Condition at June 30, 2008
         and at September 30, 2007                                           3

         Consolidated Statements of Income for the three and nine months
         ended June 30, 2008 and 2007                                        4

         Consolidated Statements of Shareholders' Equity for the nine
         months ended June 30, 2008 and 2007                                 5

         Consolidated Statements of Cash Flows for the nine months ended
         June 30, 2008 and 2007                                              7

         Notes to Consolidated Financial Statements                          8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.                                         14

Item 3.  Controls and Procedures                                            28

PART II - OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings                                                  29

Item 6.  Exhibits                                                           29

SIGNATURES                                                                  29

EXHIBITS                                                                    30


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements - Unaudited

                     GOUVERNEUR BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
           (In thousands, except share and per share data) (Unaudited)

                                                                                           June 30,     September 30,
                                                                                             2008            2007
                                                                                         ------------    ------------
Assets:
Cash and due from banks                                                                  $      1,847    $      2,381
Interest-bearing deposits in bank                                                               5,248           1,499
                                                                                         ------------    ------------
                 Total cash and cash equivalents                                                7,095           3,880

Securities available-for-sale                                                                   9,731           9,784
Securities held-to-maturity (fair value 2008: $76: 2007: $81)                                      75              81

Loans held for sale                                                                                --           2,105

Loans receivable, net of allowance for loan losses: 2008 $864: 2007 $911                      106,908         106,131

Investment in Federal Home Loan Bank stock, at cost                                             1,462           1,694
Investment in life insurance                                                                    3,895           3,778
Premises and equipment, net                                                                     3,241           3,059
Accrued interest receivable and other assets                                                    2,202           2,077
                                                                                         ------------    ------------
                 Total assets                                                            $    134,609    $    132,589
                                                                                         ============    ============

Liabilities:
Deposits:  Non-interest-bearing demand                                                   $      7,554    $      5,708
           NOW and money market                                                                14,662          13,162
           Savings                                                                             17,453          17,617
           Time                                                                                43,124          39,742
                                                                                         ------------    ------------
                 Total deposits                                                                82,793          76,229

Advances from the Federal Home Loan Bank                                                       27,950          33,150
Other liabilities                                                                               3,045           2,780
                                                                                         ------------    ------------
                 Total liabilities                                                            113,788         112,159
                                                                                         ------------    ------------

Shareholders' Equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized; none issued                          --              --
Common stock, $.01 par value,  9,000,000 shares authorized; 2,384,040 shares issued                24              24
Additional paid-in capital                                                                      4,969           4,910
Retained earnings                                                                              16,447          16,024
Treasury Stock, at cost, (shares 2008: 84,656: 2007: 83,981)                                     (439)           (425)
Accumulated other comprehensive loss                                                             (137)            (18)
Unallocated common stock held by Employee Stock Ownership Plan                                    (43)            (85)
                                                                                         ------------    ------------
                 Total shareholders' equity                                                    20,821          20,430
                                                                                         ------------    ------------
                 Total liabilities and shareholders' equity                              $    134,609    $    132,589
                                                                                         ============    ============

See accompanying notes to consolidated financial statements.


                     GOUVERNEUR BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                (In thousands, except per share data) (Unaudited)

                                                                Three Months Ended               Nine Months Ended
                                                                     June 30,                        June 30,
                                                           ----------------------------    ----------------------------
                                                               2008            2007            2008            2007
                                                           ------------    ------------    ------------    ------------
Interest income:
----------------
Loans                                                      $      1,752    $      1,853    $      5,425    $      5,584
Securities-taxable                                                   97             125             336             358
          -non-taxable                                               33              18              85              43
Other short-term investments                                         20              24              64              49
                                                           ------------    ------------    ------------    ------------
     Total interest income                                        1,902           2,020           5,910           6,034
                                                           ------------    ------------    ------------    ------------
Interest expense:
-----------------
Deposits                                                            557             555           1,695           1,605
Borrowings - short term                                              10             126             149             397
Borrowings - long term                                              303             305             917             892
                                                           ------------    ------------    ------------    ------------
     Total interest expense                                         870             986           2,761           2,894
                                                           ------------    ------------    ------------    ------------

     Net interest income                                          1,032           1,034           3,149           3,140
Provision for loan losses                                            --              --              --              15
                                                           ------------    ------------    ------------    ------------
     Net interest income after provision for loan losses          1,032           1,034           3,149           3,125
                                                           ------------    ------------    ------------    ------------
Non-interest income:
--------------------
Service charges                                                     108              60             307             167
Realized gain (loss) on sales of securities - AFS                    --              96              (1)             96
Earnings on investment in life insurance                             40              37             117             109
Realized gain on foreclosed assets, net                              --               6              --              23
Other                                                                48              68              82             178
                                                           ------------    ------------    ------------    ------------
     Total non-interest income                                      196             267             505             573
                                                           ------------    ------------    ------------    ------------
Non-interest expenses:
----------------------
Salaries and employee benefits                                      449             433           1,389           1,348
Directors fees                                                       36              65              52             163
Occupancy and equipment                                             113             140             361             402
Data processing                                                      35              32             104              94
Postage and supplies                                                 30              30             107             109
Professional fees                                                   113              74             239             195
Other                                                               107             106             347             360
                                                           ------------    ------------    ------------    ------------
     Total non-interest expenses                                    883             880           2,599           2,671
                                                           ------------    ------------    ------------    ------------

     Income before income tax expense                               345             421           1,055           1,027
Income tax expense                                                  118             153             352             360
                                                           ------------    ------------    ------------    ------------
     Net income                                            $        227    $        268    $        703    $        667
                                                           ============    ============    ============    ============

Earnings per common share - basic                          $       0.10    $       0.12    $       0.31    $       0.29
Earnings per common share - diluted                        $       0.10    $       0.12    $       0.31    $       0.29

See accompanying notes to consolidated financial statements


                                               GOUVERNEUR BANCORP, INC. AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                   Nine months ended June 30, 2008
                                     (In thousands, except share and per share data) (Unaudited)

                                                                                         Accumulated     Unallocated
                                                   Additional                               Other          Common
                                       Common       Paid-in     Retained     Treasury   Comprehensive    Stock held
                                        Stock       Capital     Earnings      Stock         Loss           by ESOP        Total
                                    -----------   ----------   ----------   ----------   ------------   ------------   ----------
Balance at September 30, 2007       $        24   $    4,910   $   16,024   $     (425)  $        (18)  $        (85)  $   20,430
                                                                                                                       ----------
Comprehensive income:
   Net income                                                         703                                                     703
   Net pension and postretirement
     benefit costs, net of taxes                                                                    8                           8
   Change in net unrealized gain
     on securities available for
     sale, net of reclassification
     adjustment and taxes                                                                        (127)                       (127)
                                                                                                                       ----------

Total comprehensive income                                                                                                    584
                                                                                                                       ----------
Allocation of ESOP shares
   (8,436 shares)                                         34                                                      42           76
Cumulative effect of adoption
   of new accounting principle
   on October 1, 2007
   EITF Issue No. 06-4                                               (121)                                                   (121)
Amortization of MRP                                       25                                                                   25
Purchases of treasury stock
   (2,140 shares)                                                                  (20)                                       (20)
Exercise of stock options
   (1,125 shares)                                                                    6                                          6
Cash dividends declared,
   $0.16 per share                                                   (159)                                                   (159)
                                    -----------   ----------   ----------   ----------   ------------   ------------   ----------

Balance at June 30, 2008            $        24   $    4,969   $   16,447   $     (439)  $       (137)  $        (43)  $   20,821
                                    ===========   ==========   ==========   ==========   ============   ============   ==========


                                               GOUVERNEUR BANCORP, INC. AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                   Nine months ended June 30, 2007
                                     (In thousands, except share and per share data) (Unaudited)

                                                                               Accumulated      Unearned    Unallocated
                                            Additional                            Other          Common        Common
                                 Common      Paid-in     Retained   Treasury  Comprehensive    Stock held    Stock held
                                  Stock      Capital     Earnings     Stock       Income         by MRP        by ESOP      Total
                                ---------   ----------   --------   ---------   -----------   -----------    ----------   ---------
Balance at September 30, 2006   $      24   $    4,847   $ 15,398   $    (466)  $       234   $       (44)   $     (138)  $  19,855
                                                                                                                          ---------
Comprehensive income:
   Net income                                                 667                                                               667
   Change in unrealized
     gains on securities
     available for sale,
     net of reclassification
     adjustment and taxes                                                              (113)                                   (113)
                                                                                                                          ---------

Total comprehensive income                                                                                                      554
                                                                                                                          ---------

Allocation of ESOP shares
   (7,829 shares)                                   55                                                               39          94
Adoption of SFAS 123(R)                            (44)                                                44                        --
Amortization of MRP                                 27                                                                           27
Amortization of
   stock option grants                               3                                                                            3
Exercise of stock options,
   7,975 shares                                     (2)                    41                                                    39
Cash dividends declared,
   $0.16 per share                                           (158)                                                             (158)
                                ---------   ----------   --------   ---------   -----------   -----------    ----------   ---------

Balance at June 30, 2007        $      24   $    4,886   $ 15,907   $    (425)  $       121   $        --    $      (99)  $  20,414
                                =========   ==========   ========   =========   ===========   ===========    ==========   =========

See accompanying notes to consolidated financial statements


                     GOUVERNEUR BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands) (Unaudited)
                                                                                    Nine Months Ended
                                                                                         June 30,
                                                                               ----------------------------
                                                                                   2008            2007
                                                                               ------------    ------------
Cash flows from operating activities:
  Net Income                                                                   $        703    $        667

  Adjustments to reconcile net income to net cash provided by operating activities:
       Provision for loan losses                                                         --              15
       Net amortization of deferred fees on loans                                       113             107
       Depreciation                                                                      94             111
       Write down of foreclosed real estate                                              --               6
       Net amortization of securities premiums and discounts                              3              --
       Net realized (gains) losses on sales of securities - AFS                           1             (96)
       Principal payments on loans held for sale                                         20              41
       Proceeds from sales of loans held for sale                                     2,085              --
       Earnings on bank owned life insurance                                           (117)           (109)
       Allocated and earned shares of SOP, ESOP and MRP                                 101             124
       Net realized gain on sale of foreclosed assets                                    --             (23)
       (Increase) decrease in accrued interest receivable and other assets             (152)            380
       Increase in accrued interest payable and other liabilities                       242             201
                                                                               ------------    ------------
                    Net cash provided by operating activities                         3,093           1,424
                                                                               ------------    ------------
Cash flows from investing activities:
  Securities available for sale:
       Proceeds from sales                                                              163              98
       Proceeds from maturities and principal reductions                              1,766           1,656
       Purchases                                                                     (2,092)         (2,232)
  Securities held to maturity, proceeds from maturities                                   6               9
  Redemptions of Federal Home Loan Bank stock                                           232              16
  Net increase in loans                                                              (1,032)         (1,359)
  Proceeds from sales of foreclosed assets                                              164             240
  Additions to premises and equipment                                                  (276)           (956)
                                                                               ------------    ------------
                    Net cash provided by (used in) investing activities              (1,069)         (2,528)
                                                                               ------------    ------------
Cash flows from financing activities:
  Net increase in deposits                                                            6,564           2,543
  Net repayments of FHLB advances                                                    (5,200)           (700)
  Exercise of stock options                                                               6              39
  Cash dividends paid                                                                  (159)           (158)
  Purchase of treasury stock                                                            (20)             --
                                                                               ------------    ------------
                     Net cash provided by financing activities                        1,191           1,724
                                                                               ------------    ------------

                     Net increase in cash and cash equivalents                        3,215             620
Cash and cash equivalents - Beginning                                                 3,880           2,470
                                                                               ------------    ------------
Cash and cash equivalents - Ending                                             $      7,095    $      3,090
                                                                               ============    ============
Non-cash investing activities:
  Additions to foreclosed assets                                               $        142    $        290
Cash paid during the period for:
  Interest                                                                            3,172           2,858
  Income taxes                                                                          423             405

          See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.       Basis of Presentation
         ---------------------

         The accompanying unaudited financial statements include the accounts of Gouverneur Bancorp, Inc. (the "Company") and Gouverneur Savings and Loan Association (the "Bank"), the wholly owned and only subsidiary of the Company, as of June 30, 2008 and September 30, 2007 and for the three and nine-month periods ended June 30, 2008 and 2007. All material intercompany accounts and transactions have been eliminated in this consolidation. These statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles in the United States of America.

         In the opinion of management, all adjustments, consisting of only normal recurring adjustments or accruals, which are necessary for a fair presentation of the consolidated financial statements have been made at and for the three-month and the nine-month periods ended June 30, 2008 and 2007. The results of operations for the three and nine-month periods ended June 30, 2008 are not necessarily indicative of the results which may be expected for an entire fiscal year or other interim periods.

         The data in the consolidated statements of financial condition for September 30, 2007 was derived from the Company's annual report on Form 10-KSB. That data, along with the interim financial information presented in the consolidated statements of financial condition, income, shareholders' equity and cash flows should be read in conjunction with the 2007 consolidated financial statements, including the notes thereto included in the Company's 2007 Annual Report on Form 10-KSB. Certain amounts for the three-month and nine-month periods ended June 30, 2007 were reclassified to conform to the presentation of June 30, 2008.

2.       Earnings Per Common Share
         -------------------------

         Basic earnings per common share represent income available to common shareholders divided by the weighted average number of common shares outstanding during the period. Unearned Employee Stock Ownership Plan ("ESOP") and Management Recognition Plan ("MRP") shares are not included in the weighted average number of shares outstanding. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to unearned MRP shares and outstanding stock options and are determined using the treasury stock method.

         Basic and diluted earnings per share for the three and nine-month periods ending June 30, 2008 and 2007 were computed as follows:

                      (In thousands, except per share data)

                                                                     Three Months Ended           Nine Months Ended
                                                                           June 30,                    June 30,
                                                                  -------------------------   -------------------------
         Basic earnings per share:                                    2008          2007          2008          2007
                                                                  -----------   -----------   -----------   -----------
         Net income                                               $       227   $       268   $       703   $       667
                                                                  ===========   ===========   ===========   ===========

         Weighted average common shares outstanding                     2,284         2,271         2,281         2,266
                                                                  ===========   ===========   ===========   ===========

         Basic earnings per share                                 $      0.10   $      0.12   $      0.31   $      0.29
                                                                  ===========   ===========   ===========   ===========



                                                                     Three Months Ended           Nine Months Ended
                                                                           June 30,                    June 30,
                                                                  -------------------------   -------------------------
         Diluted earnings per share:                                  2008          2007          2008          2007
                                                                  -----------   -----------   -----------   -----------
         Net income                                               $       227   $       268   $       703   $       667
                                                                  ===========   ===========   ===========   ===========

         Weighted average common shares outstanding                     2,284         2,271         2,281         2,266
         Additional potentially dilutive securities
              (equivalent in common stock)
                   common stock options and unearned MRP shares            17            26            20            27
                                                                  -----------   -----------   -----------   -----------
         Diluted weighted average common shares outstanding             2,301         2,297         2,301         2,293
                                                                  ===========   ===========   ===========   ===========
         Diluted earnings per share                               $      0.10   $      0.12   $      0.31   $      0.29
                                                                  ===========   ===========   ===========   ===========



3.       Comprehensive Income
         --------------------

         Comprehensive income, presented in the consolidated statements of shareholders' equity, consists of net income and the net change for the period in after-tax unrealized gains or losses on securities available for sale. For the nine months ended June 30, 2008, it also includes the amortization of certain pension and postretirement benefit costs previously recorded in accumulated other comprehensive income in accordance with Statement of Financial Accounting Standards ("SFAS") No. 158 "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans". Accumulated other comprehensive income (loss) in the consolidated statements of financial condition represents the net unrealized gains or losses on securities available for sale and pension and postretirement benefit costs related to SFAS No. 158, as of the reporting dates, net of related tax effects.

         The components of other comprehensive income (loss) and related tax effects for the three and nine month periods ended June 30, 2008 and 2007 are as follows:


                                                             Three Months Ended         Nine Months Ended
                                                                   June 30,                  June 30,
                                                           -----------------------   -----------------------
                                                                            (In thousands)

                                                              2008         2007         2008         2007
                                                           ----------   ----------   ----------   ----------
         Unrealized holding losses arising
            during the period                              $     (224)  $      (63)  $     (212)  $      (92)
         Reclassification adjustment for (gains) losses
            realized in net income during the period               --          (96)           1          (96)
         Net pension and postretirement benefit costs             (20)          --           13           --
                                                           ----------   ----------   ----------   ----------
                                                                 (244)        (159)        (198)        (188)
         Tax effect                                                98           63           79           75
                                                           ----------   ----------   ----------   ----------
         Other comprehensive loss, net of tax              $     (146)  $      (96)  $     (119)  $     (113)
                                                           ==========   ==========   ==========   ==========

         The following table shows the components of accumulated other comprehensive income (loss) at June 30, 2008 and September 30, 2007:

                                                                                      June 30,   September 30,
                                                                                        2008          2007
                                                                                     ----------   ----------
                                                                                         (In thousands)
         Pension and postretirement benefit costs, net of taxes of $127 at
           June 30, 2008 and $133 at September 30, 2007                              $     (191)  $     (199)

         Unrealized holding gains on available for sale securities, net of
          taxes of $36 at June 30, 2008 and $121 at September 30, 2007                       54          181
                                                                                     ----------   ----------
                                                                                     $     (137)  $      (18)
                                                                                     ==========   ==========

4.       Stock Option and Management Recognition Plans
         ---------------------------------------------

         The Company has a Stock Option Plan ("SOP") and MRP for directors, officers and key employees. Both plans are described in Notes 2 and 12 to the Company's Consolidated Financial Statements included in its Annual Report on Form 10-KSB, for the fiscal year ended September 30, 2007. The Company adopted SFAS No. 123R "Share Based Payment", using the modified-prospective transition method, beginning on October 1, 2006 and, therefore, began to expense the fair value of all options over their remaining vesting periods to the extent the options were not fully vested as of the adoption date and began to expense the fair value of all stock options granted subsequent to September 30, 2006, over their vesting periods.

         SFAS No. 123R also requires the benefits of realized tax deductions in excess of previously recognized tax benefits on stock-based compensation expense to be reported as a financing cash flow (none for the three and nine month periods ended June 30, 2008) rather than an operating cash flow, as previously required. In accordance with Staff Accounting Bulletin ("SAB") No. 107, the Company classified share-based compensation within non-interest expenses to correspond with the same line item as the cash compensation paid to employees and directors.

         Both employee and non-employee director options generally vest over a five-year service period. Compensation expense recognized for all option grants is net of estimated forfeitures and is recognized over the awards' respective vesting periods. The fair values of all option grants were estimated using the Black-Scholes option pricing model. The Company recognizes compensation expense for the fair values of these awards, which have graded vesting, on a straight-line basis over the requisite vesting period of the awards. Stock option compensation expense was $0 and $3,000 for the nine months ended June 30, 2008 and 2007. No options were granted in the nine-month periods ending June 30, 2008 or 2007.

         The Company awarded no shares of stock under the MRP during the nine month period ended June 30, 2008. During the nine months ended June 30, 2008, the Company recorded $25,000 of share-based compensation expense, which was for previously issued MRP shares. The Company estimates it will record share-based compensation expense of approximately $33,000 in fiscal 2008.

         The following tables illustrate the impact of share-based compensation on net income and earnings per share:


                                                            Three Months Ended
                                       ------------------------------------------------------------
                                                June 30, 2008                 June 30, 2007
                                       ----------------------------    ----------------------------
                                                         Impact of                      Impact of
                                                        Share-Based                    Share-Based
         (In thousands, except                          Compensation                   Compensation
          per share data)               As Reported       Expense       As Reported       Expense
         ------------------------      ------------    ------------    ------------    ------------
         Net income                    $        227    $          5    $        268    $          6

         Earnings per share:
             Basic                     $       0.10    $       0.00    $       0.12    $       0.00
             Diluted                   $       0.10    $       0.00    $       0.12    $       0.00


                                                             Nine months Ended
                                       ------------------------------------------------------------
                                                June 30, 2008                 June 30, 2007
                                       ----------------------------    ----------------------------
                                                         Impact of                      Impact of
                                                        Share-Based                    Share-Based
         (In thousands, except                         Compensation                   Compensation
          per share data)               As Reported       Expense       As Reported       Expense
         ------------------------      ------------    ------------    ------------    ------------
         Net income                    $        703    $         15    $        667    $         19

         Earnings per share:
             Basic                     $       0.31    $       0.01    $       0.29    $       0.01
             Diluted                   $       0.31    $       0.01    $       0.29    $       0.01


5.       Commitments and Contingencies
         -----------------------------

         Outstanding letters of credit written are conditional commitments issued by the Company to guarantee the performance by a customer to a third party. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments. The Company had six standby letters of credit totaling $186,000 as of June 30, 2008.

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

6.       Dividend Restrictions
         ---------------------

         Cambray Mutual Holding Company ("Cambray MHC"), the Company's parent mutual holding company, held 1,311,222 shares, or 57.0%, of the Company's issued and outstanding common stock, and shareholders other than Cambray MHC held 988,162 shares or 43.0% of such stock at June 30, 2008. Cambray MHC has filed a notice with the Office of Thrift Supervision ("OTS") to waive its right to receive cash dividends during the 2008 calendar year. The Company paid a cash dividend on March 31, 2008 to all public shareholders.

         Cambray MHC has waived receipt of several past dividends paid by the Company. The dividends waived are considered as a restriction on the retained earnings of the Company. As of June 30, 2008 and September 30, 2007, the aggregate retained earnings restricted for cash dividends waived were $2,137,000 and $1,927,000, respectively.

7.       Recently Issued Accounting Standards
         ------------------------------------

         In September 2006, the FASB Emerging Issues Task Force ("EITF") issued EITF Issue No. 06-4, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements", or EITF 06-4. EITF 06-4 requires that a liability be recorded during the service period when a split-dollar life insurance arrangement continues after participants' employment or retirement. The required accrued liability is based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit, depending on the contractual terms of the underlying agreement. We adopted EITF 06-4 on October 1, 2007 and recorded a cumulative effect adjustment of $121,000 as a reduction of retained earnings effective October 1, 2007. Compensation expense for the nine months ended June 30, 2008 was $25,000 and is expected to be $33,000 for the year ended September 30, 2008 related to the adoption of EITF 06-4.

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

         In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." This statement permits entities to choose to measure many financial instruments and certain other items at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is effective as of the beginning of an entity's first fiscal year that begins on or before November 15, 2007. The Company is continuing to evaluate the impact of this statement.

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

         In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. This Statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." The Company is currently evaluating the potential impact the new pronouncement will have on its financial statements.

         In April 2008, the FASB issued FASB Staff Position ("FSP") FAS 142-3, "Determination of the Useful Life of Intangible Assets." This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company does not expect this pronouncement will have a material impact on its financial statements.

         In May 2008, the FASB issued FASB Staff Position (FSP) APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" which clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. The FSP requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer's nonconvertible debt borrowing rate when interest cost is recognized. The FSP requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense. The FSP requires retrospective application to the terms of instruments as they existed for all periods presented. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Early adoption is not permitted. The Company is currently evaluating the potential impact the new pronouncement will have on its financial statements.

         In June 2008, the FASB issued FASB Staff Position (FSP) EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities." This FSP clarifies that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. This FSP is effective for fiscal years beginning after December 15, 2008. The Company does not expect this pronouncement will have a material impact on its financial statements.

         In June 2008, the FASB ratified EITF Issue No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock" (EITF 07-5). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Company does not expect this pronouncement will have a material impact on its financial statements.


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

Recent Developments

On June 30, 2008, the Company issued a press release announcing that its Board of Directors approved a 1-for-100 reverse stock split that will allow the Company to terminate the registration of its common stock with the SEC and result in the delisting of the Company's shares on the American Stock Exchange. The reverse stock split, which will be effected at the record shareholder level, will be immediately followed by a 100-for-1 forward stock split so that shareholders holding 100 or more shares will not be affected by the transaction. Under the terms of the proposed transaction, each 100 shares of the Company's common stock will be converted into one share of common stock. Shareholders of record owning fewer than 100 shares of the Company's common stock will be entitled to receive, in lieu of fractional shares, $10.00 in cash for each pre-reverse stock split share held at the effective time of the reverse stock split.

The proposed transaction is anticipated to reduce the number of Company shareholders of record to fewer than 300, which will allow the Company to deregister its common stock and suspend its reporting obligations under the federal securities laws. In addition, the common stock of the Company will be de-listed from the American Stock Exchange, although the Company anticipates that its common stock will be quoted on the OTC Bulletin Board or in the pink sheets, to the extent market makers continue to make a market in its shares.

The proposed split transaction is subject to a regulatory notice filing as well as the approval of the Company's shareholders. Shareholders will be asked to approve the split transaction at a special meeting of shareholders, currently expected to be held in September 2008. Subject to regulatory clearance of the Company's filings relating to the split transaction and subject to shareholder approval, it is anticipated that the proposed transaction will become effective during the third or fourth quarter of the 2008 calendar year, at which time the Company will terminate the registration of its common stock with the SEC and de-list its common stock from the American Stock Exchange.

Critical Accounting Policies

         Note 2 to the consolidated financial statements of the Company (included in Item 7 of the Annual Report on Form 10-KSB of the Company for the year ended September 30, 2007) lists significant accounting policies used in development and presentation of its financial statements. This discussion and analysis, the significant accounting policies, and other financial statement disclosures identify and address key variables and other qualitative and quantitative factors that are necessary for an understanding and evaluation of the Company's results of operations. The following accounting policy is the one identified by management to be critical to the results of operations:

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


                                                                          For the three months Ended June 30,
                                                                      2008                                   2007
                                                      ------------------------------------   ------------------------------------
                                                                                (Dollars in thousands)

                                                       Average                    Yield/      Average                    Yield/
                                                       Balance      Interest     Cost (6)     Balance      Interest     Cost (6)
                                                      ----------   ----------   ----------   ----------   ----------   ----------
Loans, net (1)                                        $  106,262   $    1,752         6.63%  $  108,791   $    1,853         6.83%
Securities (2)                                            10,800          130         4.84%      11,655          143         4.92%
Other short-term investments                               4,208           20         1.91%       1,865           24         5.16%
                                                      ----------   ----------                ----------   ----------
   Total interest-earning assets                         121,270        1,902         6.31%     122,311        2,020         6.62%
                                                                   ----------                             ----------
Non-interest-earning assets                               10,561                                 10,423
                                                      ----------                             ----------
   Total assets                                       $  131,831                             $  132,734
                                                      ==========                             ==========

Savings and club accounts (3)                         $   17,661           45         1.02%  $   18,831           48         1.02%
Time certificates                                         43,149          481         4.48%      39,343          468         4.77%
NOW and money market accounts                             14,229           31         0.88%      12,783           39         1.22%
Borrowings                                                28,100          313         4.48%      35,329          431         4.89%
                                                      ----------   ----------                ----------   ----------
   Total interest-bearing liabilities                    103,139          870         3.39%     106,286          986         3.72%
                                                                   ----------                             ----------
Non-interest-bearing liabilities                           7,913                                  6,122
                                                      ----------                             ----------
   Total liabilities                                     111,052                                112,408
Shareholders' equity                                      20,779                                 20,326
                                                      ----------                             ----------
   Total liabilities and
      shareholders' equity                            $  131,831                             $  132,734
                                                      ==========                             ==========

Net interest income/spread (4)                                     $    1,032         2.92%               $    1,034         2.90%
                                                                   ==========   ==========                ==========   ==========
Net earning assets/net interest margin (5)            $   18,131                      3.42%  $   16,025                      3.39%
                                                      ==========                ==========   ==========                ==========

Ratio of average interest-earning
   Assets to average interest-bearing liabilities          1.18x                                  1.15x
                                                     ==========                             ==========


Notes appear on following page


Average Balances, Interest Rates and Yields (continued)

                                                                          For the nine months Ended June 30,
                                                                      2008                                  2007
                                                      ------------------------------------   ------------------------------------
                                                                                (Dollars in thousands)

                                                       Average                   Yield/       Average                   Yield/
                                                       Balance      Interest     Cost (6)     Balance     Interest      Cost (6)
                                                      ----------   ----------   ----------   ----------   ----------   ----------
Loans, net (1)                                        $  106,994   $    5,425         6.77%  $  108,914   $    5,584         6.85%
Securities (2)                                            11,007          421         5.11%      11,208          401         4.78%
Other short-term investments                               3,137           64         2.73%       1,282           49         5.11%
                                                      ----------   ----------                ----------   ----------
   Total interest-earning assets                         121,138        5,910         6.52%     121,404        6,034         6.65%
                                                                   ----------                             ----------
Non-interest-earning assets                               10,512                                 10,128
                                                      ----------                             ----------
   Total assets                                       $  131,650                             $  131,532
                                                      ==========                             ==========

Savings and club accounts (3)                         $   17,747          135         1.02%  $   18,950          145         1.02%
Time certificates                                         41,428        1,447         4.67%      38,931        1,346         4.62%
NOW and money market accounts                             13,351          113         1.13%      12,316          114         1.24%
Borrowings                                                30,941        1,066         4.60%      35,537        1,289         4.85%
                                                      ----------   ----------                ----------   ----------
   Total interest-bearing liabilities                    103,467        2,761         3.56%     105,734        2,894         3.66%
                                                                   ----------                             ----------
Non-interest-bearing liabilities                           7,557                                  5,609
                                                      ----------                             ----------
   Total liabilities                                     111,024                                111,343
Shareholders' equity                                      20,626                                 20,189
                                                      ----------                             ----------
   Total liabilities and
      shareholders' equity                            $  131,650                             $  131,532
                                                      ==========                             ==========

Net interest income/spread (4)                                     $    3,149         2.96%               $    3,140         2.99%
                                                                   ==========   ==========                ==========   ==========
Net earning assets/net interest margin (5)            $   17,671                      3.47%  $   15,670                      3.46%
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

                                                 Three months ended June 30,                    Nine months ended June 30,
                                                        2008 vs. 2007                                 2008 vs. 2007
                                                 Increase (Decrease) Due To:                    Increase (Decrease) Due To:
                                       --------------------------------------------    --------------------------------------------
                                          Volume           Rate            Total          Volume           Rate            Total
                                       ------------    ------------    ------------    ------------    ------------    ------------
                                                                          (Dollars in thousands)
Interest-earning assets:

 Loans                                 $        (45)   $        (56)   $       (101)   $        (96)   $        (63)   $       (159)
 Securities                                     (11)             (2)            (13)             (3)             23              20
 Other short-term investments                    17             (21)             (4)             34             (19)             15
                                       ------------    ------------    ------------    ------------    ------------    ------------
   Total interest-earning assets       $        (39)   $        (79)   $       (118)   $        (65)   $        (59)   $       (124)
                                       ------------    ------------    ------------    ------------    ------------    ------------

Interest-bearing liabilities:

 Savings and club accounts                       (3)             --              (3)            (10)             --             (10)
 Time certificates                               43             (30)             13              86              15             101
 NOW and money market accounts                    4             (12)             (8)              6              (7)             (1)
 Borrowings                                     (84)            (34)           (118)           (159)            (64)           (223)
                                       ------------    ------------    ------------    ------------    ------------    ------------
  Total interest-bearing liabilities            (40)            (76)           (116)            (77)            (56)           (133)
                                       ------------    ------------    ------------    ------------    ------------    ------------

Net change in net interest income      $          1    $         (3)   $         (2)   $         12    $         (3)   $          9
                                       ============    ============    ============    ============    ============    ============

Comparison of Financial Condition at June 30, 2008 and September 30, 2007.

         During the nine months from September 30, 2007 through June 30, 2008, total assets increased $2.0 million, or 1.51%, from $132.6 million to $134.6 million. Net loans increased by $0.8 million, or 0.75%, from $106.1 million to $106.9 million during the same period. The increase in net loans resulted from increases in commercial real estate loans and other commercial loans more than offsetting decreases in residential real estate loans and consumer loans.

         Borrowed funds from the FHLB, consisting of advances and security repurchase obligations, were $28.0 million on June 30, 2008, down from $33.2 million at September 30, 2007. Deposits increased $6.6 million, or 8.66%, during the nine months from $76.2 million to $82.8 million and replaced the decrease of $5.2 million in borrowed funds. Increases in demand deposits, NOW and money market accounts, and time deposits of $1.9 million, $1.5 million and $3.4 million, respectively, more than offset a decrease of $0.2 million in savings accounts. Brokered deposits decreased $0.7 million from $3.7 million at September 30, 2007 to $3.0 million at June 30, 2008.

         Shareholders' equity increased $391,000 for the nine months ended June 30, 2008. The increase resulted from net income of $703,000 combining with an increase of $76,000 on ESOP shares earned, amortization of $25,000 on MRP shares, an $8,000 recognition of pension and postretirement benefit costs, a $6,000 increase as 1,125 treasury shares were issued when one director exercised vested stock options, a decrease of $159,000 for a cash dividend paid on March 31, 2008, a $127,000, net of taxes, decrease in unrealized gains on securities available-for-sale, a decrease of $20,000 for the purchase of treasury shares and a cumulative effect adjustment to retained earnings of $121,000 related to the adoption of EITF No. 06-4 which decreased shareholders' equity.


         At June 30, 2008, non-performing assets were 0.58% of total assets, slightly up from 0.57% at September 30, 2007. Non-performing loans were 0.67% of total loans at June 30, 2008, up from 0.63% at September 30, 2007. A summary of the Company's non-performing assets and related ratios follows (dollars in thousands):


                                                        June 30,      September 30,
           Non-performing assets                          2008            2007
           ---------------------                      ------------    ------------
           Non-accrual loans
           Residential mortgages
             and home equity loans                    $        270    $        127
           Commercial mortgages                                442             249
           Consumer other                                       --               1
           Commercial other                                     --              --
                                                      ------------    ------------
              Total non-accrual loans                          712             377

           Residential mortgage loans over 90
             days delinquent and still accruing                 --             297
                                                      ------------    ------------
               Total non-performing loans                      712             674

           Foreclosed real estate                               41              85
           Other repossessed assets                             25               3
                                                      ------------    ------------
             Total non-performing assets              $        778    $        762
                                                      ============    ============

           Non-performing loans to total loans                0.67%           0.63%

           Non-performing assets to
                total assets                                  0.58%           0.57%

         The Company had no loans more than 90 days delinquent and still accruing at June 30, 2008 and $297,000 of such loans at September 30, 2007.

         At June 30, 2008, four of eight non-accrual residential mortgages totaling $167,000, and two non-accrual commercial mortgage loans totaling $442,000 are in foreclosure proceedings.

         Management believes that these non-performing loans are adequately secured by collateral. Further, management is not aware of any factors common to these loans, which caused their non-performance or any developments that suggest an upward trend in delinquencies. Accordingly, while we will continue to monitor asset quality, management has determined that a $47,000 decrease in the loan loss allowance to $864,000 at June 30, 2008 from September 30, 2007, is appropriate at this time based on the history of losses in the loan portfolio over the past six years.

Comparison of Results of Operations for the Three Months Ended June 30, 2008 and 2007.

         General. Our net income for the three months ended June 30, 2008 was $227,000, a decrease of $41,000, or 15.3%, from last year's net income of $268,000 for the same period. Last year's net income benefited from a $60,000 after tax gain on the sale of Freddie Mac stock, that isn't present in this year's results.

         Basic earnings per share and diluted earnings per share were both $0.10 for this year's quarter versus $0.12 in last year's quarter.

         Interest Income. Interest income decreased $118,000, or 5.84%, from $2,020,000 for the three months ended June 30, 2007 to $1,902,000 for the three months ended June 30, 2008. A decrease of 31 basis points (0.31%) in the average interest rate earned on our interest-earning assets, from 6.62% in last year's quarter to 6.31% in this year's quarter, resulted in a decrease of $79,000 in interest income, while a $1.0 million decrease in the average balance of interest-earning assets resulted in a decrease of $39,000 in interest income.

         Interest income on loans decreased by $101,000, or 5.45%, in this year's quarter from the same period last year. The average yield on loans was 6.63% for the three month period ending June 30, 2008, a decrease of 20 basis points (0.20%), from 6.83% for the three month period ending June 30, 2007. The decreased yield resulted in a decrease of $56,000 in interest income, while a decrease of $2.5 million in the average balance of loans from $108.8 million to $106.3 million resulted in a decrease of $45,000 in interest income.

         In January 2008, we re-activated the loan arbitrage program to increase loan originations, especially in the vacation home market, and planned to fund the loans with additional borrowings through the FHLB. We have not experienced a surge in loan activity since lowering our lending rates. Buyers are scarce and may be waiting for real estate prices to stabilize and commodity markets to settle before making such commitments. Loan growth from June 30, 2007 through June 30, 2008 was flat as indicated by the decrease of $2.5 million in the average balance of loans from June 30, 2007 to June 30, 2008. Most of the decrease represents the sale of loans held for sale of $2.1 million from last year to this year. Unlike last year when the slow down in loan growth was deliberate, we have been unable to increase loan production in response to a decrease in lending rates. We still feel the current interest rate environment provides an opportunity to profit from loan arbitrage. However, the favorable market fundamentals may dissipate before the demand re-appears.

         Interest income on securities decreased by $13,000, or 9.09% for the quarter ended June 30, 2008 versus the quarter ended June 30, 2007. A decrease in the yield on our securities portfolio of 8 basis points, or 0.08%, from 4.92% in last year's quarter to 4.84% in this year's quarter resulted in a decrease of $2,000 in interest income while a decrease of $0.9 million in the average balance of securities over the same period decreased interest income by $11,000. Over the same time frame, a 325 basis point, or 3.25%, decrease in the average interest rate earned on other short-term investments decreased interest income by $21,000, while an increase of $2.3 million in the average balance of other short-term investments increased interest income by $17,000.

         Interest Expense. Interest expense decreased $116,000, or 11.76%, in the third quarter of fiscal 2008 versus the third quarter of fiscal 2007. An decrease of 33 basis points (0.33%) in the average rate we paid on interest-bearing liabilities from 3.72% last year to 3.39% this year resulted in a decrease of $76,000 in interest expense, while a decrease of $3.2 million from $106.3 million to $103.1 million in the average balance of interest-bearing liabilities resulted in a $40,000 decrease in interest expense.

         Interest expense on time deposits increased $13,000 from $468,000 for the quarter ending June 30, 2007 to $481,000 for the quarter ending June 30, 2008. A decrease of 29 basis points, or 0.29%, in the average rate we paid on time deposits decreased interest expense by $30,000, while an increase in the average balance of time deposits of $3.8 million resulted in an increase of $43,000 in interest expense. Comparing the three months ended June 30, 2008 to the three months ended June 30, 2007, interest expense decreased on savings and club accounts, NOW and money market accounts and borrowed funds by $3,000,

$8,000 and $118,000, respectively. Interest expense decreased $3,000, or 6.25%, on savings and club accounts due to a decrease of $1.1 million in the average balance from $18.8 million in last year's quarter to $17.7 million in this year's quarter. The average balance of NOW and money market accounts increased by $1.4 million from the 2007 fiscal quarter to the 2008 fiscal quarter resulting in a $4,000 increase in interest expense, while a decrease in the average rate by 34 basis points (0.34%) reduced interest expense by $12,000. The cost of our borrowed funds decreased by 41 basis points, or 0.41%, from the third quarter of fiscal 2007 to the third quarter of fiscal 2008, resulting in a decrease of $34,000 in interest expense, while a decrease in the average balance of borrowed funds by $7.2 million resulted in a decrease of $84,000 in interest expense.

         Net Interest Income. Our net interest income decreased by $2,000, or 0.19%, from $1,034,000 for the three month period ending June 30, 2007 to $1,032,000 for the three month period ending June 30, 2008, as interest income decreased by $118,000 and interest expense decreased by $116,000, as described above.

         Our interest rate spread (the difference between the average rate we earn and the average rate we pay) increased by 2 basis points, or 0.02%, from 2.90% in last year's quarter to 2.92% in this year's quarter. Also, net interest margin increased by 3 basis points (0.03%) to 3.42% in the third fiscal quarter of 2008, up from 3.39% in the corresponding quarter of 2007.

         Average capital represented 17.1% of average interest-earning assets for the quarter ended June 30, 2008 compared to 16.6% at June 30, 2007. Our ratio of average interest-earning assets to average interest-bearing liabilities was 1.18 times at June 30, 2008 and 1.15 times at June 30, 2007.

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

         For the three months ended June 30, 2008 and 2007, we did not record a provision for loan losses. At June 30, 2008 and 2007, the ratio of our loan loss allowance to total loans was 0.81% and 0.85%, respectively. On March 31, 2008, the allowance was $882,000, or 0.84% of total loans, and we determined at the end of the third quarter that the appropriate level for the allowance was $864,000. We had charge-offs during the quarter of $24,000 and recoveries of $6,000.

         Our level of non-accruing loans, loans 90 days and still accruing and restructured loans was $712,000, or 0.67% of total loans at June 30, 2008 compared to $711,000, or 0.68% of total loans at March 31, 2008. There was a decrease in the ratio of the loan loss allowance to total loans from 0.84% at March 31, 2008 to 0.81% at June 30, 2008.

         Non-interest Income. Our non-interest income decreased $71,000 from $267,000 in the 2007 quarter to $196,000 in the 2008 quarter. Service charge income increased $48,000 as the result of an overdraft privilege program implemented last year. Offsetting this increase in part was a decrease in the value of the investments in the deferred fees plan of $35,000. Realized gain on the sale of available for sale securities more than accounted for reduction in this year's quarter as we recognized a $96,000 gain last year and no gain this year. We have been selling some Freddie Mac stock each year since 2000 and have booked profit totaling $820,000 over the last nine years. Unlike last year's quarter, we have not sold any stock due to the dramatic price decrease in the stock, which has fallen from over $60 per share to the current price of less than $5 per share due to the current condition of the housing market. We currently own 5,920 shares at a cost of less than $1 per share. Should the stock become worthless, we would post a loss of less than $6,000. We will continue to hold the stock as we expect that it will recover some of the lost value when the economy improves.

         Non-interest Expenses. Non-interest expenses increased $3,000 from $880,000 for the 2007 fiscal third quarter to $883,000 for the 2008 fiscal third quarter. Salaries and employee benefits are up $16,000, or 3.7% from last year's quarter. Professional fees increased by $39,000 due to the consultant costs associated with the reverse stock split transaction both before and after the decision by the Board of Directors to pursue this option. Offsetting these increases in part was a decrease in directors' fees expense of $29,000, resulting primarily from a $35,000 loss in the value of the investments in the deferred fees plan, and a decrease of $27,000 in occupancy and equipment costs from eliminating the former administrative offices and the Clayton lending office.

         At June 30, 2008 we had thirty-two full-time and four part-time employees and on June 30, 2007 we had thirty-one full-time employees and four part-time employees.

         Income tax expense. Our income tax expense decreased by $35,000, or 22.88%, from $153,000 for the third quarter of fiscal 2007 to $118,000 for the same quarter of fiscal 2008. The decreased expense was the result of a decrease in income before income tax of $76,000, or 18.05%, from $421,000 for the third quarter of last fiscal year to $345,000 for the third quarter of this fiscal year. Our effective tax rate was 34.2% for the three months ended June 30, 2008 compared to 36.3% for the same period in 2007. The decreased effective tax rate in the current quarter is due to a larger percentage of our pre-tax income being non-taxable.

Comparison of Results of Operations for the Nine Months Ended June 30, 2008 and 2007.

         General. Our net income for the nine months ended June 30, 2008 was $703,000, an increase of $36,000, or 5.40%, from last year's $667,000. The following operating results combined to produce the increase:

         1. net interest income increased by $9,000 as interest income decreased $124,000 and interest expense decreased $133,000,

         2.       provision for loan losses decreased by $15,000,

         3.       non-interest income decreased by $68,000,

         4.       non-interest expenses decreased $72,000 and

         5. income taxes decreased by $8,000 as a result of an increase in non-taxable income.

         Basic earnings per common share and diluted earnings per common share were both $0.31 for the first nine months of this fiscal year and $0.29 for the first nine months of the last fiscal year.

         Interest Income. Interest income decreased by $124,000, or 2.06%, from $6,034,000 for the nine months ended June 30, 2007 to $5,910,000 for the nine months ended June 30, 2008. While average interest-earning assets decreased only $0.3 million, or 0.25%, from $121.4 million for the first nine months of fiscal year 2007 to $121.1 million for the same period this year, it resulted in a decrease of $65,000 in interest income as the average balance of loans decreased $1.9 million while the average balance of other short-term investments increased by $1.8 million. Changes in rates for interest earning assets resulted in a decrease of $59,000 in interest income.

         The average interest rate we earned on our interest-earning assets was 13 basis points (0.13%) lower in the first nine months of this year over last year as the average rate fell from 6.65% last year to 6.52% this year. The average rate earned on loans decreased 8 basis points (0.08%) from 6.85% last year to 6.77% this year, while the average rate earned on securities increased by 33 basis points, or 0.33%, from 4.78% last year to 5.11% this year, and the average rate on other short-term investments, primarily FHLB deposits, decreased by 238 basis points (2.38%) from 5.11% to 2.73%.

         The decrease in the average interest rate earned on loans resulted in a decrease of $63,000 in interest income, while the decrease in the average balance of loans decreased interest income by $96,000, totaling a $159,000 decrease in interest income for the loan portfolio.

         For securities and other short-term investments, the changes in interest rates earned resulted in an increase in interest income of $4,000, while the increase in the average balances increased interest income by $31,000 resulting in a total increase of $35,000 in interest income.

         Interest Expense. Interest expense decreased by $133,000 from $2,894,000 for the first nine months of 2007 to $2,761,000 for the first nine months of 2008 as a result of both an overall interest rate decrease and a decrease in average interest-bearing liabilities. A decrease of 10 basis points (0.10%) in the average rate we paid on interest-bearing liabilities from 3.66% in 2007 to 3.56% in 2008 decreased interest expense by $56,000, while a decrease in the average balance of interest-bearing liabilities of $2.2 million, from $105.7 million at June 30, 2007 to $103.5 million at June 30, 2008, resulted in a decrease in interest expense of $77,000.

         Interest expense increased on time certificates by $101,000, or 7.50%, from $1,346,000 for the nine months ended June 30, 2007 to $1,447,000 for the nine months ended June 30, 2008. An increase in the average rate paid on time certificates from 4.62% for the first three quarters in the 2007 fiscal year to 4.67% for the first three quarters of the 2008 fiscal year increased interest expense by $15,000, while an increase $2.5 million in the average balance of time certificates over the same time frame increased interest expense by $86,000.

         Interest expense decreased on savings and club accounts and on borrowings by $10,000 and $223,000, respectively, as

         1. a decrease of $1.2 million in the average balance of savings and club accounts, from $19.0 million to $17.8 million, resulted in a decrease of $10,000 in interest expense,

         2. a decrease of 25 basis points (0.25%), from 4.85% to 4.60% on the average rate we paid on borrowed funds decreased interest expense by $64,000, while a decrease of $4.6 million in the average amount of those borrowings, from $35.5 million to $30.9 million, decreased interest expense by $159,000.

         Net Interest Income. The net effect of the increases in interest income and interest expense was an increase of $9,000, or 0.29%, in net interest income from $3,140,000 for the first nine months of the 2007 fiscal year to $3,149,000 for the first nine months of the 2008 fiscal year. Our interest rate spread (the difference between the average rate we earn and the average rate we pay) decreased by 3 basis points (0.03%) from 2.99% last year to 2.96% this year. Net interest margin increased by 1 basis point (0.01%) from 3.46% for the first nine months of fiscal 2007, to 3.47% for the first nine months of fiscal 2008.

         Average capital represented 17.02% and 16.63% of average interest-earning assets for the nine months ended June 30, 2008 and June 30, 2007, respectively. Our ratio of average interest-earning assets to average interest-bearing liabilities was 1.17 times and 1.15 times in 2008 and 2007, respectively.

         Provision for Loan Losses. Year to date, we had charge-offs of $57,000 and recoveries of $15,000. We recorded no provision for loan losses for the first nine months of this fiscal year as compared to $15,000 for the first nine months of the past fiscal year. At June 30, 2008 and 2007 the ratio of our loan loss allowance to total loans was 0.81% and 0.85%, respectively. As disclosed in the comparison of financial condition discussion, our level of non-accruing loans, loans 90 days past due and still accruing and restructured loans was $712,000, or 0.67% of total loans at June 30, 2008 compared to $674,000, or

0.63% of total loans at September 30, 2007. Management believes that these loans are adequately secured and do not require any adjustment to the allowance for loan losses.

         Non-interest Income. Non-interest income was $68,000 lower for the first nine months of this year versus the same period last year. Service charge income increased by $140,000, but that was more than offset by decreases of $126,000 in the market value of the underlying plan assets in the deferred directors' fees plan and $97,000 in gain/loss on the sale of available for sale securities. Service charge income increased as the result of an overdraft privilege program implemented last year.

         Non-interest Expense. Non-interest expenses decreased by $72,000 to $2,599,000 for the first nine months of fiscal 2008 compared to $2,671,000 for the first nine months of fiscal 2007. Increases of $41,000 in salaries and employee benefits, $44,000 in professional fees and $10,000 in data processing costs were more than offset by decreases of $111,000 in directors' fees, $41,000 in occupancy and equipment costs and $13,000 in other non-interest expense were primarily responsible for the decrease in non-interest expenses. The decrease in directors' fees was the result of a $126,000 decrease in the market value of the underlying plan assets in the deferred directors fees plan. Professional fees increased due to the consultant costs associated with the split transaction both before and after the decision by the Board of Directors to pursue this option.

         Income tax expense. Our income tax expense year-to-date decreased by $8,000, or 2.22%, from $360,000 last year to $352,000 this year. The decreased expense was the result of increased non-taxable income. Our effective tax rate was 33.4% for the nine months ended June 30, 2008 compared to 35.1% for the same period in 2007.

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

         In general, we manage our liquidity by maintaining a sufficient level of short-term investments so funds are readily available for investment in loans when needed. During the nine months ended June 30, 2008, we increased our cash and cash equivalents by $3.2 million. We have originated $20.4 million of new loans for the first nine months of this fiscal year. However, loans, net, after payments, charge-offs and transfers to foreclosed real estate, increased by $1.0 million over this period.

         Deposits increased by $6.6 million during the nine months ended June 30, 2008, including a decrease in brokered deposits of $0.7 million. In addition to factors within our control, such as our deposit pricing strategies and our marketing efforts, deposit flows are affected by the level of general market interest rates, the availability of alternate investment opportunities, general economic conditions, and other factors outside our control. We decreased our borrowings from FHLB by $5.2 million during this same period.

         We monitor our liquidity regularly. Excess liquidity is invested in overnight federal funds sold and other short-term investments. If we need additional funds, we can borrow those funds, although the cost of borrowing money is normally higher than the average cost of deposits. As a member of the Federal Home Loan Bank of New York, the Bank can arrange to borrow an additional $23.7 million against our one to four family first mortgage portfolio. We have used borrowed funds to help us leverage capital, but have not needed borrowings to cover liquidity shortfalls. In addition to borrowings, we believe that, if needed, we can attract additional deposits by increasing the rates we offer.

         We measure liquidity on a monthly basis and strive to maintain a liquidity ratio of between 5% and 15%. At June 30, 2008, the ratio was 9.92% as compared to 5.96% on June 30, 2007.

Off Balance Sheet Arrangements

         The Company's financial statements do not reflect off-balance sheet arrangements that are made in the normal course of business. These off-balance sheet arrangements consist of unfunded loans.

         We had $2.1 million in outstanding commitments to make loans at June 30, 2008, along with $6.1 million of unused home equity, commercial and overdraft lines of credit. We anticipate that we will have enough liquid funds to meet our current loan commitments, purchase commitments and to fund draws on the lines of credit through the normal turnover of our loan and securities portfolios. At June 30, 2008, we had $28.2 million of time certificates scheduled to mature within one year. We anticipate that we can retain substantially all of those deposits if we need to do so to fund loans and other investments as part of our efforts to grow and leverage our capital.

Capital Resources

         The OTS has minimum capital ratio requirements applying to the Bank, but there are no comparable minimum capital requirements that apply to the Company as a savings and loan holding company. At June 30, 2008, the Bank exceeded all regulatory capital requirements of the OTS applicable to it, with Tier I capital of $20.6 million, or 15.3% of adjusted total assets and with total risk-based capital of $21.5 million, or 27.9% of risk-weighted assets. The Bank also had tangible capital of $20.6 million, or 15.3% of average tangible assets. The Bank was classified as "well capitalized" at June 30, 2008 under OTS regulations.

Item 3.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. The term "disclosure controls and procedures" is defined in Rule 13a-14(c) of the Securities Exchange Act of 1934, or (the "Exchange Act"). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2008, and they have concluded as of that date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

(b) Changes in Internal Controls. There were no significant changes to our internal controls or in the other factors that could significantly affect our internal controls during the quarter ended June 30, 2008, including any corrective actions with regard to significant deficiencies and material weakness.

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

                                   Gouverneur Bancorp, Inc.

Date: August 11, 2008              By: /s/ Richard F. Bennett
                                       -----------------------------------------
                                       Richard F. Bennett
                                       President and Chief Executive Officer
                                       (principal executive officer and officer
                                       duly authorized to sign on behalf of the
                                       registrant)


                                   By: /s/ Robert J. Twyman
                                       -----------------------------------------
                                       Robert J. Twyman
                                       Vice President and Chief Financial
                                       Officer (principal financial officer duly
                                       authorized to sign on behalf of the
                                       registrant)